Form 10-Q
period 1996-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 1996-05-15
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q



       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1996.


       [  ]   Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934
              For the transition period from              to


                         Commission file number 33-40093
                             -----------------------



                          PLM EQUIPMENT GROWTH FUND VI
             (Exact name of registrant as specified in its charter)


      California                                            94-3135515
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

One Market, Steuart Street Tower
  Suite 900, San Francisco, CA                             94105-1301
    (Address of principal                                  (Zip code)
     executive offices)



        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ______

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                                 BALANCE SHEETS
                            (in thousands of dollars)

                                     ASSETS


                                                                            March 31,          December 31,
                                                                             1996                1995
                                                                        ------------------------------------

  Equipment held for operating leases                                    $   116,402          $   106,453
  Less accumulated depreciation                                              (40,786)             (41,382)
                                                                        ------------------------------------
                                                                              75,616               65,071
  Equipment held for sale                                                      2,422               14,607
                                                                        ------------------------------------
    Net equipment                                                             78,038               79,678

  Cash and cash equivalents                                                    4,343                2,600
  Restricted cash                                                              1,298                1,298
  Investments in unconsolidated special purpose entities                      45,414               32,023
  Accounts receivable, net of allowance for doubtful accounts
    of $380 in 1996 and $245 in 1995                                           2,867                3,374
  Prepaid expenses and other assets                                              160                  227
  Deferred charges, net of accumulated amortization of
    $1,111 in 1996 and $1,010 in 1995                                            479                  429
  Equipment acquisition deposits                                                  --                2,328
                                                                        ------------------------------------

  Total assets                                                           $   132,599          $   121,957
                                                                        ====================================


                    LIABILITIES AND PARTNERS' CAPITAL


  Liabilities:

  Accounts payable and accrued expenses                                  $       554          $       852
  Due to affiliates                                                            1,934                3,205
  Prepaid deposits and reserve for repairs                                     2,817                2,470
  Short term note payable                                                     11,220                   --
  Note payable                                                                30,000               30,000
                                                                        ------------------------------------
          Total liabilities                                                   46,525               36,527

  Partners' capital:

  Limited Partners (8,290,017 Depositary Units at March 31,
    1996 and 8,318,247 at December 31, 1995)                                  86,074               85,430
  General Partner                                                                 --                   --
                                                                        ------------------------------------
      Total partners' capital                                                 86,074               85,430
                                                                        ------------------------------------

  Total liabilities and partner's capital                                $   132,599          $   121,957
                                                                        ====================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (in thousands of dollars except per unit amounts)



                                                                         For the three months
                                                                            ended March 31,
                                                                        1996              1995
                                                                    --------------------------------
  Revenue:

  Lease revenue                                                     $     5,355       $     7,854
  Interest and other income                                                 229                93
  Net gain on disposition of equipment                                    6,329                 8
                                                                    --------------------------------
        Total revenues                                                   11,913             7,955

  Expenses:

  Depreciation and amortization                                           2,973             5,460
  Management fees to affiliate                                              293               430
  Repairs and maintenance                                                   779               607
  Interest expense                                                          524               497
  Marine equipment operating expenses                                       705               825
  Insurance expense to affiliate                                             59               204
  Other insurance expense                                                   199               124
  General and administrative expenses
    to affiliates                                                           269               300
  Other general and administrative
    expenses                                                                135               160
  Provision for bad debts                                                   133                75
                                                                    --------------------------------
        Total expenses                                                    6,069             8,682
                                                                    --------------------------------

  Equity in net loss of unconsolidated
    special purpose entities                                               (452)               --
                                                                    ------------------------------

  Net income (loss)                                                 $     5,392       $      (727)
                                                                    ================================

  Partners' share of net income (loss):

    Limited Partners                                                $     5,173       $      (946)
    General Partner                                                         219               219
                                                                    --------------------------------

  Total                                                             $     5,392       $      (727)
                                                                    ================================

  Net loss per Depositary Unit
    (8,290,017 in 1996 and 8,318,247 in 1995)                       $      0.62       $     (0.11)
                                                                    ================================

  Cash distributions                                                $     4,374       $     4,381
                                                                    ================================

  Cash distributions per Depositary Unit                            $      0.50       $      0.50
                                                                    ================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            ( A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1994 to March 31, 1996
                                 (in thousands)



                                                             Limited              General
                                                            Partners              Partner               Total
                                                          --------------------------------------------------------

  Partners' capital at December 31, 1994                   $   104,922           $    --             $  104,922

  Net income (loss)                                             (2,850)              876                 (1,974)

  Cash distributions                                           (16,642)             (876)               (17,518)
                                                          ---------------------------------------------------------

  Partners' capital at December 31, 1995                        85,430                --                 85,430

  Net income                                                     5,173               219                  5,392

  Repurchase of Depositary Units                                  (374)               --                   (374)

  Cash distributions                                            (4,155)             (219)                (4,374)
                                                          ---------------------------------------------------------

  Partners' capital at March 31, 1996                      $    86,074           $    --             $   86,074
                                                          =========================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)



                                                                                       For the three months
                                                                                          ended March 31,

                                                                                         1996                  1995
                                                                                     ------------------------------------
 Operating activities:
   Net income (loss)                                                                  $    5,392            $     (727)
   Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
     Net gain on disposition of equipment                                                 (6,329)                   (8)
     Cash distributions from unconsolidated special purpose entities
        in excess of loss                                                                    849                    --
     Depreciation and amortization                                                         2,973                 5,460
     Changes in operating assets and liabilities:
        Accounts receivable                                                                  507                   230
        Prepaid expenses and other assets                                                     67                   120
        Accounts payable and accrued expenses                                               (298)                  (11)
        Due to affiliates                                                                   (446)                   26
        Prepaid deposits and reserve for repairs                                             462                   235
                                                                                     ------------------------------------
 Cash provided by operating activities                                                     3,177                 5,325
                                                                                     ------------------------------------

 Investing activities:
   Payments for purchase of equipment                                                    (13,699)                  (11)
   Investment in and equipment purchased and placed in
     unconsolidated special purpose entities                                             (14,240)                   --
   Payments of acquisition related fees to affiliate                                        (675)                   --
   Payments of lease negotiation fees to affiliate                                          (150)                   --
   Proceeds from disposition of equipment                                                 20,858                   285
                                                                                     ------------------------------------
 Cash (used in) provided by investing activities                                          (7,906)                  274
                                                                                     ------------------------------------

 Financing activities:
   Proceeds from short term note payable                                                  11,220                    --
   Repurchase of depositary units                                                           (374)                   --
   Cash distributions paid to General Partner                                               (219)                 (219)
   Cash distributions paid to Limited Partners                                            (4,155)               (4,162)
                                                                                     ------------------------------------
 Cash provided by (used in) financing activities                                           6,472                (4,381)
                                                                                     ------------------------------------

 Net increase in cash and cash equivalents                                                 1,743                 1,218

 Cash and cash equivalents at beginning of period                                          2,600                 6,246
                                                                                     ------------------------------------

 Cash and cash equivalents at end of period                                           $    4,343            $    7,464
                                                                                     ====================================

 Supplemental information:
   Interest paid                                                                      $      677            $      502
                                                                                     ====================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of March 31, 1996, the statements of operations and the statements of cash flows for the three months ended March 31, 1996 and 1995, and the statements of changes in partners' capital for the period December 31, 1994 to March 31, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Investments in Unconsolidated Special Purpose Entities

During the second half of 1995, the Partnership began to increase the level of its participation in the ownership of large-ticket transportation assets to be owned and operated jointly with affiliated programs. This trend has continued in the first quarter of 1996.

Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of rental equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under equity accounting the Partnership's proportionate share is presented as a single net amount, equity in net income
(loss) of unconsolidated special purpose entities, under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

During the three months ended March 31, 1996, the Partnership purchased a partial beneficial interest in a trust of five commercial aircraft for $11.2 million and incurred acquisition and lease negotiation fees of $0.6 million to PLM Transportation Equipment Corporation (TEC), an affiliate of the General Partner.

During March 1996, the Partnership purchased a 50% ownership interest in a marine vessel (the remaining interest in this marine vessel belongs to an affiliated partnership) for $4.0 million including acquisition and lease negotiation fees of $0.2 million incurred to TEC for this equipment. The Partnership made a deposit of $0.4 million toward this purchase which is included in the balance sheet as investments in unconsolidated special purpose entities at December 31, 1995.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996

2.   Investments in Unconsolidated Special Purpose Entities (continued)

The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                           March 31,           December 31,
   % Ownership         Equipment                                             1996               1995
   -------------------------------------------------------------------------------------------------------
         64%           767-200ER commercial aircraft                     $   17,836          $   18,674
         14%           Canadian Air Trust                                     3,671               3,962
         40%           Canadian Air Trust                                    10,922                  --
         45%           Mobile offshore drilling unit                          6,602               6,633
         20%           Handymax bulk carrier                                  2,423               2,376
         50%           Feeder vessel                                          3,960                 378
                                                                        ----------------------------------
                         Net investments                                 $   45,414          $   32,023
                                                                        ==================================

3.   Repurchase of Depositary Units

At December 31, 1995, the Partnership agreed to repurchase approximately 32,400 Depositary Units for an aggregate purchase price of $0.5 million. As of March 31, 1996, the Partnership repurchased 28,230 Depositary Units for $374,000 The General Partner anticipates that the remaining Units will be repurchased during the next three months.

4.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale. The components of equipment are as follows (in thousands):

                                                  March 31,         December 31,
                                                  1996                 1995
                                              -----------------------------------
  Aircraft                                     $   11,918          $    11,918
  Marine vessels                                   41,077               25,228
  Trailers                                         18,718               18,675
  Aircraft engines and components                  12,140               17,992
  Marine containers                                16,882               16,984
  Rail equipment                                   15,667               15,656
                                              -----------------------------------
                                                  116,402              106,453
  Less accumulated depreciation                   (40,786)             (41,382)
                                              -----------------------------------
                                                   75,616               65,071
  Equipment held for sale                           2,422               14,607
                                              -----------------------------------
    Net equipment                              $   78,038          $    79,678
                                              ===================================

As of March 31, 1996, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two aircraft engines and 27 railcars. At December 31, 1995, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two aircraft engines. The net book value of the equipment off lease was $2.8 million and $2.5 million at March 31, 1996, and December 31, 1995, respectively.

During March 1996, the Partnership purchased two marine vessels for $15.8 million including acquisition and lease negotiation fees of $0.8 million incurred to TEC for this equipment. The Partnership made a deposit of $1.5 million toward this purchase at December 31, 1995, which is included in the balance sheet as equipment acquisition deposits along with accrued fees of $0.8 million.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996
4.   Equipment (continued)

During the three months ended March 31, 1996, 46 marine containers and 1 trailer with an aggregate net book value of $37,000 were disposed of or sold, and the Partnership received proceeds of $100,000. The Partnership also sold one marine vessel which was held for sale as of December 31, 1995, with a net book value of $14.6 million at the date of sale for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel, is the unused portion of accrued drydocking of $0.1 million.

     During the three months ended March 31, 1995, 117 marine containers with a net book value of $168,000, one railcar with a net book value of $17,000, and seven trailers with a net book value of $92,000 were disposed of or sold and the Partnership received aggregate proceeds of $285,000.

     5.  Cash Distributions

     Cash distributions are recorded when paid and totaled $4.4 million for the three months ended March 31, 1996. Cash distributions to Unit holders in excess of net income are considered to represent a return of capital using the Generally Accepted Accounting Principles (GAAP) basis. None of the cash distributions to the Limited Partners for the three months ended March 31, 1996, were deemed to be a return of capital. Cash distributions to the Limited Partners of $3.2 million for the three months ended

     March 31, 1995, were deemed to be a return of capital. Cash distributions related to the first quarter results of $2.4 million were paid or are payable during April and May 1996, depending on whether the individual unit holder elected to receive a monthly or quarterly distribution check.

6.   Debt

The General Partner has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund II, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on September 27, 1995 to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of March 31, 1996, the Partnership had $11,220,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund V had $5,610,000 and TECAI had $7,706,000 in outstanding borrowings. None of the other programs had any outstanding borrowings.

Under the terms of the Partnership's senior loan agreement, prior to accessing the Committed Bridge Facility, the Partnership has to receive a waiver from the holder of the note payable. During March 1996, the holder of the note payable issued the required waiver to the Partnership enabling the Partnership to access the Committed Bridge Facility.




Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1996 and 1995

(A)  Revenues

Total revenues of $11.9 million for the quarter ended March 31, 1996 increased from $8.0 million for the same period in 1995. This increase in 1996 revenues was primarily attributable to the Partnership recognizing a large gain on the sale of equipment offset, in part, by lower lease revenues when compared to 1995.

(1) The Partnership's lease revenue decreased to $5.4 million in the first quarter of 1996 from $7.9 million when compared to the first quarter of 1995. The following table presents lease revenues earned by equipment type (in thousands):

                                                   For the three months
                                                     ended March 31,
                                                  1996              1995
                                              -------------------------------
  Aircraft                                     $  1,155          $  1,953
  Marine vessels                                  1,572             2,552
  Trailers                                        1,051             1,322
  Rail equipment                                    997             1,044
  Marine containers                                 580               670
  Mobile offshore drilling unit                      --               313
                                              -------------------------------
                                               $  5,355          $  7,854
                                              ===============================

Although net income was not affected by the change in accounting for investments in unconsolidated special purpose entities (see note 2 to financial statements), lease revenues attributable to unconsolidated special purpose entities totaled $1.7 million in the first quarter of 1996, which included $1.1 million, $0.3 million, and $0.3 million in aircraft, marine vessels and mobile offshore drilling unit revenue, respectively, which represented revenues for jointly-owned assets (refer to the "Equity in net loss of unconsolidated special purpose entities" section below). The remaining changes in 1996 lease revenues from owned equipment are explained below:

     (a) the decrease of $0.7 million in marine vessel revenues is due to a number of factors:

              (a-1) Revenues decreased $0.9 million during the first quarter 1996 due to the sale of one marine vessel which was operating under a time charter during the same period of 1995;

              (a-2) Revenues increased $0.1 million due to the purchase of two marine vessels during the first quarter of 1996;

              (a-3) Revenues increased $0.1 million during the first quarter 1996 due to higher time charter rates earned by two marine vessels when compared to the same period of 1995;

     (b) a decrease of $0.3 million in trailer revenues is due primarily to lower utilization earned by the trailers in the PLM affiliated short term rental yards during the first quarter of 1996, when compared to the same period in 1995, and the sale of 50 trailers which were on lease during 1995;

     (c) the decrease of $0.1 million in marine container revenues was due primarily to fewer containers on lease during the first quarter of 1996, due to the sale and disposals of containers throughout 1995, when compared to the first quarter of 1995.

(2) Interest and other income increased $0.1 million during the first quarter 1996 due primarily to higher cash balances available for investments when compared to the same period of 1995.

     (3) Net gain on disposition of equipment during the first quarter of 1996, was realized on the disposal of 46 marine containers and 1 trailer with an aggregate net book value of $37,000 for proceeds of $100,000. The Partnership also sold one marine vessel which was held for sale as of December 31, 1995, with a net book value of $14.6 million at the date of sale for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel, is the unused portion of accrued drydocking of $0.1 million. Net gain on disposition of equipment during the first quarter of 1995 was realized on the disposal of 117 marine containers with a net book value of $168,000, one railcar with a net book value of $17,000, and seven trailers with a net book value of $92,000 for proceeds of $285,000.

(B)  Expenses

Total expenses of $6.1 million for the quarter ended March 31, 1996, decreased from $8.7 million for the same period in 1995. The decrease in 1996 expenses was primarily attributable to a reduction in depreciation and marine equipment operating expense, partially offset by an increase in repairs and maintenance. Although net income was not affected by the change in accounting for investments in special purpose entities, expenses attributable to unconsolidated special purpose entities totaled $2.1 million in the first quarter of 1996, which included $1.9 million, $0.1 million, and $0.1 million in depreciation and amortization, management fees and administrative and other expenses, respectively, which represented expenses for jointly-owned assets (refer to the "Equity in net loss of unconsolidated special purpose entities" section below). The remaining changes in 1996 expenses for owned equipment are explained below:

(1) Direct operating expenses (defined as repairs and maintenance, insurance expenses, and marine equipment operating expenses) remained the same at $1.7 million for the quarter ending 1996 and the same period of 1995, however, there was a change between the components which make up this expense. The component changes resulted primarily from the following:

     (a) an increase of $0.2 million in repairs and maintenance was the result of required running repairs of $0.1 million made to the railcars during the quarter ending 1996, which were not required during the same period of 1995; and an increase of $0.1 million in marine vessel repairs due to one marine vessel which was on hire the full first quarter of 1996 compared to being offhire for 20 days during 1995;

     (b) the decrease in marine equipment operating expenses of $0.1 million was the result of a marine vessel which was sold in 1996 which was operating during the same period of 1995;

     (c) there was a small decrease in insurance expenses which was also due to the sale of a marine vessel during 1996 which was in operation during the same period of 1995.

(2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, bad debt expense, and general and administrative expenses) decreased to $4.3 million in the first quarter of 1996, from $6.9 million during the first quarter of 1995. This change resulted primarily from:

     (a) a decrease in depreciation and amortization expense of $0.6 million from 1995 levels reflecting the Partnership's double-declining depreciation method and the sale of a marine vessel during 1996.

     (b) a decrease of $64,000 in management fees is the result of lower lease revenues earned by the Partnership during the three months ended March 31, 1996, when compared to the same period in 1995;

     (c) an increase of $58,000 in bad debt expense over the same period in 1995, is due to an increase in the amount due from certain lessees.

(C)  Equity in net loss of unconsolidated special purpose entities

Equity in net loss of unconsolidated special purpose entities represent the net loss generated from jointly-owned assets accounted for under the equity method (see note 2 to financial statements).

At March 31 1996 and 1995, the Partnership's interests in jointly owned assets included an aircraft, two marine vessels, and a mobile offshore drilling unit. The revenues generated by this equipment increased $0.1 million due to the change in the lease of the marine vessel from bareboat charter to time charter and the purchase of a 50% ownership in a marine vessel. Marine operating expenses also increased $0.1 million due to the change from bareboat charter in which the lessee pays for operating expenses, to a time charter in which the Partnership pays for certain operating expenses.

As of March 31 1996, the Partnership had acquired a partial beneficial interest in two trusts which hold 12 commercial aircraft. Revenues earned by these trusts of $0.3 million were offset by depreciation expense of $0.7 million.

(D)  Net income (loss)

The Partnership's net income of $5.4 million in the first quarter of 1996, increased from a net loss of $0.7 million in the first quarter of 1995. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the first quarter of 1996, is not necessarily indicative of future periods. In the first quarter of 1996, the Partnership distributed $4.2 million to the Limited Partners, or $0.50 per Limited Partnership Unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering, permanent debt financing of $30 million, and short-term debt of $11.2 million. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to partners, and increase the Partnership's equipment portfolio with any remaining available surplus cash.

For the three months ended March 31, 1996, the Partnership generated sufficient operating cash to meet its operating obligations and maintain the current level of distributions (total for three months ended March 31, 1996 of approximately $4.4 million) to the partners, but used undistributed available cash from prior periods of $0.2 million. During the three months ended March 31, 1996, the General Partner sold equipment for $20.9 million while reinvesting approximately $27.1 million (including capital improvements and fees).

The General Partner has entered into a joint $25 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund II, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, and TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on September 27, 1995, to expire on September 30, 1996. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI or PLM Equipment Growth Funds II through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than September 30, 1996. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of March 31, 1996, the Partnership had $11,220,000 in outstanding borrowings under the Committed Bridge Facility, PLM Equipment Growth Fund V had $5,610,000 and TECAI had $7,706,000 in outstanding borrowings. None of the other programs had any outstanding borrowings.

Under the terms of the Partnership's senior loan agreement, prior to accessing the Committed Bridge Facility, the Partnership has to receive a waiver from the holder of the note payable. During March 1996, the holder of the note payable issued the required waiver to the Partnership enabling the Partnership to access the Committed Bridge Facility.

The General Partner is in negotiation to renew the Committed Bridge Facility and believes it will successfully negotiate an extension of the Committed Bridge Facility prior to expiration on terms, at least as favorable as those in the current Committed Bridge Facility.

(III)    TRENDS

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. Throughout 1995, and the first part of 1996, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the container and refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel, rail, and mobile offshore drilling unit markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody Stage II aircraft, such as those owned by the Partnership, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These trends are expected to continue for the near term. These different markets have had individual effects on the performance of Partnership equipment in some cases resulting in declining performance, and in others, in improved performance.

     The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, governmental or other regulations, and others. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

     The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership..












                      (this space intentionally left blank)

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on From 8-K

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           PLM EQUIPMENT GROWTH FUND VI
                                           By: PLM Financial Services, Inc.
                                               General Partner



Date:  May 14, 1996                        By:     /s/ David J. Davis
                                                   ------------------
                                                   David J. Davis
                                                   Vice President and
                                                   Corporate Controller