Form 10-Q
period 1996-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 1996-08-14
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1996.


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
                            (in thousands of dollars)

                                     ASSETS


                                                                           June 30,          December 31,
                                                                             1996                1995
                                                                        ------------------------------------

  Equipment held for operating leases                                    $   116,063          $   106,453
  Less accumulated depreciation                                              (43,776)             (41,382)
                                                                        ------------------------------------
                                                                              72,287               65,071
  Equipment held for sale                                                         --               14,607
                                                                        ------------------------------------
    Net equipment                                                             72,287               79,678

  Cash and cash equivalents                                                    4,142                2,600
  Restricted cash                                                              1,270                1,298
  Investments in unconsolidated special purpose entities                      43,279               32,023
  Accounts receivable, net of allowance for doubtful accounts
    of $1,055 in 1996 and $245 in 1995                                         2,767                3,374
  Net Investment in sales-type lease                                             297                   --
  Prepaid expenses and other assets                                              178                  227
  Deferred charges, net of accumulated amortization of
    $1,162 in 1996 and $1,010 in 1995                                            422                  429
  Equipment acquisition deposits                                                  --                2,328
                                                                        ------------------------------------

  Total assets                                                           $   124,642          $   121,957
                                                                        ====================================


                    LIABILITIES AND PARTNERS' CAPITAL


  Liabilities:

  Accounts payable and accrued expenses                                  $       611          $       852
  Due to affiliates                                                            1,575                3,205
  Prepaid deposits and reserve for repairs                                     3,264                2,470
  Note payable                                                                39,000               30,000
                                                                        ------------------------------------
          Total liabilities                                                   44,450               36,527

  Partners' capital:

  Limited Partners (8,286,966 Depositary Units at June 30,
    1996 and 8,318,247 at December 31, 1995)                                  80,192               85,430
  General Partner                                                                 --                   --
                                                                        ------------------------------------
      Total partners' capital                                                 80,192               85,430
                                                                        ------------------------------------

  Total liabilities and partner's capital                                $   124,642          $   121,957
                                                                        ====================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (in thousands of dollars except per unit amounts)


                                                      For the three months                For the six months
                                                         ended June 30,                     ended June 30,
                                                         1996         1995               1996            1995
                                                   ---------------------------------------------------------------

  Revenues:

    Lease revenue                                   $   6,521      $   7,927          $  11,876       $  15,781
    Interest and other income                              88            289                317             381
    Net gain (loss) on disposition of equipment           211              6              6,540              15
                                                   ---------------------------------------------------------------
        Total revenues                                  6,820          8,222             18,733          16,177

  Expenses:

    Depreciation and amortization                       3,316          5,408              6,289          10,867
    Management fees to affiliate                          348            432                641             862
    Repairs and maintenance                               846            881              1,625           1,489
    Interest expense                                      688            497              1,211             994
    Marine equipment operating expenses                 1,005            787              1,710           1,612
    Insurance expense to affiliate                         52            153                112             357
    Other insurance expense                               198            139                396             263
    General and administrative
      expenses to affiliates                              271            265                517             587
    Other general and administrative expenses             216            146                374             284
    Provision for bad debts                               678            247                812             322
                                                   ---------------------------------------------------------------
                                                   ---------------------------------------------------------------
        Total expenses                                  7,618          8,955             13,687          17,637
                                                   ---------------------------------------------------------------

  Equity in net loss of unconsolidated
    special purpose entities                             (630)            --             (1,082)             --
                                                   ---------------------------------------------------------------

  Net income (loss)                                 $  (1,428)     $    (733)         $   3,964       $  (1,460)
                                                   ===============================================================

  Partners' share of net income (loss):

    Limited Partners                                $  (1,646)     $    (952)         $   3,527       $  (1,898)
    General Partner                                       218            219                437             438
                                                   ---------------------------------------------------------------

  Total                                             $  (1,428)     $    (733)         $   3,964       $  (1,460)
                                                   ===============================================================

  Net income (loss) per Depositary Unit
    (8,286,966 Units in 1996 and
     8,318,247 in 1995)                             $   (0.20)     $   (0.11)         $    0.43       $   (0.23)
                                                   ===============================================================

  Cash distributions                                $   4,365      $   4,378          $   8,739       $   8,759
                                                   ===============================================================

  Cash distributions per Depositary Unit            $    0.50      $    0.50          $    1.00       $    1.00
                                                   ===============================================================


                       See accompanying notes to financial
                                  statements.

                                         PLM EQUIPMENT GROWTH FUND VI
                                           ( A Limited Partnership)

                                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
                            the period from December 31, 1994 to June 30, 1996
                                                (in thousands)



                                                             Limited              General
                                                            Partners              Partner               Total
                                                          --------------------------------------------------------

  Partners' capital at December 31, 1994                   $   104,922           $    --             $  104,922

  Net income (loss)                                             (2,850)              876                 (1,974)

  Cash distributions                                           (16,642)             (876)               (17,518)
                                                          ---------------------------------------------------------

  Partners' capital at December 31, 1995                        85,430                --                 85,430

  Net income                                                     3,527               437                  3,964

  Repurchase of Depositary Units                                  (463)               --                   (463)

  Cash distributions                                            (8,302)             (437)                (8,739)
                                                          ---------------------------------------------------------

  Partners' capital at June 30, 1996                       $    80,192           $    --             $   80,192
                                                          =========================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        For the six months
                                                                                          ended June 30,
                                                                                         1996                  1995
                                                                                     ------------------------------------
 Operating activities:
   Net income (loss)                                                                  $    3,964            $   (1,460)
   Adjustments to reconcile net income (loss) to
   cash provided by operating activities:
     Net gain on disposition of equipment                                                 (6,540)                  (14)
     Cash distributions from unconsolidated special purpose entities
        in excess of loss                                                                  3,795                    --
     Depreciation and amortization                                                         6,289                10,867
     Changes in operating assets and liabilities:
        Restricted cash                                                                       28                    --
        Accounts receivable, net                                                             651                  (299)
        Prepaid expenses and other assets                                                     49                   127
        Accounts payable and accrued expenses                                               (242)                  (47)
        Due to affiliates                                                                   (805)                  (36)
        Prepaid deposits and reserve for repairs                                             908                    51
                                                                                     ------------------------------------
 Cash provided by operating activities                                                     8,097                 9,189
                                                                                     ------------------------------------

 Investing activities:
   Payments for purchase of equipment                                                    (13,914)                 (378)
   Investment in and equipment purchased and placed in
     unconsolidated special purpose entities                                             (15,051)                   --
   Payments of acquisition related fees to affiliate                                        (675)                   --
   Payments of lease negotiation fees to affiliate                                          (152)                   --
   Sales-type lease payments received                                                         20                    --
   Proceeds from disposition of equipment                                                 23,419                   477
                                                                                     ------------------------------------
 Cash (used in) provided by investing activities                                          (6,353)                   99
                                                                                     ------------------------------------

 Financing activities:
   Proceeds from short term note payable                                                  11,220                    --
   Payments of short-term note payable                                                    (2,220)                   --
   Repurchase of depositary units                                                           (463)                   --
   Cash distributions paid to General Partner                                               (437)                 (437)
   Cash distributions paid to Limited Partners                                            (8,302)               (8,322)
                                                                                     ------------------------------------
 Cash used in financing activities                                                          (202)               (8,759)
                                                                                     ------------------------------------

 Net increase in cash and cash equivalents                                                 1,542                   529

 Cash and cash equivalents at beginning of period                                          2,600                 6,246
                                                                                     ------------------------------------

 Cash and cash equivalents at end of period                                           $    4,142            $    6,775
                                                                                     ====================================

 Supplemental information:
   Interest paid                                                                      $    1,386            $    1,005
                                                                                     ====================================

 Supplemental disclosure of noncash investing and financing activities:
   Sales proceeds included in accounts receivable                                     $       44            $       --
                                                                                     ====================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of June 30, 1996, the statements of operations for the three and six months ended June 30, 1996 and 1995, the statements of cash flows for the six months ended June 30, 1996 and 1995, and the statements of changes in partners' capital for the period December 31, 1994 to June 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Investments in Unconsolidated Special Purpose Entities

During the second half of 1995, the Partnership began to increase the level of its participation in the ownership of large-ticket transportation assets to be owned and operated jointly with affiliated programs. This trend continued during 1996.

Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of transportationl equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

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

During the six months ended June 30, 1996, the Partnership purchased a partial beneficial interest in a trust of five commercial aircraft for $11.2 million and incurred acquisition and lease negotiation fees of $0.6 million to PLM Transportation Equipment Corporation (TEC), an affiliate of the General Partner. The Partnership also purchased a 50% ownership interest in a marine vessel (the remaining interest in this marine vessel belongs to an affiliated partnership) for $4.0 million including acquisition and lease negotiation fees of $0.2 million incurred to TEC for this equipment. The Partnership made a deposit of $0.4 million toward this purchase which is included in the balance sheet as investments in unconsolidated special purpose entities at December 31, 1995.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996

2.   Investments in Unconsolidated Special Purpose Entities (continued)

The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                                           June 30             December 31,
   % Ownership         Equipment                                                          1996               1995
   -------------------------------------------------------------------------------------------------------------------
         64%           767-200ER commercial aircraft                                 $   16,949           $   18,674
         14%           Trust that own seven commercial aircraft                           3,376                3,962
         40%           Trust that own five commercial aircraft                           10,624                   --
         45%           Mobile offshore drilling unit                                      6,551                6,633
         20%           Handymax bulk carrier                                              2,159                2,376
         50%           Feeder vessel                                                      3,620                  378
                                                                                     ---------------------------------
                         Net investments                                             $   43,279           $   32,023
                                                                                     =================================

3.   Repurchase of Depositary Units

At December 31, 1995, the Partnership agreed to repurchase approximately 32,400 Depositary Units for an aggregate purchase price of $0.5 million. As of June 30, 1996, the Partnership has repurchased 31,281 Depositary Units for $463,000 The General Partner anticipates that the remaining Units will be repurchased during the next three months.

4.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale. The components of equipment are as follows (in thousands):

                                                June 30,           December 31,
                                                  1996                 1995
                                              -----------------------------------
  Aircraft                                     $   11,918          $    11,918
  Marine vessels                                   41,263               25,228
  Trailers                                         18,325               18,675
  Aircraft engines and components                  12,141               17,992
  Marine containers                                16,752               16,984
  Rail equipment                                   15,664               15,656
                                              -----------------------------------
                                                  116,063              106,453
  Less accumulated depreciation                   (43,776)             (41,382)
                                              -----------------------------------
                                                   72,287               65,071
  Equipment held for sale                              --               14,607
                                              -----------------------------------
    Net equipment                              $   72,287          $    79,678
                                              ===================================

As of June 30, 1996, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for four railcars. At December 31, 1995, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two aircraft engines. The net book value of the equipment off-lease was $50,000 and $2.5 million at June 30, 1996, and December 31, 1995, respectively.

During the six months ended June 30, 1996, the Partnership purchased two marine vessels for $15.8 million including acquisition and lease negotiation fees of $0.8 million incurred to TEC for this equipment. The Partnership made a deposit of $1.5 million toward this purchase at December 31, 1995, which is included in the balance sheet as equipment acquisition deposits along with accrued fees of $0.8 million.


                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996
4.   Equipment (continued)

During the six months ended June 30, 1996, 106 marine containers, 54 trailers, 2 aircraft engines and 1 railcar with an aggregate net book value of $2.7 million were disposed of or sold, and the Partnership received proceeds of $3.0 million. The Partnership also sold one marine vessel which was held for sale as of December 31, 1995, with a net book value of $14.6 million at the date of sale for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel, is the unused portion of accrued drydocking of $0.1 million.

     During the six months ended June 30, 1995, 167 marine containers, 26 trailers and 1 railcar with an aggregate net book value of $463,000 disposed of or sold and the Partnership received proceeds of $477,000.

     5.  Cash Distributions

     Cash distributions are recorded when paid and totaled $4.4 million and $8.7 million for the three and six months ended June 30, 1996, respectively. Cash distributions to Unit holders in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principles
(GAAP) basis. Cash distributions to the Limited Partners of $5.0 million and $8.3 million for the six months ended June 30, 1996 and 1995, respectively, were deemed to be a return of capital. Cash distributions related to the second quarter results of $2.4 million were paid or are payable during July and August 1996, depending on whether the individual unit holder elected to receive a monthly or quarterly distribution check.

6.   Debt

The General Partner has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group (AFG), a subsidiary of PLM International, Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on May 31, 1996 to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of August 9, 1996, the Partnership had $9,000,000 in outstanding borrowings under the Committed Bridge Facility, and TECAI had $23,911,000 in outstanding borrowings. None of the other programs had any outstanding borrowings.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the second quarter of 1996 when compared to the same quarter of 1995. The following table presents revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the three months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $  1,099       $    1,250
   Marine vessels                                                           1,295            1,078
   Trailers                                                                   840              986
   Rail equipment                                                             643              852
   Marine containers                                                          558              825

Aircraft: Aircraft lease revenues and direct expenses were $1.2 million and $57,000, respectively, for the three months ended 1996, compared to $1.3 million and $50,000, respectively during the same quarter of 1995. The decrease in aircraft contribution was due to a lower re-lease rate earned on two aircraft engines during the second quarter of 1996 when compared to the same period of 1995;

Marine vessels: Marine vessel lease revenues and direct expenses were $2.6 million and $1.3 million, respectively, for the three months ended 1996, compared to $2.5 million and $1.4 million, respectively during the same quarter of 1995. The increase in marine vessel contribution was due to the purchase of two marine vessels during the fourth quarter of 1995, which were on-lease for the entire quarter in 1996 when compared to 1995. The increase was offset, in part, by the sale of a marine vessel during the first quarter of 1996;

Trailers: Trailer lease revenues and direct expenses were $1.2 million and $0.3 million, respectively, for the three months ended 1996, compared to $1.3 million and $0.3 million, respectively during the same quarter of 1995. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in trailer net contribution. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards;

Rail equipment: Rail equipment lease revenues and direct expenses were $1.0 million and $0.4, respectively, for the three months ended 1996, compared to $1.0 and $0.2, respectively during the same quarter of 1995. Although the railcar fleet remained relatively the same size for both quarters, the decrease in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues and direct expenses were $0.5 million and $3,000, respectively, for the three months ended 1996, compared to $0.8 million and $7,000, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $5.5 million were reported for the quarter ended June 30, 1996 and the same period in 1995. The offsetting variances are explained as follows:

(a) A $0.7 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995, and the double declining balance method of depreciation. These decreases were offset, in part, by the purchase of two marine vessels during the first quarter of 1996;

(b) A $0.2 million increase in interest expense due to the increase in long term debt of $9.0 million when compared to the same period of 1995;

(c) A $0.4 million increase in bad debt expenses due to an increase in the amount due from certain lessees;

(d)  A  $0.1  million  increase  in   administrative   expenses  due  to  higher
repositioning expenses incurred in relocating certain trailers to the PLM affiliated short term rental yards, higher postage and consulting fees.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the second quarter 1996 totaled $0.2 million which resulted from the sale of 2 aircraft engines, 60 marine containers and 53 trailers with an aggregate net book value of $2.7 million, for proceeds of $2.9 million. For the second quarter of 1995, the $6,000 net gain on disposition of equipment resulted from the sale or disposal of 40 marine containers and 19 trailers with an aggregate net book value of $186,000, for aggregate proceeds of $192,000.

(D)  Interest and other income

Interest and other income decreased $0.2 million during the second quarter of 1996 due primarily to the receipt of a business interruption claim for $0.2 million during 1995.

(E) Equity in net loss of unconsolidated special purpose entities represents a net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                            For the three months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $   (482 )      $    (223 )
   Marine vessels                                                             (97 )            (21 )
   Mobile offshore drilling unit                                              (51 )            (75 )


Aircraft: As of June 30, 1996, the Partnership owned 64% of a Boeing 767 commercial aircraft and had acquired a partial beneficial interest in two trusts which hold 12 commercial aircraft during the later half of 1995 and the first quarter of 1996. As of June 30, 1995, the Partnership only owned the 64% of the Boeing 767 commercial aircraft. During the second quarter of 1996, lease revenues of $1.7 million were offset by depreciation and administrative expenses of $2.2 million. During the same period of 1995, lease revenues of $0.8 million were offset by depreciation and administrative expenses of $1.0 million.

Marine vessel: As of June 30, 1996, the Partnership owned a 20% interest in a marine vessel and a 50% interest in a another marine vessel which was purchased during the first quarter of 1996. As of June 30, 1995, the Partnership only owned the 20% interest in the marine vessel. During the second quarter of 1996, revenues of $0.5 million were offset by depreciation and administrative expenses of $0.6 million. During the same period of 1995, revenues of $116,000 were offset by depreciation and administrative expenses of $137,000.

Mobile offshore drilling unit: As of June 30, 1996 and 1995, the Partnership owned a 45% interest in a mobile offshore drilling unit. Lease revenues decreased $48,000 during 1996 due to a lower re-lease rate earned and expenses decreased $72,000 due to lower depreciation expense.

(F)  Net Loss

As a result of the foregoing, the Partnership's net loss of $1.4 million for the second quarter of 1996, increased from a net loss of $0.7 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the second quarter of 1996 is not necessarily indicative of future periods. In the second quarter of 1996, the Partnership distributed $4.1 million to the Unitholders, or $0.50 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the six months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $  2,173       $    2,345
   Marine vessels                                                           1,807            2,179
   Trailers                                                                 1,615            2,110
   Rail equipment                                                           1,343            1,773
   Marine containers                                                        1,135            1,488

Aircraft: Aircraft lease revenues and direct expenses were $2.3 million and 0.1 million, respectively, for the six months ended 1996, compared to $2.5 and $0.1 million, respectively during the same period of 1995. The decrease in aircraft contribution was due to a lower re-lease rate earned on two aircraft engines during the six months ended June 30, 1996 when compared to the same period during 1995;

Marine vessels: Marine vessel lease revenues and direct expenses were $4.2 million and $2.4 million, respectively, for the six months ended 1996, compared to $5.0 million and $2.8 million, respectively during the same period of 1995.
The decrease in marine vessel contribution was due to the sale of a marine vessel during the first quarter of 1996 offset, in part by the purchase of two marine vessels during the fourth quarter of 1995;

Trailers: Trailer lease revenues and direct expenses were $2.2 million and $0.6 million, respectively, for the six months ended 1996, compared to $2.6 million and $0.5 million, respectively during the same period of 1995. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in trailer net contribution. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards;

Rail equipment: Rail equipment lease revenues and direct expenses were $2.0 million and $0.7 million, respectively, for the six months ended 1996, compared to $2.1 million and $0.3 million, respectively during the same period of 1995. Although the rail fleet remained relatively the same size for both periods, the decrease in rail contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues and expenses were $1.1 million and $6,000, respectively, for the six months ended 1996, compared to $1.5 million and $14,000, respectively during the same period of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $9.8 million for the six months ended June 30, 1996, decreased from $11.0 million for the same period in 1995. The variances are explained as follows:

(a) A $1.7 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995, and the double declining balance method of depreciation. These decreases were offset, in part, by the purchase of two marine vessels during the first quarter of 1996;

(b) A $0.2 million increase in interest expense due to the net increase in long term debt of $9.0 million when compared to the same period of 1995;

(c) A $0.5 million increase in bad debt expenses due to an increase in the amount due from certain lessees;

(d) A $0.2 million decrease in management fees due to lower revenues earned, when compared to the same period of 1995.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the six months ended June 30, 1996 totaled $6.5 million which resulted primarily from the sale of one marine vessel which was held for sale as of December 31, 1995, with a net book value of $14.6 million at the date of sale for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel, is the unused portion of accrued drydocking of $0.1 million. Other equipment sold or disposed of included 106 marine containers, 54 trailers, 2 aircraft engines and 1 railcar with an aggregate net book value of $2.7 million for proceeds of $3.0 million. Net gain on disposition of equipment for the six months ended June 30, 1995, totaled $15,000 which resulted from the sale or disposition of 167 marine containers, 26 trailers and 1 railcar with an aggregate net book value of $463,000 for proceeds of $477,000.

(D)  Interest and other income

Interest and other income decreased $64,000 during the six months ended June 30, 1996 due primarily to the receipt of a business interruption claim for $0.2 million during 1995. This reduction to other income was offset, in part, by an increase in interest income due to higher cash balances available for investments when compared to the same period of 1995.

(E) Equity in net loss of unconsolidated special purpose entities represents net loss generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the six months
                                                                               ended June 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $   (929 )      $    (445 )
   Marine vessels                                                             (71 )            (44 )
   Mobile offshore drilling unit                                              (82 )           (117 )

Aircraft: As of June 30, 1996, the Partnership owned 64% of a Boeing 767 commercial aircraft and had acquired a partial beneficial interest in two trusts which hold 12 commercial aircraft during the later half of 1995 and the first quarter of 1996. As of June 30, 1995, the Partnership only owned the 64% of the Boeing 767 commercial aircraft. During the six months ended June 30, 1996, revenues of $2.8 million were offset by depreciation and administrative expenses of $3.7 million. During the same period of 1995, revenues of $1.6 million were offset by depreciation and administrative expenses of $2.0 million.

Marine vessel: As of June 30, 1996, the Partnership owned a 20% interest in a marine vessel and a 50% interest in another marine vessel which was purchased during the first quarter of 1996. As of June 30, 1995, the Partnership only owned the 20% interest in the marine vessel. During the six months ended June 30, 1996, revenues of $0.8 million were offset by depreciation and administrative expenses of $0.9 million. During the same period of 1995, revenues of $232,000 were offset by depreciation and administrative expenses of $276,000.

Mobile offshore drilling unit: As of June 30, 1996, the Partnership owned a 45%-interest in a mobile offshore drilling unit. Revenues of $0.5 million earned during the six months ended June 30, 1996 were offset by depreciation and administrative expenses of $0.6 million. During the same period of 1995, revenues of $0.6 million were offset by depreciation and administrative expenses of $0.7 million. Revenues decreased $84,000 due to a lower release rate earned. Depreciation expense decreased $125,000 due to the double declining balance method of depreciation.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income of $4.0 million for the six months ended June 30, 1996, increased from a net loss of $1.5 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the six months ended June 30, 1996 is not necessarily indicative of future periods. In the six months ended June 30, 1996, the Partnership distributed $8.3 million to the Unitholders, or $1.00 per Depositary Unit.

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

For the six months ended June 30, 1996, the Partnership generated sufficient operating cash to meet its operating obligations and maintain the current level of distributions (total for six months ended June 30, 1996 of approximately $8.7 million) to the partners, but used undistributed available cash from prior periods of $0.2 million. During the six months ended June 30, 1996, the General Partner sold equipment for $23.4 million while reinvesting approximately $32.1 million (including capital improvements and fees).

The General Partner has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group (AFG), a subsidiary of PLM International, Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on May 31, 1996, to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, AFG, TECAI or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of August 9, 1996, the Partnership had $9,000,000 in outstanding borrowings under the Committed Bridge Facility, TECAI had $23,911,000 in outstanding borrowings. None of the other programs had any outstanding borrowings.

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

The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, and cash distributions to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.



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



                                            PLM EQUIPMENT GROWTH FUND VI
                                            By:     PLM Financial Services, Inc.
                                                    General Partner



Date:  August 9, 1996                       By:     /s/ David J. Davis
                                                    ------------------
                                                    David J. Davis
                                                    Vice President and
                                                    Corporate Controller