Form 10-Q
period 1996-09-30
PLM EQUIPMENT GROWTH FUND VI
filed 1996-11-13
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1996.


       [  ]   Transition Report Pursuant to Section 13 or 15(d) of the
              Securities Exchange Act of 1934
              For the transition period from              to


                         Commission file number 33-40093
                             -----------------------



                          PLM EQUIPMENT GROWTH FUND VI
             (Exact name of registrant as specified in its charter)


      California                                            94-3135515
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

One Market, Steuart Street Tower
  Suite 800, San Francisco, CA                              94105-1301
   (Address of principal                                    (Zip code)
    executive offices)


        Registrant's telephone number, including area code (415) 974-1399
                             -----------------------


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                                         PLM EQUIPMENT GROWTH FUND VI
                                           (A Limited Partnership)

                                                BALANCE SHEETS
                                          (in thousands of dollars)

                                                    ASSETS


                                                                           September 30,       December 31,
                                                                             1996                 1995
                                                                         -----------------------------------

   Equipment held for operating leases                                   $   109,996          $   106,453
   Less accumulated depreciation                                             (43,821 )            (41,382 )
                                                                         -----------------------------------
                                                                              66,175               65,071
   Equipment held for sale                                                        --               14,607
                                                                         -----------------------------------
     Net equipment                                                            66,175               79,678

   Cash and cash equivalents                                                  11,292                2,600
   Restricted cash                                                             1,265                1,298
   Investments in unconsolidated special purpose entities                     34,419               32,023
   Accounts receivable, net of allowance for doubtful accounts
     of $1,066 in 1996 and $245 in 1995                                        2,651                3,374
   Net Investment in sales-type lease                                            278                   --
   Prepaid expenses and other assets                                             139                  227
   Deferred charges, net of accumulated amortization of
     $1,210 in 1996 and $1,010 in 1995                                           382                  429
   Equipment acquisition deposits                                                 --                2,328
                                                                         -----------------------------------

   Total assets                                                          $   116,601          $   121,957
                                                                         ===================================


                    LIABILITIES AND PARTNERS' CAPITAL


   Liabilities:

   Accounts payable and accrued expenses                                 $       393          $       852
   Due to affiliates and affiliated partnerships                               2,021                2,785
   Prepaid deposits and reserve for repairs                                    3,046                2,890
   Note payable                                                               30,000               30,000
                                                                         -----------------------------------
           Total liabilities                                                  35,460               36,527

   Partners' capital:

   Limited Partners (8,286,966 Depositary Units at September 30,
     1996 and 8,318,247 at December 31, 1995)                                 81,141               85,430
   General Partner                                                                --                   --
                                                                         -----------------------------------
       Total partners' capital                                                81,141               85,430
                                                                         -----------------------------------

   Total liabilities and partner's capital                               $   116,601          $   121,957
                                                                         ===================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                (in thousands of dollars except per unit amounts)


                                                       For the three months               For the nine months
                                                       ended September 30,                ended September 30,
                                                         1996         1995               1996            1995
                                                    --------------------------------------------------------------

   Revenues:

     Lease revenue                                  $   5,701      $   8,055          $ 17,577        $ 23,836
     Interest and other income                             70            137               387             518
     Net gain on disposition of equipment                 623             57             7,163              72
                                                    --------------------------------------------------------------
         Total revenues                                 6,394          8,249            25,127          24,426

   Expenses:

     Depreciation and amortization                      3,132          5,507             9,421          16,375
     Management fees to affiliate                         370            445             1,011           1,307
     Repairs and maintenance                              752            837             2,378           2,325
     Interest expense                                     619            502             1,830           1,496
     Marine equipment operating expenses                  834            850             2,544           2,462
     Insurance expense to affiliate                        45            191               157             548
     Other insurance expense                              205            111               601             374
     General and administrative
       expenses to affiliates                             203            252               719             805
     Other general and administrative expenses            186            191               560             510
     Provision for (recovery of) bad debts                 12           (111 )             824             211
                                                    --------------------------------------------------------------
                                                    --------------------------------------------------------------
         Total expenses                                 6,358          8,775            20,045          26,413
                                                    --------------------------------------------------------------

   Equity in net income of unconsolidated
     special purpose entities                           5,276             --             4,194              --
                                                    --------------------------------------------------------------

   Net income (loss)                                $   5,312      $    (526 )        $  9,276        $ (1,987 )
                                                    ==============================================================

   Partners' share of net income (loss):

     Limited Partners                               $   5,094      $    (745 )        $  8,621        $ (2,644 )
     General Partner                                      218            219               655             657
                                                    --------------------------------------------------------------

   Total                                            $   5,312      $    (526 )        $  9,276        $ (1,987 )
                                                    ==============================================================

   Net income (loss) per Depositary Unit
     (8,286,966 Units in 1996 and
      8,318,247 in 1995)                            $    0.61      $   (0.09 )        $   1.04        $  (0.32 )
                                                    ==============================================================

   Cash distributions                               $   4,363      $   4,378          $ 13,102        $ 13,137
                                                    ==============================================================

   Cash distributions per Depositary Unit           $    0.50      $    0.50          $   1.50        $   1.50
                                                    ==============================================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            ( A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1994 to September 30, 1996
                                 (in thousands)



                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

   Partners' capital at December 31, 1994                  $   104,922           $    --             $  104,922

   Net income (loss)                                            (2,850 )             876                 (1,974 )

   Cash distributions                                          (16,642 )            (876 )              (17,518 )
                                                           -------------------------------------------------------

   Partners' capital at December 31, 1995                       85,430                --                 85,430

   Net income                                                    8,621               655                  9.276

   Repurchase of Depositary Units                                 (463 )              --                   (463 )

   Cash distributions                                          (12,447 )            (655 )              (13,102 )
                                                           -------------------------------------------------------

   Partners' capital at September 30, 1996                 $    81,141           $    --             $   81,141
                                                           =======================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             For the nine months
                                                                                              ended September 30,
                                                                                          1996                   1995
                                                                                      -----------------------------------
  Operating activities:
    Net income (loss)                                                                 $    9,276            $   (1,987 )
    Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
      Net gain on disposition of equipment                                                (7,163 )                 (72 )
      Cash distributions from unconsolidated special purpose entities
         in excess of income                                                                 977                    --
      Depreciation and amortization                                                        9,421                16,375
      Changes in operating assets and liabilities:
         Restricted cash                                                                      33                    --
         Accounts receivable, net                                                            762                   642
         Prepaid expenses and other assets                                                    88                   174
         Accounts payable and accrued expenses                                              (459 )                 (57 )
         Due to affiliates                                                                    62                   (65 )
         Prepaid deposits and reserve for repairs                                            270                   291
                                                                                      -----------------------------------
  Cash provided by operating activities                                                   13,267                15,301
                                                                                      -----------------------------------

  Investing activities:
    Payments for purchase of equipment                                                   (13,924 )              (4,686 )
    Investment in and equipment purchased and placed in
      unconsolidated special purpose entities                                            (15,051 )                  --
    Payments of acquisition related fees to affiliate                                       (675 )                  --
    Payments of lease negotiation fees to affiliate                                         (152 )                  --
    Sales-type lease payments received                                                        41                    --
    Distribution from liquidation of unconsolidated special purpose entity                11,677                    --
    Proceeds from disposition of equipment                                                27,074                   738
                                                                                      -----------------------------------
  Cash (used in) provided by investing activities                                          8,990                (3,948 )
                                                                                      -----------------------------------

  Financing activities:
    Proceeds from short term note payable                                                  9,000                 1,684
    Payments of short-term note payable                                                   (9,000 )                  --
    Repurchase of depositary units                                                          (463 )                  --
    Cash distributions paid to General Partner                                              (655 )                (657 )
    Cash distributions paid to Limited Partners                                          (12,447 )             (12,480 )
                                                                                      -----------------------------------
  Cash used in financing activities                                                      (13,565 )             (11,453 )
                                                                                      -----------------------------------

  Net increase (decrease) in cash and cash equivalents                                     8,692                  (100 )

  Cash and cash equivalents at beginning of period                                         2,600                 6,246
                                                                                      -----------------------------------

  Cash and cash equivalents at end of period                                          $   11,292            $    6,146
                                                                                      ===================================

  Supplemental information:
    Interest paid                                                                     $    2,011            $    1,507
                                                                                      ===================================

  Supplemental disclosure of noncash investing and financing activities:
    Sales proceeds included in accounts receivable                                    $       39            $       --
                                                                                      ===================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996


1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., the General Partner, the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership's financial position as of September 30, 1996, the statements of operations for the three and nine months ended September 30, 1996 and 1995, the statements of cash flows for the nine months ended September 30, 1996 and 1995, and the statements of changes in partners' capital for the period December 31, 1994 to September 30, 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, on file at the Securities and Exchange Commission.

2.   Investments in Unconsolidated Special Purpose Entities

During the second half of 1995, the Partnership began to increase the level of its participation in the ownership of large-ticket transportation assets to be owned and operated jointly with affiliated programs. This trend continued during 1996.

Prior to 1996, the Partnership accounted for operating activities associated with joint ownership of transportation equipment as undivided interests, including its proportionate share of each asset with similar wholly-owned assets in its financial statements. Under generally accepted accounting principles, the effects of such activities, if material, should be reported using the equity method of accounting. Therefore, effective January 1, 1996, the Partnership adopted the equity method to account for its investment in such jointly-held assets.

The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, equity in net income (loss) of unconsolidated special purpose entities, under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation.

During the nine months ended September 30, 1996, the Partnership purchased a partial beneficial interest in a trust of five commercial aircraft for $11.2 million and incurred acquisition and lease negotiation fees of $0.6 million to PLM Transportation Equipment Corporation (TEC), an affiliate of the General Partner. The Partnership also purchased a 50% ownership interest in a marine vessel (the remaining interest in this marine vessel belongs to an affiliated partnership) for $4.0 million including acquisition and lease negotiation fees of $0.2 million incurred to TEC for this equipment. The Partnership made a deposit of $0.4 million toward this purchase which is included in the balance sheet as investments in unconsolidated special purpose entities at December 31, 1995.

The net investments in unconsolidated special purpose entities include the following jointly-owned equipment (and related assets and liabilities) (in thousands):


                                           PLM EQUIPMENT GROWTH FUND VI
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                September 30, 1996

2.   Investments in Unconsolidated Special Purpose Entities (continued)

                                                                                      September 30,          December 31,
    % Ownership      Equipment                                                            1996                1995
    ------------------------------------------------------------------------------------------------------------------
         64%         767-200ER commercial aircraft                                    $  16,145           $   18,674
         14%         Trust that owns seven commercial aircraft (see note below)              --                3,962
         17%         Trust that owns six commercial aircraft (see note below)             3,059                   --
         50%         Trust that owns four commercial aircraft (see note below)            9,725                   --
         45%         Mobile offshore drilling unit                                           --                6,633
         20%         Handymax bulk carrier                                                1,943                2,376
         50%         Feeder vessel                                                        3,547                  378
                                                                                      --------------------------------
                       Net investments                                                $  34,419           $   32,023
                                                                                      ================================

The Partnership has beneficial interests in two certain unconsolidated special purpose entities that own multiple aircraft (the Trusts). These Trusts contain provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During September 1996, PLM Equipment Growth Fund V, an affiliated partnership which also has a beneficial interest in the Trust, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trust. The result was to restate the percentage ownership of the remaining beneficial owners of the Trusts beginning September 30, 1996. This change has no effect on the income or loss recognized during 1996.

Also during September 1996, the General Partner sold the mobile offshore drilling unit in which the Partnership had a 45% interest. The Partnership received a liquidating distribution of $11.7 million for its net investment of $5.9 million

3.   Repurchase of Depositary Units

At December 31, 1995, the Partnership agreed to repurchase approximately 32,400 Depositary Units for an aggregate purchase price of $0.5 million. As of September 30, 1996, the Partnership has repurchased 31,281 Depositary Units for $463,000 The General Partner anticipates that the remaining Units will be repurchased during the next three months.

4.   Equipment

     Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or net realizable value and is subject to a pending contract for sale. The components of equipment are as follows (in thousands):

                                                September 30,       December 31,
                                                   1996                1995
                                               ----------------------------------
   Aircraft                                    $   11,918          $    11,918
   Marine vessels                                  41,263               25,228
   Trailers                                        18,279               18,675
   Aircraft engines and components                  6,341               17,992
   Marine containers                               16,553               16,984
   Rail equipment                                  15,642               15,656
                                               ----------------------------------
                                                  109,996              106,453
   Less accumulated depreciation                  (43,821 )            (41,382 )
                                               ----------------------------------
                                                   66,175               65,071
   Equipment held for sale                             --               14,607
                                               ----------------------------------
     Net equipment                             $   66,175          $    79,678
                                               ==================================


                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

4.   Equipment (continued)

As of September 30, 1996, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for ten railcars. At December 31, 1995, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for two aircraft engines. The net book value of the equipment off-lease was $0.3 million and $2.5 million at September 30, 1996, and December 31, 1995, respectively.

During the nine months ended September 30, 1996, the Partnership purchased two marine vessels for $15.8 million including acquisition and lease negotiation fees of $0.8 million incurred to TEC for this equipment. The Partnership made a deposit of $1.5 million toward this purchase at December 31, 1995, which is included in the balance sheet as equipment acquisition deposits along with accrued fees of $0.8 million.

During the nine months ended September 30, 1996, 195 marine containers, 58 trailers, 4 aircraft engines and 2 railcars with an aggregate net book value of $5.8 million were disposed of or sold, and the Partnership received proceeds of $6.7 million. The Partnership also sold one marine vessel which was held for sale as of December 31, 1995, with a net book value of $14.6 million at the date of sale for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel, is the unused portion of accrued drydocking of $0.1 million.

     During the nine months ended September 30, 1995, 234 marine containers, 36 trailers and 1 railcar with an aggregate net book value of $666,000 disposed of or sold and the Partnership received proceeds of $738,000. Periodically, PLM
International. Inc., (the Company) will purchase groups of assets whose ownership may be allocated among affiliated partnerships and the Company. Generally in these cases, only assets that are on lease will be purchased by the affiliated partnerships. The Company will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third party industry sources, and recent transactions or published fair market value references. During the nine months ended September 30, 1996, the Company realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by the Company as part of a group of assets in 1994 which had been allocated to the Partnership, PLM Equipment Growth Funds IV, VII, Professional Lease Management Income Fund I, L.L.C. and the Company.

     5.  Cash Distributions

     Cash distributions are recorded when paid and totaled $4.4 million and $13.1 million for the three and nine months ended September 30, 1996, respectively. Cash distributions to Unit holders in excess of net income are considered to represent a return of capital on a Generally Accepted Accounting Principles (GAAP) basis. Cash distributions to the Limited Partners of $3.8 million and $12.5 million for the nine months ended September 30, 1996 and 1995, respectively, were deemed to be a return of capital. Cash distributions related to the third quarter results of $2.4 million were paid or are payable during September and October 1996, depending on whether the individual unit holder elected to receive a monthly or quarterly distribution check.

6.   Debt

The General Partner has entered into a joint $35 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund III, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group (AFG), a subsidiary of PLM International, Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996

6.   Debt (continued)

the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on May 31, 1996 to expire on May 23, 1997. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds III through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than May 23, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership areguaranteed by the General Partner. As of September 30, 1996, AFG had $27,791,000 in outstanding borrowings. Neither the Partnership, Fund I, TECAI nor any of the other programs had any outstanding borrowings.

On October 31, 1996, the General Partner amended this agreement (for details refer to "Liquidity and Capital Resources").



















                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the third quarter of 1996 when compared to the same quarter of 1995. The following table presents revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $    826       $    1,156
   Marine vessels                                                           1,045            1,268
   Trailers                                                                   725              981
   Rail equipment                                                             786              772
   Marine containers                                                          443              732

Aircraft: Aircraft lease revenues and direct expenses were $1.0 million and $125,000, respectively, for the three months ended 1996, compared to $1.2 million and $55,000, respectively during the same quarter of 1995. The decrease in aircraft contribution was due to the sale of two aircraft engines during 1996 which were on lease during the same period of 1995;

Marine vessels: Marine vessel lease revenues and direct expenses were $2.3 million and $1.3 million, respectively, for the three months ended 1996, compared to $2.6 million and $1.3 million, respectively during the same quarter of 1995. The decrease in marine vessel contribution was due to lower day rates earned by two marine vessels when compared to the same period of 1995. The decrease in marine vessel contribution was offset, in part, by an net increase in the contribution from the purchase of two marine vessels during the fourth quarter of 1995 and the sale of one marine vessel during the first quarter 1996;

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the three months ended 1996, compared to $1.2 million and $0.2 million, respectively during the same quarter of 1995. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer net contribution. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards due to soft market conditions;

Rail equipment: Rail equipment lease revenues and direct expenses were $1.06 million and $272,000, respectively, for the three months ended 1996, compared to $1.03 million and $255,000, respectively during the same quarter of 1995. Although the railcar fleet remained relatively the same size for both quarters, the increase in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during 1995 which were not needed during 1996;

Marine containers: Marine container lease revenues and direct expenses were $0.4 million and $3,000, respectively, for the three months ended 1996, compared to $0.7 million and $6,000, respectively during the same quarter of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container net contribution.


(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $4.5 million for the quarter ended September 30, 1996 decreased from $5.2 million for the same period in 1995. The significant variances are explained as follows:


(a) A $0.9 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995, and the double declining balance method of depreciation. These decreases were offset, in part, by the purchase of two marine vessels during the first quarter of 1996;

(b) A $0.1 million increase in interest expense due to the increase in long term debt of $7.3 million when compared to the same period of 1995;

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the third quarter 1996 totaled $0.6 million which resulted from the sale of 2 aircraft engines, 89 marine containers, 1 railcar, and 4 trailers with an aggregate net book value of $3.0 million, for proceeds of $3.6 million. For the third quarter of 1995, the $0.1 million net gain on disposition of equipment resulted from the sale or disposal of 77 marine containers and 10 trailers with an aggregate net book value of $204,000, for aggregate proceeds of $261,000.

(D)  Interest and other income

Interest and other income decreased $67,000 during the third quarter of 1996 due primarily to lower cash balances available for investment throughout most of the third quarter when compared to the same period of 1995.

(E) Equity in net income (loss) of unconsolidated special purpose entities represents a net income generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                            For the three months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft                                                              $   (469 )       $   (274 )
   Marine vessels                                                             (60 )            (56 )
   Mobile offshore drilling unit                                            5,805              (60 )

Aircraft: As of September 30, 1996, the Partnership owned 64% of a Boeing 767 commercial aircraft and had acquired partial beneficial interests in two trusts which hold 10 commercial aircraft during the later half of 1995 and the first quarter of 1996. As of September 30, 1995, the Partnership owned the 64% of the Boeing 767 commercial aircraft and had just purchased a partial beneficial interest in a trust which held five commercial aircraft. During the third quarter of 1996, lease revenues of $1.7 million were offset by depreciation and administrative expenses of $2.2 million. During the same period of 1995, lease revenues of $0.8 million were offset by depreciation and administrative expenses of $1.1 million.

Marine vessel: As of September 30, 1996, the Partnership owned a 20% interest in a marine vessel and a 50% interest in another marine vessel which was purchased during the first quarter of 1996. As of September 30, 1995, the Partnership only owned the 20% interest in the marine vessel. During the third quarter of 1996, revenues of $0.4 million were offset by depreciation and administrative expenses of $0.5 million. During the same period of 1995, revenues of $193,000 were offset by depreciation and administrative expenses of $249,000.

Mobile offshore drilling unit: As of September 30, 1996, the Mobile offshore drilling unit (rig) which was owned by two affiliated Partnerships was sold by the General Partner. The increase of $5.7 million net contribution during the third quarter 1996 resulted primarily from the gain on the sale of the rig. During the third quarter of 1996, revenues of $0.2 million were offset by depreciation and administrative expenses of $0.2 million. During the same period of 1995, revenues of $293,000 were offset by depreciation and administrative expenses of $353,000. The Partnership's share of the liquidating distributions was $11.7 million.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income of $5.3 million for the third quarter of 1996, increased from a net loss of $0.5 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the third quarter of 1996 is not necessarily indicative of future periods. In the third quarter of 1996, the Partnership distributed $4.1 million to the Unitholders, or $0.50 per Depositary Unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1996 when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the nine months
                                                                             ended September 30,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $  2,999       $    3,499
   Marine vessels                                                           2,815            3,256
   Trailers                                                                 2,340            3,091
   Rail equipment                                                           2,129            2,544
   Marine containers                                                        1,577            2,220

Aircraft: Aircraft lease revenues and direct expenses were $3.2 million and 0.3 million, respectively, for the nine months ended 1996, compared to $3.7 and $0.2 million, respectively during the same period of 1995. The decrease in aircraft contribution was due to a lower re-lease rate earned on two aircraft engines during the nine months ended September 30, 1996 when compared to the same period during 1995;

Marine vessels: Marine vessel lease revenues and direct expenses were $6.5 million and $3.7 million, respectively, for the nine months ended 1996, compared to $7.4 million and $4.1 million, respectively during the same period of 1995.
The decrease in marine vessel contribution during the nine months ended September 30, 1996 was due to lower day rates earned by two marine vessels and the sale of a marine vessel during the first quarter of 1996 offset, in part, by the purchase of two marine vessels during the fourth quarter of 1995 when compared to the same period of 1995;

Trailers: Trailer lease revenues and direct expenses were $3.1 million and $0.8 million, respectively, for the nine months ended 1996, compared to $3.8 million and $0.7 million, respectively during the same period of 1995. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer net contribution. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards due to soft market conditions;

Rail equipment: Rail equipment lease revenues and direct expenses were $3.1 million and $0.9 million, respectively, for the nine months ended 1996, compared to $3.1 million and $0.5 million, respectively during the same period of 1995. Although the rail fleet remained relatively the same size for both periods, the decrease in rail contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues and expenses were $1.6 million and $9,000, respectively, for the nine months ended 1996, compared to $2.2 million and $20,000, respectively during the same period of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $14.3 million for the nine months ended September 30, 1996, decreased from $16.2 million for the same period in 1995. The variances are explained as follows:

(a) A $2.6 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995, and the double declining balance method of depreciation. These decreases were offset, in part, by the purchase of two marine vessels during the first quarter of 1996;

(b) A $0.3 million increase in interest expense due to the net increase in short-term debt of $9.0 million which was in place for six months during 1996 compared to $1.7 million in short-term debt which was in place for one month during the same period of 1995;

(c) A $0.6 million increase in bad debt expenses due to an increase in the amount due from certain lessees;

(d) A $0.1 million decrease in management fees due to lower revenues earned, when compared to the same period of 1995.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the nine months ended September 30, 1996 totaled $7.2 million which resulted primarily from the sale of one marine vessel which was held for sale as of December 31, 1995, with a net book value of $14.6 million at the date of sale for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel, is the unused portion of accrued drydocking of $0.1 million. Other equipment sold or disposed of included 195 marine containers, 58 trailers, 4 aircraft engines and 2 railcar with an aggregate net book value of $5.8 million for proceeds of $6.7 million. Net gain on disposition of equipment for the nine months ended September 30, 1995, totaled $72,000 which resulted from the sale or disposition of 234 marine containers, 36 trailers and 1 railcar with an aggregate net book value of $666,000 for proceeds of $738,000.

(D)  Interest and other income

Interest and other income decreased $131,000 during the nine months ended September 30, 1996 due primarily to the receipt of a business interruption claim for $0.2 million during 1995. This reduction to other income was offset, in part, by an increase in interest income due to higher cash balances available for investments when compared to the same period of 1995.

(E) Equity in net income (loss) of unconsolidated special purpose entities represents net income generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements).

                                                                             For the nine months
                                                                             ended September 30,
                                                                            1996           1995
                                                                         --------------------------
   Aircraft                                                              $   (1,398 )      $  (718 )
   Marine vessels                                                              (131 )          (99 )
   Mobile offshore drilling unit                                              5,723           (175 )

Aircraft: As of September 30, 1996, the Partnership owned 64% of a Boeing 767 commercial aircraft and had acquired a partial beneficial interests in two trusts which hold 10 commercial aircraft during the later half of 1995 and the first quarter of 1996. As of September 30, 1995, the Partnership only owned the 64% of the Boeing 767 commercial aircraft. During the nine months ended September 30, 1996, revenues of $4.6 million were offset by depreciation and administrative expenses of $6.0 million. During the same period of 1995, revenues of $2.4 million were offset by depreciation and administrative expenses of $3.1 million.

Marine vessel: As of September 30, 1996, the Partnership owned a 20% interest in a marine vessel and a 50% interest in another marine vessel which was purchased during the first quarter of 1996. As of September 30, 1995, the Partnership only owned the 20% interest in the marine vessel. During the nine months ended September 30, 1996, revenues of $1.2 million were offset by depreciation and administrative expenses of $1.3 million. During the same period of 1995, revenues of $425,000 were offset by depreciation and administrative expenses of $524,000.

Mobile offshore drilling unit: As of September 30, 1996, the mobile offshore drilling unit (rig) which was owned by two affiliated Partnerships was sold by the General Partner. The increase of $5.9 million during the nine months ended September 30, 1996, resulted primarily from the gain on the sale of the rig. The Partnership's share of the liquidating distribution was $11.7 million. Revenues of $0.7 million earned during the nine months ended September 30, 1996 were offset by depreciation and administrative expenses of $0.8 million. During the same period of 1995, revenues of $0.9 million were offset by depreciation and administrative expenses of $1.1 million

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income of $9.3 million for the nine months ended September 30, 1996, increased from a net loss of $2.0 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the nine months ended September 30, 1996 is not necessarily indicative of future periods. In the nine months ended September 30, 1996, the Partnership distributed $12.4 million to the Unitholders, or $1.50 per Depositary Unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering, and permanent debt financing of $30 million. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement. The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions to partners, and increase the Partnership's equipment portfolio with any remaining available surplus cash.

For the nine months ended September 30, 1996, the Partnership generated sufficient operating cash to meet its operating obligations and maintain the current level of distributions (total for nine months ended September 30, 1996 of approximately $13.1 million) to the partners. During the nine months ended September 30, 1996, the General Partner sold equipment for $27.1 million while reinvesting approximately $29.8 million (including capital improvements and fees).

The General Partner has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group (AFG), a subsidiary of PLM International, Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on October 31, 1996, to expire on October 31, 1997 and increased the available borrowings for AFG to $50 million. The Partnership, TECAI, Fund I and the other partnerships collectively may borrow up to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, AFG, TECAI or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of November 11, 1996, AFG had $39,033,000 in outstanding borrowings. Neither the Partnership, Fund I, TECAI nor any of the other programs had any outstanding borrowings.


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



                                           PLM EQUIPMENT GROWTH FUND VI
                                           By:      PLM Financial Services, Inc.
                                                    General Partner


Date:  November 11, 1996                   By:      /s/ David J. Davis
                                                    ------------------
                                                    David J. Davis
                                                    Vice President and
                                                    Corporate Controller