Form 10-K
period 1996-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 1997-03-25
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K



     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
         Exchange Act of 1934
         For the fiscal year ended December 31, 1996.

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

Aggregate Market Value of Voting Stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 44.

Total number of pages in this report:  47.

                                     PART I
ITEM 1.  BUSINESS

(A)  Background

In April 1991, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 8,750,000 Depositary Units (the Units) in PLM Equipment Growth Fund VI, a California limited partnership (the Partnership, the Registrant or EGF VI). The Partnership's offering became effective on December 23, 1991. FSI, as General Partner, owns a 5% interest in the
Partnership. The Partnership engages in the business of owning and leasing transportation equipment to various commodity shippers and transportation companies.

     The Partnership's primary objectives are:

     (i) Investment in equipment: to acquire a diversified portfolio of low obsolescence equipment with long lives and high residual values, at prices that the General Partner believes to be below inherent values and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment;

     (ii)Cash distributions: to generate cash distributions (a portion of which may represent a return of an investor's investment) to investors beginning in the calendar quarter following the month in which the minimum number of Units were sold;

     (iii) Safety: to preserve and protect the value of the Partnership's equipment portfolio through investment in a diverse range of low obsolescence equipment in many different equipment sectors, leasing such equipment pursuant to leases having various maturity dates to a diverse group of lessees, while carefully monitoring the equipment markets; and

     (iv)Growth: to invest a substantial portion of the Partnership's capital in equipment which the General Partner believes will retain its value, to reinvest a portion of sales proceeds and rental revenues in additional equipment during the first six years of the Partnerships operation and sell equipment when the General Partner believes that, due to market conditions, prices are above inherent equipment values.

     The offering of Units of the Partnership closed on May 24, 1993. As of December 31, 1996, there were 8,286,966 Units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

     In the ninth year of operations of the Partnership, which commences January 1, 2002, the General Partner intends to begin the dissolution and liquidation of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events. However, under certain circumstances, the term of the Partnership may be extended. In no event will the Partnership extend beyond December 31, 2011.












                     (This space intentionally left blank.)

     Table 1, below, lists the equipment and the cost of equipment in the Partnership's portfolio as of December 31, 1996 (in thousands of dollars):

                                                      TABLE 1

 Units                         Type                                  Manufacturer                      Cost
-------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

      2     Bulk carrier marine vessels                    Hitachi Zosen Corp.                      $     25,228
      2     Container cargo carrier vessels                O. C. Staalskibsvaerft A/F                     16,035
      2     Portfolios of aircraft rotable spare
              components                                   Various                                         6,340
      2     737-200 commercial aircraft                    Boeing                                         11,919
    320     Over-the-road refrigerated trailers            Various                                         8,285
    494     Over-the-road dry trailers                     Various                                         4,350
    348     Dry piggyback trailers                         Stoughton                                       5,350
    141     Covered hopper railcars                        Various                                         3,130
     27     Non-pressurized tank railcars                  Various                                           550
    423     Pressurized tank railcars                      Various                                        11,963
    598     Refrigerated marine containers                 Various                                         9,026
  2,552     Various marine containers                      Various                                         7,375
                                                                                                  ---------------

            Total Equipment held for operating leases                                               $    109,551<F1>
                                                                                                 ================

Investment in equipment owned by unconsolidated special purpose entities:

   0.64     Trust comprised of a 767-200ER                 Boeing
              stage III commercial aircraft                                                         $     27,329<F2>
   0.17     Trust comprised of six 737-200
              stage II commercial aircraft                 Boeing                                          4,493<F3>
   0.50     Trust comprised of four 737-200
              stage II commercial aircraft                 Boeing                                         11,724<F4>
   0.50     Container feeder vessel                        O. C. Staalskibsvaerft A/F                      4,004<F5>
   0.20     Handymax bulk carrier marine vessel            Tsuneishi Shipbuilding Co., Ltd.                3,553<F6>
   0.30     Mobile offshore drilling unit                  AT & CH de France                               6,165<F7>
   0.40     Equipment on direct finance lease:
              Two DC-9 commercial aircraft                 McDonnell Douglas                               4,807<F8>
                                                                                                   --------------

            Total investments                                                                       $     62,075<F1>
                                                                                                   ==============

<F1> Includes proceeds from capital contributions,  undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of purchase and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC) or PLM Worldwide Management Services (WMS).

<F2> Jointly owned:  EGF VI and two affiliated partnerships.

<F3> Jointly owned:  EGF VI and three affiliated partnerships.

<F4> Jointly owned:  EGF VI and two affiliated partnerships.

<F5> Jointly owned:  EGF VI and two affiliated partnerships.

<F6> Jointly owned:  EGF VI and an affiliated partnership.

<F7> Jointly owned: EGF VI, two affiliated partnerships (45%), and TEC Acquisub,
     Inc. (25%), an affiliate of PLM International.

<F8> Jointly owned:  EGF VI and two affiliated partnerships.



The equipment is generally leased under operating leases with terms of one to six years. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sub-lessees after deducting certain direct operating expenses of the pooled equipment.

     At December 31, 1996, approximately 70% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly.

     The lessees of the equipment include, but are not limited to: Transamerica Leasing, Burlington Northern Railroad Company, Northern Navigation Services, Inc., Malaysian Air Systems Berhad, CSX Transportation, Inc., Union Pacific Railroad Company, Westway Express Incorporated, and Pacific Carriers Ltd.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of equipment. IMI agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the Partnership Agreement, IMI will be entitled to a monthly management fee (see Financial Statements notes 1 and 3).

(C)  Competition

(1)  Operating Leases vs. Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein rents owed during the initial noncancelable term of the lease are insufficient to recover the purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than longer term, full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

     The Partnership encounters considerable competition from lessors utilizing full payout leases on new equipment, i.e., leases which have terms equal to the expected economic life of the equipment. Full payout leases are written for longer terms and for lower monthly rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, and as a result, the Partnership may be at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnership also competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services which the Partnership cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

     The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), General Electric Railcar Services Corporation, Greenbrier Leasing Company, General Electric Capital Aviation Services Corporation, and other limited partnerships which lease the same types of equipment.

(D)  Demand

The Partnership invests in transportation-related capital equipment and in "relocatable environments." "Relocatable environments" refer to capital equipment constructed to be self-contained in function but transportable, examples of which include mobile offshore drilling units, storage units, and relocatable buildings. A general distinction can be drawn between equipment used for the transport of either materials and commodities or people. With the exception of aircraft leased to passenger air carriers, the Partnership's equipment is used primarily for the transport of materials.



The following describe the markets for the Partnership's equipment:

(1)  Commercial Aircraft

The market for commercial aircraft continued to improve in 1996 representing two consecutive years of growth and profits in the airline industry. The $5.7 billion in net profits recorded by the world's top 100 airlines in 1995 grew to over $6 billion in 1996. The profits are a result of the continued management emphasis on costs. The demand for ever lower unit costs by airline management has caused a significant reduction of surplus used Stage II and Stage III commercial aircraft. The result is a return to supply-demand equilibrium. On the demand side, passenger traffic is improving, cargo movement is up and load factors are generally higher across the major markets.

     These changes are reflected in the performance of the world's 62 major airlines that operate 60% of the world airline fleet but handle 78% of world passenger traffic. Focusing on the supply/demand for Partnership type narrowbody commercial aircraft, there were 213 used narrowbody aircraft available at year end 1995. In the first ten months of 1996 this supply was reduced to 119 narrowbody aircraft available for sale or lease. Forecasts for 1997 see a continuing supply-demand equilibrium due to air travel growth and balanced aircraft supply.

     The Partnership's narrowbody fleet are late model (post 1974) Boeing 737-200 Advanced aircraft. There are a total of 939 Boeing 737-200 aircraft in service with 219 built prior to 1974. Independent forecasts estimate 250 total Boeing 737-200's will be retired leaving approximately 700 aircraft in service after 2003. The forecasts regarding hushkits estimate half of the 700 Boeing 737-200's will be hushed to meet Stage III noise levels. The Partnership's aircraft are all prospects for Stage III hushkits due to their age, hours, cycles, engine configurations and operating weights.

     The Partnership's Douglas DC-9-32's are late model aircraft. There are 663 DC-9-30/40/50 series aircraft in-service with 437 built prior to 1974. Independent forecasts estimate 300 older DC-9 aircraft will be retired by the year 2003. The remaining fleet will total approximately 350 aircraft and most of these aircraft will be hushed to Stage III. The aircraft will remain in active airline service. The lessees are likely to be secondary airlines operating in markets outside the US.

     The Partnership has an interest in a trust which owns a widebody, twin engine, twin aisle Boeing 767-200ER. The aircraft is a late model aircraft with high gross operating weights and the most advanced technology engine powerplant available on the market. The aircraft carries 216 passengers in a mixed class over 6800 nautical miles. There are currently 99 aircraft in service with 26 different operators worldwide. The aircraft competes with the three engine older generation widebody aircraft such as the Lockheed L1011 and Douglas DC-10. This fleet (L1011/DC-10) totals over 500 aircraft today. These older aircraft will continue to be phased out of service with 140 retired before 2003.

(2)  Aircraft Rotables

Aircraft rotables are replacement spare parts held by an airline in inventory. These parts are components that are removable from an aircraft or engine, undergo overhaul, and are recertified and refit to the aircraft in an "as new" condition. Components or rotables, carry specific identification numbers allowing each part to be individually tracked. The types of rotables owned and leased by the Partnership include landing gear, certain engine components, avionics, auxiliary power units (APU's), replacement doors, control surfaces, pumps, valves and other comparable equipment. Generally a rotable has a useful life that is either measured in terms of time in service or number of cycles (takeoffs and landings). While there are no specific guidelines that apply to the time or cycles between overhauls for rotable equipment, there is no limitation on the number of times a rotable may be overhauled and recertified. The component will be overhauled until the cost of such overhaul becomes uneconomic relative to the units' replacement cost.

     The Partnership's rotable parts will be available for sale or lease in 1997. Rotables generally reflect the market conditions of the aircraft they support. The Partnership's rotables support primarily Boeing 737-300/400/500 and the Boeing 737-200 Advanced aircraft. Independent forecasts for 1997 indicate a supply-demand equilibrium for these aircraft types.



(3)  Marine Containers

At the end of 1995, the consensus of industry sources was that 1996 would see both higher container utilization and strengthening per diem lease rates. Such was not the case as there was no appreciable cyclical improvement in the container market following the traditional winter slow down. Industry utilization continues to be under pressure with per diem rates being impacted as well.

     A substantial portion of the Partnership's containers are on long-term utilization leases which were entered into with Trans Ocean Leasing as lessee. The industry has seen a major consolidation as Transamerica Leasing late in the fourth quarter of 1996, acquired Trans Ocean Leasing. Transamerica Leasing is the second largest container leasing company in the world. Transamerica Leasing is the substitute lessee for Trans Ocean Leasing. Long term, such industry consolidation should bring more rationalization to the market and result in higher utilization and per diem rates.

(4)  Railcars

Pressurized Tank Cars

These cars are used primarily in the petro-chemical and fertilizer industries. They transport liquefied petroleum gas ("LPG") and anhydrous ammonia. The utilization rate on the Partnership's fleet of pressurized tank cars was over 98% during 1996. Independent forecasts show the demand for natural gas to grow during 1997 to 1999, as the developing world, former Communist countries and the industrialized world all increase their demand for energy. The fertilizer industry was undergoing a rapid restructuring toward the end of 1996 after a string of major mergers, which began in 1995. These mergers reduce the number of companies that use pressurized tank cars for fertilizer service. Whether or not the economies of the mergers allow the total fleet size to be reduced remains to be seen.

Non-Pressurized Tank Cars

General purpose or non-pressurized tank cars are used to transport a wide variety of bulk liquid commodities such as petroleum fuels, lubricating oils, vegetable oils, molten sulphur, corn syrup, asphalt, and specialty chemicals. Demand for general purpose tank cars in the Partnership's fleet has remained healthy over the last two years with utilization remaining above 98%. The demand for petroleum is anticipated to grow during 1997 to 1999, as the developing world, former communist countries and the industrialized world all increase their demand for energy. Chemical carloadings for the first 40 weeks of 1996 are up one tenth of one percent (0.1%) as compared to the same period in 1995.

Covered Hopper Cars

Through October 5, 1996, grain car loadings were down 13% compared to the same period for 1995. Even with the greatly reduced loadings, the on-lease rate during 1996 for the Partnership grain cars remained at 100%. Industry-wide, the covered hopper is one car type that has increased in number over the last ten years, going from a total of 299,172 cars in 1985 to 325,882 cars in 1995. It is possible that another poor crop year, combined with more available cars, could place downward pressure on grain car rental rates during 1997.

(5)  Marine Vessels

The Partnership owns or has investments in small to medium-sized dry bulk vessels and container feeder vessels, which are traded in worldwide markets, carrying commodity cargoes and intermodal containers from larger ports to more remote and smaller ports.

     The freight rates in the dry bulk shipping market are dependent on the balance of supply and demand for shipping commodities and trading patterns for such dry bulk commodities. In 1995, dry bulk shipping demand was robust (growing at 5% over 1994) and there was a significant infusion of new vessel tonnage especially late in the year, causing some decline in freight rates after a peak in mid-year. The slide in freight rates continued in the first half of 1996, as new tonnage was delivered and shipping demand slipped from the high growth rates of 1995. In the third quarter of 1996, there was a significant acceleration in the drop of freight rates, primarily caused by the lack of significant grain shipment volumes and the infusion of new tonnage. The low freight rates induced many ship owners to scrap older tonnage and to defer or cancel new building orders. In the fourth quarter, a strong grain harvest worldwide gave the market new strength and freight rates recovered to the levels experienced in early 1996, but not to 1995 levels. Overall 1996 was a soft year for shipping with dry bulk demand growing only 1.8% and the dry bulk fleet growing 3% in tonnage. The outlook for 1997 shows an expected improvement in demand with growth at 2.4%, but a high orderbook remains. 1997 is expected to be a soft year with relatively low freight rates; however, prospects may be strengthened by continued scrapping of older vessels in the face of soft rates and deferment or canceling of orders.

     Demand for commodity shipping closely tracks worldwide economic growth; however, economic development may alter demand patterns from time to time. The general partner operates its funds' vessels in spot charters, period charters and pooled vessel operations. This operating approach provides the flexibility to adapt to changing demand patterns.

     Independent forecasts show the longer term outlook (past 1997) should bring improvement in freight rates earned by vessels; however, this is dependent on the supply/demand balance and stability in growth levels. The newbuilding orderbook currently is slightly lower than at the end of 1995 in tonnage. Shipyard capacity is booked through late 1998; however, it remains to be seen how many of these orders will actually be fulfilled. Historically, demand has averaged approximately 3 percent annual growth, fluctuating between flat growth and 6 percent annually. With predictable long term demand growth, the long term outlook depends on the supply side, which is affected by interest rates, governmental shipbuilding subsidy programs, and prospects for reasonable capital returns in shipping.

(6)  Mobile Offshore Drilling Units (Rigs)

Worldwide demand for mobile offshore drilling units (rigs) in 1996 increased in all sectors of the business over the demand levels experienced in 1995 and 1994. This increase in demand spread over all geographic regions of offshore drilling; it also affected all equipment types in the offshore drilling sector (both jackup rigs and floating rigs). This increase in demand without any increase in supply of rigs gave increased utilization and higher contract dayrates in the market. The improvement in the market can be attributed to a number of factors, but primarily it can be associated with continued growth worldwide in the use of oil and natural gas for energy. Stable prices at moderate levels have encouraged such growth, while providing adequate margins for oil and natural gas exploration and production development.

     The floating rig sector has also experienced an improving market. Technological improvements and more efficient operations have improved the economics of drilling and production in the deeper water operations for which floating rigs are utilized. Overall, demand for floating rigs increased from 117 rig-years in 1995 to 128 rig-years in 1996, with no increase in supply of rigs. The increase in demand and utilization prompted an approximate doubling of contract day rates and an associated increase in floating rig market values. Three floating rigs were ordered in 1996; however, these will not be delivered until late in 1998 and will have a minimal effect on the market as they are committed to specific contracts.

     The most significant trend in 1996 was the continued consolidation of the offshore drilling industry. Five major mergers of offshore drilling contractors occurred in 1996, leading to a more controlled and stable market in which higher levels of day rates may be maintained. The consolidation of rig ownership into fewer hands has a recognizable effect on stabilizing day rates in times of lower utilization and quicker improvement in times of increasing utilization.

     Demand for floating rigs is projected by industry participants to continue to increase through 1997, with no significant increases in rig supply. Day rates are not yet at levels sufficiently high to justify widespread ordering of new equipment.

(7)  Trailers

Intermodal Trailers

The robust intermodal trailer market that began 4 years ago began to soften in 1995 and reduced demand continued in 1996. Intermodal trailer loadings were flat in 1996 verses 1995's depressed levels. This lack of growth has been the result of many factors ranging from truckload firms recapturing market share from the railroads through aggressive pricing, to the continuing consolidation activities and asset efficiency improvements of the major U.S. railroads.

     All of these factors helped make 1996 a year of equalizing equipment supply as railroads and lessors were pressured to retire older and less efficient trailers. The two largest suppliers of railroad trailers reduced the available fleet in 1996 by over 15%. Overall utilization for intermodal trailers, including the Partnership's fleet , was lower in 1996 than in previous years.

Over-the-Road Dry Trailers

The over-the-road dry trailer market was weak in 1996 with utilization down 15%. The trailer industry experienced a record year in 1994 for new production and 1995 production levels were similar to 1994. However, in 1996 , the truck freight recession, along with an over building situation, contributed to 1996's poor performance. 1996 had too little freight and too much equipment.

Over-the-Road Refrigerated Trailers

The Partnership experienced fairly strong demand levels in 1996 for its refrigerated trailers. With over 37% of the fleet in over the road refrigerated trailers, the Partnership, PLM and affiliated partnerships combined, is the largest supplier of short-term rental refrigerated trailers in the U.S..

(E)  Government Regulations

The use, maintenance, and ownership of equipment is regulated by federal, state, local, and/or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations which may require the removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include (but are not limited to):

     (1) the U.S. Oil Pollution Act of 1990 (which established liability for operators and owners of vessels, mobile offshore drilling units, etc. that create environmental pollution);

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria);

     (3) the Montreal Protocol on Substances That Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers, over-the-road trailers, etc.);

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification of and packaging requirements for hazardous materials and which apply particularly to the Partnership's tank cars).

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. At December 31, 1996, the Partnership owned a portfolio of transportation equipment and investments in equipment owned by special purpose entities as described in Part I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering through approximately the first nine months of 1993.

     The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.


ITEM 3.  LEGAL PROCEEDINGS

PLM International (PLMI) along with FSI, IMI, TEC and PLM Securities Corp (PLM Securities), and collectively with PLMI, FSI, IMI, TEC and PLM Securities, (the "PLM Entities"), were named as defendants in a class action lawsuit filed in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. The PLM Entities received service of the complaint on February 10, 1997, and pursuant to an extension of time granted by plaintiffs' attorneys, have sixty days to respond to the complaint. PLM International is currently reviewing the substance of the allegations with its counsel, and believes the allegations to be completely without merit and intends to defend this matter vigorously.

     The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships sponsored by PLM Securities, for which FSI acts as the general partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth and Income Fund VII (the "PLM Growth Funds"). The complaint purports eight causes of action against all defendants as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action for breach of third party beneficiary contracts against and in violation of the National
Association of Securities Dealers (NASD) rules of fair practice by PLM Securities alone.

      Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the PLM Entities for improper sales and marketing practices, mismanagement of the PLM Growth Funds, and concealing such mismanagement from investors in the PLM Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1996.









                      (This space intentionally left blank)

                                     PART II

ITEM 5.    MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the Partnership Agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner is the sole holder of such interests. Gross income in each year of the Partnership will be specially allocated to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The remaining interests in the profits and losses and distributions of the
Partnership are owned as of December 31, 1996, by the approximately 8,090 holders of Units in the Partnership.

     There are several secondary markets in which Depositary Units trade. Secondary markets are characterized as having few buyers for limited partnership interests and, therefore, generally are viewed as inefficient vehicles for the sale of partnership units. Presently, there is no public market for the Units and none is likely to develop. To prevent the Units from being considered "publicly traded," and thereby, to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the Units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of Units in an effort to ensure that they do not exceed the number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a U.S. Citizen or if the transfer would cause any portion of the Units to be treated as "plan assets." The Partnership may also be obligated to redeem a certain number of Units each year beginning November 24, 1995. At December 31, 1996, the Partnership agreed to purchase approximately 54,000 Units for an aggregate price of approximately $0.7 million. The General Partner anticipates that these Units will be repurchased in the first and second quarters of 1997.

ITEM 6.    SELECTED FINANCIAL DATA

     Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

               For the years ended December 31, 1996, 1995, 1994,
                 1993, and 1992 (In thousands of dollars, except
                                per unit amounts)

                                                       1996            1995            1994           1993            1992
                                                   -----------------------------------------------------------------------------

       Operating results:
       Total revenues                              $    31,436     $    33,445     $    37,467    $    20,072     $     6,398
         Net gain (loss) on disposition of
           equipment                                     7,214             128           4,295           (113 )           (55 )
         Loss on revaluation of equipment                   --              --           1,175             --              --
         Equity in net income of unconsolidated
           special purpose entities                      3,426              --              --             --              --
         Net income (loss)                               8,291          (1,974 )        (1,680 )       (3,266 )        (1,940 )

       At year-end:
         Total assets                              $   113,525     $   121,957     $   139,848    $   160,529     $    95,255
         Total liabilities                              37,735          36,527          34,926         36,390           1,999
         Notes payable                                  31,286          30,000          30,000         30,000              --

       Cash distributions                          $    17,467     $    17,518     $    17,537    $    14,828     $     3,240

       Cash distributions which represent
         a return of capital                       $     9,176     $    16,642     $    16,661    $    14,133     $     3,121

       Per weighted average
       Limited Partnership Depositary Unit

         Net income (loss)                         $      0.89     $     (0.34 )   $     (0.31 )      Various, according to
                                                                                                        interim closings

        Cash distributions                         $      2.00     $      2.00     $      2.00        Various, according to
                                                                                                        interim closings

         Cash distributions which represent
           a return of capital                     $      1.11     $      2.00     $      2.00        Various, according to
                                                                                                        interim closings



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management's Discussion and Analysis of Financial Condition and Results of Operations relates to the Financial Statements of PLM Equipment Growth Fund VI (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

Results of Operations - Factors Affecting Performance

(A)  Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be re-marketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the lease market, market conditions for the particular industry segment in which the equipment is to be leased, various regulations concerning the use of the equipment, and others. The Partnership experienced repricing exposure in 1996 primarily in its aircraft portfolios.

     (1) Aircraft: Aircraft contribution decreased from 1995 to 1996. The decrease in the year to year contribution was due to lower re-lease rates on two engines which were eventually sold during 1996;

     (2) Trailers: The majority of the Partnership's trailer portfolio operates in short-term rental facilities or short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers was largely unaffected by re-leasing;

     (3) Marine Vessels: Marine vessel contribution declined during 1996 due to lower day rates earned by the marine vessels on time charter;

     (4) Marine Containers: All of the Partnership's marine containers are leased to operators of utilization-type leasing pools, and, as such, was highly exposed to repricing activity. The decline in marine containers contributions was due to soft market conditions that caused a decline in repricing activity during 1996;

     (5) Other Equipment: While market conditions and other factors may have had some impact on lease rates in markets in which the Partnership owns the remainder of its equipment portfolio, the majority of this equipment was unaffected.

(B)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment, unless accompanied by an immediate replacement of additional equipment earning similar rates (see below in "Reinvestment Risk"), represents a reduction in the size of the equipment portfolio, and may result in a reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession, legal fees, etc.

     (1) Liquidations: During the year, the Partnership liquidated or sold one marine vessel, 4 aircraft engines, 249 marine containers, 78 trailers, and 2 railcars for $27.7 million. The Partnership also sold its investment in an entity which owned a rig and received liquidating proceeds of $11.7 million. The sale proceeds of the owned equipment and equipment in unconsolidated special purpose entities (USPE's) represented approximately 85% of the original cost of these assets. By year end, the Partnership had reinvested all of the $39.4 million received.

     (2) Nonperforming Lessees: At December 31, 1996, one lessee of a commercial aircraft has become delinquent in its lease payments to the Partnership. The Partnership has established reserves against these receivables and the General Partner is in the process of taking the necessary steps to recover the lease payments from the lessee.

(C)  Reinvestment Risk

Reinvestment risk occurs when 1) the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Partnership operations; 2) equipment is sold or liquidated for less than threshold amounts;
3) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at threshold lease rates; or 4) proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

     During the first six years of operations, the Partnership intends to increase its equipment portfolio by investing surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Subsequent to the end of the reinvestment period, the Partnership will continue to operate for another two years and then begin an orderly liquidation over an anticipated two year period.

     Other nonoperating funds for reinvestment are generated from the sale of equipment prior to the Partnership's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements, or the exercise of purchase options written into certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued
ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

     During 1996, the Partnership reinvested $11.8 million in the purchase of an interest in an entity which owns four Boeing 737-200 commercial aircraft, $4.6 million in an entity owning two commercial aircraft on a direct finance lease, $4.0 million in an entity which owns a marine vessel, $6.2 million in an entity which owns a rig, and $16.0 million in another two marine vessels. The remaining interest in all the entities are held by affiliated partnerships. TEC Acquisub, a subsidiary of PLM International, is an additional owner in the entity owning the rig.

(D)  Equipment Valuation

In March 1996, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1996. The Partnership adopted SFAS 121 during 1996, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. There were no reductions required to the carrying value of equipment during 1996. The carrying value of three aircraft engines were reduced by approximately $1.2 million in 1994. The implicit impact of such reductions is anticipated future lower sales proceeds.

     As of December 31, 1996, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including equipment owned by USPE's, to be approximately $153.2 million.

(B)  Financial Condition - Capital Resources, Liquidity, and Unit Redemption
     Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering, borrowings from the Committed Bridge Facility and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's Limited Partnership Agreement, while the Partnership's total outstanding indebtedness, currently $31.3 million, can only be increased by a maximum of $3.7 subject to specific covenants in existing debt agreements. The Partnership relies on operating cash flow to meet its operating obligations and to make cash distributions to the Limited Partners.

     For the year ended December 31, 1996, the Partnership generated sufficient operating revenues to meet its operating obligations including interest expense. Cash distributions of $17.5 million were generated from current period operations.

         Beginning December 1, 1994, the Partnership became obligated, under certain conditions, to redeem up to 2% of the outstanding Depositary Units each year. The purchase price to be offered for such outstanding units will be equal to 110% of the unrecovered principal attributed to the units - where unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that unit. At December 31, 1996, the Partnership agreed to purchase approximately 54,000 units for an aggregate price of approximately $0.7 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1997.

     The General Partner has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. (AFG), a subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on October 31, 1996, to expire on October 31, 1997 and increased the available borrowings for AFG to $50 million. The Partnership, TECAI, Fund I and the other partnerships collectively may borrow up to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1996, the Partnership had borrowings of $1.3 million, PLM Equipment Growth Fund V had $2.5 million, PLM Equipment Growth and Income Fund VII had $2.0 million, AFG had $26.9 million, and TECAI had $4.1 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV nor Fund I had any outstanding borrowings.

     The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.

(D)  Results of Operations - Year to Year Detailed Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 1996 and 1995

(A)  Owned equipment operations

Lease revenues less direct expenses (defined as repairs and maintenance, marine equipment operating, and asset specific insurance expenses) on owned equipment decreased during the year ended December 31, 1996, when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the years ended
                                                                                December 31,
                                                                            1996             1995
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $  3,982        $   4,571
   Marine vessels                                                           3,816            5,661
   Trailers                                                                 3,148            4,080
   Rail equipment                                                           2,774            3,252
   Marine containers                                                        2,179            2,880


Aircraft: Aircraft lease revenues and direct expenses were $4.2 million and 0.2 million, respectively, for the year ended December 31, 1996, compared to $4.9 and $0.3 million, respectively during the same period of 1995. The decrease in aircraft contribution was due to a lower re-lease rate earned on two aircraft engines which were sold during 1996 compared to the same period during 1995;

Marine vessels: Marine vessel lease revenues and direct expenses were $8.9 million and $5.1 million, respectively, for the year ended December 31, 1996, compared to $10.7 million and $5.1 million, respectively during the same period of 1995. The decrease in marine vessel contribution during 1996, was due to lower day rates earned by two marine vessels and the sale of a marine vessel during the first quarter of 1996 offset, in part, by the purchase of two marine vessels during the first quarter of 1996 when compared to the same period of 1995;

Trailers: Trailer lease revenues and direct expenses were $4.2 million and $1.0 million, respectively, for the year ended December 31, 1996, compared to $5.0 million and $1.0 million, respectively during the same period of 1995. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer net contribution. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards due to soft market conditions;

Rail equipment: Rail equipment lease revenues and direct expenses were $4.1 million and $1.3 million, respectively, for the year ended December 31, 1996, compared to $4.1 million and $0.9 million, respectively during the same period of 1995. Although the rail fleet remained relatively the same size for both periods, the decrease in rail contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 which were not needed during 1995;

Marine containers: Marine container lease revenues and expenses were $2.2 million and $12,000, respectively, for the year ended December 31, 1996, compared to $2.9 million and $23,000, respectively during the same period of 1995. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution.

(B)  Indirect expenses related to owned equipment operations

Total indirect expenses of $18.8 million for the year ended December 31, 1996, decreased from $21.4 million for the same period in 1995. The variances are explained as follows:

(a) A $3.4 million decrease in depreciation and amortization expenses from 1995 levels reflecting the sale of certain assets during 1996 and 1995, and the double declining balance method of depreciation. These decreases were offset, in part, by the purchase of two marine vessels during the first quarter of 1996;

(b) A $0.3 million increase in interest expense due to the net increase in short-term debt of $12.5 million which was in place for six months during 1996 compared to $1.7 million in short-term debt which was in place for three months during the same period of 1995;

(c) A $0.7 million increase in bad debt expenses due to an increase in uncollectable amounts due from certain lessees;

(d) A $0.1 million decrease in management fees due to lower revenues earned, when compared to the same period of 1995;

(e) A $0.1 million increase in administrative expenses due to higher collection costs and legal fees associated with uncollected receivables when compared to the same period of 1995.

(C)  Net gain on disposition of owned equipment

Net gain on disposition of equipment for the year ended December 31, 1996 totaled $7.2 million which resulted primarily from the sale of one marine vessel which was held for sale as of December 31, 1995, with a net book value of $14.6 million at the date of sale for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel, is the unused portion of accrued drydocking of $0.1 million. Other equipment sold or disposed of during 1996, included 249 marine containers, 78 trailers, 4 aircraft engines and 2 railcars with an aggregate net book value of $6.0 million for proceeds of $7.0 million. Net gain on disposition of equipment for the year ended December 31, 1995, totaled $0.1 million which resulted from the sale or disposition of 298 marine containers, 50 trailers and 1 railcar with an aggregate net book value of $0.9 million for proceeds of $1.0 million.

(D)  Interest and other income

Interest and other income increased $0.2 million during the year ended December 31, 1996 due primarily an increase in interest income due to higher cash balances available for investments when compared to the same period of 1995.

(E) Equity in net income (loss) of unconsolidated special purpose entities represents net income generated from the operation of jointly-owned assets accounted for under the equity method (see Note 2 to the financial statements):

                                                                             For the year ended
                                                                                December 31,
                                                                            1996           1995
                                                                         --------------------------
   Aircraft                                                              $   (1,853 )     $  (1,113 )
   Marine vessels                                                              (415 )          (130 )
    Mobile offshore drilling unit                                             5,694            (269 )


Aircraft: As of December 31, 1996, the Partnership had an interest in a trust which owns a Boeing 767 commercial aircraft and had acquired an interest in two trusts which own 10 commercial aircraft during the later half of 1995 and the first quarter of 1996, then, during the fourth quarter of 1996, purchased an interest in a trust owning two commercial aircraft on a direct finance lease. As of December 31, 1995, the Partnership had an interest in the trust holding the Boeing 767 commercial aircraft and purchased an interest in a trust containing seven commercial aircraft. During the year ended December 31, 1996, revenues of $6.3 million were offset by depreciation and administrative expenses of $8.2 million. During the same period of 1995, revenues of $3.4 million were offset by depreciation and administrative expenses of $4.5 million.

Marine vessel: As of December 31, 1996, the Partnership owned a 20% interest in an entity which owns a marine vessel and a 50% interest in another entity which owns a marine vessel which was purchased during the first quarter of 1996. As of December 31, 1995, the Partnership only owned the 20% interest in the marine vessel. During the year ended December 31, 1996, revenues of $1.6 million were offset by depreciation and administrative expenses of $2.0 million. During the same period of 1995, revenues of $0.7 million were offset by depreciation and administrative expenses of $0.8 million.

Mobile offshore drilling unit: As of December 31, 1996, the interest in the entity which owned a rig was sold by the General Partner. The increase in net income of $5.9 million during the year ended December 31, 1996, resulted primarily from the gain on the sale of the rig. The Partnership's share of the liquidating distribution was $11.7 million. Revenues of $0.7 million earned during the year ended December 31, 1996 were offset by depreciation and administrative expenses of $0.9 million. During the same period of 1995, revenues of $1.2 million were offset by depreciation and administrative expenses of $1.5 million.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income of $8.3 million for the year ended December 31, 1996, increased from a net loss of $2.0 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors and the Partnership's performance in the year ended December 31, 1996 is not necessarily indicative of future periods. For the year ended December 31, 1996, the Partnership distributed $16.6 million to the Unitholders, or $2.00 per weighted average Depositary Unit.







Comparison of the Partnership's Operating Results for the Years Ended December 31, 1995 and 1994

(A)  Revenues

Total revenues for the years ended December 31, 1995 and 1994, were $33.4 million and $37.5 million respectively. The decrease in 1995 revenues was primarily attributable to the Partnership posting a lower gain on the sale of equipment compared to 1994. The Partnership's ability to acquire, operate, or liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors; therefore, the Partnership's performance in 1996 or 1994, in this regard, is not necessarily indicative of future periods.

     (1) The Partnership's lease revenue remained relatively constant at $32.9 million for both years ended December 31, 1995 and 1994.

     The following table presents lease revenues earned by equipment type (in thousands):

                                               For the year ended December
                                                           31,
                                                  1995             1994
                                               -----------------------------
   Marine vessels                              $ 11,369         $  10,829
   Mobile offshore drilling units                 1,175             3,561
   Marine containers                              2,903             2,968
   Aircraft                                       8,254             8,936
   Rail equipment                                 4,131             1,410
   Trailers                                       5,046             5,245
                                               -----------------------------
                                               $ 32,878         $  32,949
                                               =============================

     Significant revenue component changes resulted primarily from:

     (a) An increase of $2.7 million in rail equipment revenues due primarily to the purchase and lease of 350 tank railcars during December 1994 which significantly increased 1995's revenue;

     (b) The small decrease in marine container revenues was due primarily to higher utilization and rents earned during 1995 on a fleet that has 298 fewer units when compared to the end of 1994;

     (c) The decline of $2.4 million in revenues earned by the mobile offshore drilling unit ("rig") was due primarily to the sale of the Partnership's interest in one of its rigs during the later part of December 1994, which was on lease during 1994 and to a lower re-lease rate earned on the remaining rig;

     (d) The decline of $0.7 million in aircraft revenues is due primarily to the off-lease status of two aircraft engines which were on-lease during the same period in 1994. The decrease was offset, in part, by the revenues earned from the Partnership's purchase of a partial beneficial interest in a trust comprised of seven commercial aircraft;

     (e) The increase of $0.5 million in marine vessel revenues was due primarily to one marine vessel which was operating under a bareboat charter during 1994, switching to a higher revenue producing time charter during 1995. In addition, during 1995, two other marine vessels which were operating under a time charter switched to the pooling arrangement earning increased revenues. These increases were offset in part, by another marine vessel which earned a lower rate during 1995's time charter when compared to the rate earned under a time charter during 1994;

     (f) The decline of $0.2 million in trailer revenues is due primarily to the expiration of several term leases and the transition of these trailers to the PLM-affiliated short-term trailer rental facilities which is experiencing lower utilizations. In addition to this, the Partnership sold 50 trailers during 1995 which were on lease during 1994.

     (2) Interest and other income increased $0.2 million during the year ended December 31, 1995, due to an increase in the interest rate paid on cash invested during the year ending December 31, 1995, when compared to the same period in 1994.

     (3) Net gain on disposition of equipment during the year ended December 31, 1995, was realized on the disposal of 298 marine containers, one railcar, and 50 trailers with an aggregate net book value of $0.9 million for proceeds of $1.0 million. During the same period 1994, the Partnership realized a net gain from the sale or disposal of the Partnership's interest in a mobile offshore drilling unit with a net book value of $7.6 million for proceeds of $12.1 million, in addition to the sale or disposal of 359 marine containers and 217 trailers with an aggregate net book value of $1.4 million for proceeds of $1.2 million.

(B)  Expenses

The Partnership's total expenses for the years ended December 31, 1995 and 1994, were $35.4 million and $39.1 million, respectively. The decrease in 1996 expenses was attributable to a reduction in depreciation expense, partially offset by increases in repairs and maintenance, marine equipment operating expenses, insurance expense, provision for bad debts, and general and administrative expenses.

     (1)  Direct  operating   expenses  (defined  as  repairs  and  maintenance,
insurance expenses, and marine equipment operating expenses) increased to $7.5 million in 1995, from $6.7 million in 1994. This change resulted from:

     (a) An increase of $0.3 million in marine equipment operating costs is due to the following:

                  (a-1) During 1995, marine operating expenses increased $0.1 million due to one of the Partnership's marine vessels which ran aground during 1995 and required additional inspections and administrative expenses until the marine vessel could be returned to service;

                  (a-2) Another marine vessel's operating expenses increased $0.1 million due primarily to the switch from a bareboat charter in which the lessee pays all operating expenses to a time charter in which the Partnership is responsible for a portion of the marine vessel's operating expenses;

                  (a-3) Also, during 1995; operating expenses increased $0.1 million due to a general escalation in operating expenses charged to the Partnership;

     (b) An increase of $0.4 million in repairs and maintenance is due to a number of events:

                  (b-1) Trailer repairs increased $0.1 million due to an additional running repairs needed to maintain the fleet in a rental ready condition;

                  (b-2) A decrease of $0.3 million in repairs and maintenance due to a decrease in the expected dry docking costs of one marine vessel of $0.1 million and a decrease of $0.2 million in repairs and maintenance due to another marine vessel which had certain repairs completed during 1994;

                  (b-3) Railcar repairs increased $0.6 million due to the purchase of 350 tank railcars during December 1994 which required running repairs during 1995.

     (c) Insurance expense increased $0.1 million during 1995 when compared to the same period of 1994. The increase is due to an overall escalation of insurance premiums charged to the marine vessels. Also, during 1994, the Partnership received a refund of $22,000 from the insurance company due to lower loss of hire claims which resulted in a decrease to 1994 expense, a similar refund was not received in 1996.

     (2) Indirect operating expenses (defined as depreciation and amortization expense, management fees, interest expense, bad debt expense, and general and administrative expenses) decreased to $27.9 million in the year ended December 31, 1995, from $31.2 million in the same period 1994. This change resulted from:

     (a) A decrease in depreciation and amortization expense of $3.8 million from 1994 levels reflecting the Partnership's double-declining balance depreciation method and the sale of a rig in December 1994 offset by an increase due to the purchase of 350 railcars in December 1994 and a partial beneficial interest in a trust containing seven commercial aircraft during September 1995;

     (b) An increase of $0.3 million in general and administrative expenses due primarily to the increased number of trailers and cost associated with the administration of the short-term rental yards used for the trailers during 1995 and a loan fee charged the Partnership;

     (c) An increase of $0.2 million in bad debt expense over the same period in 1994 is due to an increase in the reserve for an amount due from one lessee during 1995;

     (3) Loss on revaluation of equipment in 1994 results from the Partnership reducing the carrying value of three aircraft engines to $4.9 million, the estimated net fair value less cost to sell. There were no revaluations of equipment required in 1995.

(C)  Net Loss

The Partnership's net loss of $2.0 million in the year ended December 31, 1995, increased from a net loss of $1.7 million during the same period in 1994. For the year ended December 31, 1995, the Partnership distributed $16.6 million to the Limited Partners, or $2.00 per weighted average Depositary Unit.

Geographic Information

The Partnership operates its equipment in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the Manager believes these risks are minimal or has implemented strategies to control the risks as follows: Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized generally through the avoidance of operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the Manager strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the Financial Statements, Note 4 for information on the revenues, income, and assets in various geographic regions.

     Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges which are greatest in the early years due to the use of the 200% declining balance method of depreciation. The relationships of geographic revenues, net income (loss) and net book value are expected to significantly change in the future as assets come off lease and decisions are made to redeploy the assets in the most advantageous geographic location or sell the assets.

     The Partnership's owned equipment and investments in equipment owned by USPE's on lease to U.S. domiciled lessees consists of trailers and railcars. During 1996, U.S. lease revenues accounted for 23% of the total lease revenues while net income accounted for 14% of the net income for the Partnership. The primary reason for this relationship is that there was a large gain realized from the sale of an asset in another geographic region. In addition, the Partnership depreciates its rail equipment over a fifteen year period versus twelve years for other equipment types owned and leased in other geographic regions.

     The Partnership's owned equipment and investments in equipment owned by USPE's on lease to Canadian domiciled lessees consists of aircraft and railcars. During 1996, Canadian lease revenues accounted for 12% of the total lease revenues and a $1.4 million net loss when compared to the net income for the Partnership of $8.3 million. The primary reason for this relationship is that there was a large gain realized from the sale of assets in other geographic regions.

     The Partnership's investment in an aircraft owned by a USPE on lease to South American domiciled lessees during 1996, accounted for 10% of the total lease revenues. South American operations accounted for $0.3 million net loss when compared to the net income for the Partnership of $8.3 million. The primary reason for this relationship is that there was a large gain realized from the sale of assets in other geographic regions. This aircraft is on lease until 1998, and is expected to generate higher net profit in the future as depreciation charges decline.

     The Partnership's owned equipment and investments in equipment owned by USPE's which was on lease to lessees domiciled in Asia consists of aircraft and a rig. Lease revenues in this region accounted for 12% of the total lease revenues, while net income accounted for 80% of the net income for the Partnership. The primary reason for this relationship is that during 1996, the Partnership sold the Rig for a gain of $5.8 million which accounted for 70% of total net income for the Partnership.

     The Partnership's owned equipment on lease to lessees in Europe consisted of two packages of aircraft rotable spare part components and accounted for 3% of lease revenues, while net income accounted for 4% of the net income for the Partnership. The primary reason for this relationship is that there was a large gain realized from the sale of assets in other geographic regions.

     The Partnership's owned equipment and investments in equipment owned by USPE's on lease to lessees in the rest of the world consists of marine vessels, a rig, and marine containers. During 1996, lease revenues from these operations accounted for 40% of the total lease revenues while net income from these operations accounted for 60% when compared to the total net income for the Partnership. The primary reason for this relationship is that during 1996, the Partnership sold a marine vessel for a gain of $6.2 million which accounted for 76% of total net income for the Partnership.

Inflation

There was no significant impact on the Partnership's operations as a result of inflation during 1996, 1995, or 1994.

Forward Looking Information

Except for historical information contained herein, the discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K. The Partnership's actual results could differ materially from those discussed here.

Outlook for the Future

Several factors may affect the Partnership's operating performance in 1996 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

     The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. In 1996, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the container and refrigerated over-the-road trailer markets, oversupply conditions, industry consolidations, and other factors resulted in falling rates and lower returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel, rail, and mobile offshore drilling unit markets could be generally categorized by increasing rates as the demand for equipment is increasing faster than new additions net of retirements. Finally, demand for narrowbody stage II aircraft, such as those owned by the Partnership, has increased as expected savings from newer narrowbody aircraft have not materialized and deliveries of the newer aircraft have slowed down. These different markets have had individual effects on the performance of Partnership equipment - in some cases resulting in declining performance, and in others, in improved performance.

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

(A)  Repricing and Reinvestment Risk

Certain portions of the Partnership's aircraft, marine vessel, railcar, and trailer portfolios will be remarketed in 1997 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment, or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(B)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations or sale of equipment.

(C)  Additional Capital Resources and Distribution Levels

The Partnership's initial contributed capital was composed of the proceeds from its initial offering, supplemented later by permanent debt in the amount of $30.0 million and borrowings from the Committed Bridge Facility of $1.3 million. The General Partner has not planned any expenditures, nor is it aware of any contingencies, that would cause it to require any additional capital or debt (an additional $3.7 million of debt is allowable under the Partnership's debt agreement covenants) to that mentioned above.

     Pursuant to the Limited Partnership Agreement, the Partnership will cease to reinvest surplus cash in additional equipment beginning in its seventh year of operations which commences on January 1, 2000. The General Partner intends to continue its strategy of selectively redeploying equipment, throughout the reinvestment phase of the Partnership, to achieve competitive returns. By the end of this reinvestment period, the General Partner intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life to the Partnership sufficient to meet its obligations and sustain a predictable level of distributions to the partners.

     The General Partner believes the current level of distributions can be maintained throughout 1997 using cash from operations, undistributed available cash from prior periods, and proceeds from sales or dispositions of equipment if necessary. Subsequent to this period, the General Partner will evaluate the level of distributions the Partnership can sustain over extended periods of time, and together with other considerations, may adjust the level of distributions accordingly. In the long term, the difficulty in predicting market conditions precludes the General Partner from accurately determining the impact on liquidity or distribution levels.

     The Partnership's permanent debt obligation begins to mature in November 2001. The General Partner believes there will be sufficient cash flow available in the future for repayment of debt.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements for the Partnership are listed on the Index to Financial Statements included in Item 14(a) of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.






















                      (this space left blank intentionally)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE PARTNERSHIP

As of the date of this Annual Report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) are as follows:

 Name                                   Age                Position
 -------------------------------------- ------------------ -------------------------------------------------------

 J. Alec Merriam                        61                 Director, Chairman of the Board, PLM International,
                                                           Inc.; Director, PLM Financial Services, Inc.

 Douglas P. Goodrich                    50                 Director and Senior Vice President, PLM
                                                           International; Director and President, PLM Financial
                                                           Services, Inc.; Senior Vice President, PLM
                                                           Transportation Equipment Corporation; President, PLM
                                                           Railcar Management Services, Inc.

 Walter E. Hoadley                      80                 Director, PLM International, Inc.

 Robert L. Pagel                        60                 Director, Chairman of the Executive Committee, PLM
                                                           International, Inc.; Director, PLM Financial
                                                           Services, Inc.

 Harold R. Somerset                     62                 Director, PLM International, Inc.

 Robert N. Tidball                      58                 Director, President and Chief Executive Officer, PLM
                                                           International, Inc.

 J. Michael Allgood                     48                 Vice President and Chief Financial Officer, PLM
                                                           International, Inc. and PLM Financial Services, Inc.

 Stephen M. Bess                        50                 President, PLM Investment Management, Inc.;
                                                           President, PLM Securities Corp.; Vice President, PLM
                                                           Financial Services, Inc.

 David J. Davis                         40                 Vice President and Corporate Controller, PLM
                                                           International and PLM Financial Services, Inc.

 Frank Diodati                          42                 President, PLM Railcar Management Services Canada
                                                           Limited.

 Steven O. Layne                        42                 Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President and Director, PLM
                                                           Worldwide Management Services, Ltd.

 Stephen Peary                          48                 Senior Vice President, General Counsel and Secretary,
                                                           PLM International, Inc.; Vice President, General
                                                           Counsel and Secretary, PLM Financial Services, Inc.,
                                                           PLM Investment Management, Inc., PLM Transportation
                                                           Equipment Corporation; Vice President, PLM
                                                           Securities, Corp.

 Thomas L. Wilmore                      54                 Vice President, PLM Transportation Equipment
                                                           Corporation; Vice President, PLM Railcar Management
                                                           Services, Inc.


     J. Alec Merriam was appointed Chairman of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988, he became a member of the Executive Committee of the Board of Directors of PLM International. From 1972 to 1988, Mr. Merriam was Executive Vice President and Chief Financial Officer of Crowley Maritime Corporation, a San Francisco area-based company engaged in maritime shipping and transportation services. Previously, he was Chairman of the Board and Treasurer of LOA Corporation of Omaha, Nebraska and served in various financial positions with Northern Natural Gas Company, also of Omaha.

     Douglas P. Goodrich was elected to the Board of Directors in July 1996, and appointed Director and President of PLM Financial Services in June 1996, and appointed Senior Vice President of PLM International in March 1994. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989, and as President of PLM Railcar Management Services, Inc. since September 1992 having been a Senior Vice President since June 1987. Mr. Goodrich was an Executive Vice President of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corp. of Chicago, Illinois from December 1980 to September 1985.

     Dr. Hoadley joined PLM International's Board of Directors and its Executive Committee in September, 1989. He served as a Director of PLM, Inc. from November 1982 to June 1984 and PLM Companies, Inc. from October 1985 to February 1988. Dr. Hoadley has been a Senior Research Fellow at the Hoover Institute since 1981. He was Executive Vice President and Chief Economist for the Bank of
America from 1968 to 1981, and Chairman of the Federal Reserve Bank of Philadelphia from 1962 to 1966. Dr. Hoadley served as a Director of Transcisco Industries, Inc. from 1988 through August of 1995.

     Robert L. Pagel was appointed Chairman of the Executive Committee of the Board of Directors of PLM International in September 1990, having served as a director since February 1988. In October 1988, he became a member of the Executive Committee of the Board of Directors of PLM International. From June 1990 to April 1991, Mr. Pagel was President and Co-Chief Executive Officer of The Diana Corporation, a holding company traded on the New York Stock Exchange. He is the former President and Chief Executive Officer of FanFair Corporation which specializes in sports fans' gift shops. He previously served as President and Chief Executive Officer of Super Sky International, Inc., a publicly traded company, located in Mequon, Wisconsin, engaged in the manufacture of skylight systems. He was formerly Chairman and Chief Executive Officer of Blunt, Ellis & Loewi, Inc., a Milwaukee-based investment firm. Mr. Pagel retired from Blunt, Ellis & Loewi in 1985 after a career spanning 20 years in all phases of the brokerage and financial industries. Mr. Pagel has also served on the Board of Governors of the Midwest Stock Exchange.

     Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H), a recently-acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly-held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President - Agricultures, Vice President, General Counsel and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the Boards of Directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly-held company.

     Robert N. Tidball was appointed President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989 and a member of the Executive Committee of the Board of Directors of PLM International in September 1990. Mr. Tidball was elected President of PLM Railcar Management Services, Inc. in January 1986. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, Inc., he was Vice President, a General Manager and a Director of North American Car Corporation, and a Director of the American Railcar Institute and the Railway Supply Association.

     J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public sector companies and institutions specializing in financial operational systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a First Vice President with American Express Bank, Ltd. In February 1978, Mr. Allgood founded and until June 1981, served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

     Stephen M. Bess was appointed President of PLM Securities, Corp. in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc., beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corp., a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

     David J. Davis was appointed Vice President and Controller of PLM International in January 1994. From March 1993 through January 1994, Mr. Davis was engaged as a consultant for various firms, including PLM. Prior to that Mr. Davis was Chief Financial Officer of LB Credit Corporation in San Francisco from July 1991 to March 1993. From April 1989 to May 1991, Mr. Davis was Vice President and Controller for ITEL Containers International Corporation which was located in San Francisco. Between May 1978 and April 1989, Mr. Davis held various positions with Transamerica Leasing Inc., in New York, including that of Assistant Controller for their rail leasing division.

     Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

     Steven O. Layne was appointed Vice President, PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services, Ltd. in September 1995. Mr. Layne was PLM Transportation Equipment Corporation's Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was the Director, Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a Major in the United States Air Force Reserves and senior pilot with 13 years of accumulated service.

     Stephen Peary became Vice President, Secretary, and General Counsel of PLM International in February 1988 and Senior Vice President in March 1994. Mr. Peary was Assistant General Counsel of PLM Financial Services, Inc. from August 1987 through January 1988. Previously, Mr. Peary was engaged in the private practice of law in San Francisco. Mr. Peary is a graduate of the University of Illinois, Georgetown University Law Center, and Boston University (Masters of Taxation Program).

     Thomas L. Wilmore was appointed Vice President - Rail, PLM Transportation Equipment Corporation, in March 1994 and has served as Vice President, Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President Regional Manager for MNC Leasing Corp. in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and Co-Owner of Guardian Industries Corp., Chicago, Illinois, and between December 1980 and July 1985, Mr. Wilmore was an Executive Vice President for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services located in Rolling Meadows, Illinois from June 1978 to December 1980.

     The directors of the General Partner are elected for a one-year term or until their successors are elected and qualified. There are no family relationships between any director or any executive officer of the General Partner.

ITEM 11. EXECUTIVE COMPENSATION

     The Partnership has no directors, officers or employees. The Partnership has no pension, profit sharing, retirement or similar benefit plan in effect as of December 31, 1996.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. At December 31, 1996, no investor was known by the General Partner to beneficially own more than 5% of the Units of the Partnership.

     (b) Security Ownership of Management

         Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates own any Units of the Partnership as of December 31, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (a) Transactions with Management and Others

         During 1996, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees - $1,363,000. The Partnership reimbursed FSI and/or its affiliates $953,000 for administrative and data processing services performed on behalf of the Partnership. The Partnership paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly owned, Bermuda-based subsidiary of PLM International, $186,000 for insurance coverages during 1996 substantially all of which was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

         During 1996, the USPE's paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees - $305,000; administrative and data processing services - $113,000; equipment acquisition fees - $978,000 and lease negotiation fees - $217,000. The USPE's did not make any payments to TEI for insurance coverages during 1996

     (b) Certain Business Relationships

         None.

     (c) Indebtedness of Management

         None.

     (d) Transactions With Promoters

         None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) 1.   Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report.

     (b) Reports on Form 8-K

              None.

     (c) Exhibits

      4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-40093) which became effective with the Securities and Exchange Commission on December 23, 1991.

      10.1 Management Agreement between Partnership and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-40093) which became effective with the Securities and Exchange Commission on December 23, 1991.

      10.2 Note Agreement, dated as of August 1, 1993 regarding $30,000,000 6.7% senior notes due November 17, 2003.

      10.3 Second Amended and restated Warehousing Credit Agreement, dated as of May 31, 1996 with First Union National Bank of North Carolina.

      10.4 Amendment No. 1 to Second Amended and restated Warehousing Credit Agreement, dated as of November 5, 1996 with First Union National Bank of North Carolina.

      24.Powers of Attorney.










                     (This space intentionally left blank.)

                                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated: March 11, 1997                    PLM EQUIPMENT GROWTH FUND VI
                                         PARTNERSHIP

                                         By:      PLM Financial Services, Inc.
                                                  General Partner



                                         By:      /s/ Douglas P. Goodrich
                                                  ----------------------------
                                                  Douglas P. Goodrich
                                                  President and Director



                                         By:      /s/ David J. Davis
                                                  ----------------------------
                                                  David J. Davis
                                                  Vice President and
                                                  Corporate Controller




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                                 Capacity                       Date



*_______________________
J. Alec Merriam                   Director - FSI               March 11, 1997


*_______________________
Robert L. Pagel                   Director - FSI               March 11, 1997






* Stephen Peary, by signing his name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Stephen Peary
--------------------
Stephen Peary
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                         Page

Report of Independent Auditors                                             29

Balance sheets as of December 31, 1996 and 1995                            30

Statements of operations for the years ended December 31, 1996,
     1995, and 1994                                                        31

Statements of changes in partners' capital for the years
     ended December 31, 1996, 1995, and 1994                               32

Statements of cash flows for the years ended December 31, 1996
     1995, and 1994                                                        33

Notes to financial statements                                         33 - 43



All other financial statement schedules have been omitted as the required information is not pertinent to the Registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Partners
PLM Equipment Growth Fund VI:


We have audited the financial statements of PLM Equipment Growth Fund VI as listed in the accompanying index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund VI as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
-----------------------------

SAN FRANCISCO, CALIFORNIA
February 28, 1997

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                                 BALANCE SHEETS
                                  December 31,
                             (Dollars in thousands)


                                     ASSETS

                                                                                      1996                 1995
                                                                                 -------------------------------------

   Equipment held for operating leases, at cost                                   $    109,551         $    106,453
   Less accumulated depreciation                                                       (46,544 )            (41,382 )
                                                                                  ------------------------------------
                                                                                        63,007               65,071
   Equipment held for sale                                                                  --               14,607
                                                                                  ----------------------------------
     Net equipment                                                                      63,007               79,678

   Cash and cash equivalents                                                             3,017                2,600
   Restricted cash                                                                       1,285                1,298
   Investments in unconsolidated special purpose entities                               42,119               32,023
   Accounts receivable, net of allowance for doubtful accounts of
     $1,188 in 1996 and $245 in 1995                                                     3,253                3,374
   Net investment in direct finance lease                                                  254                   --
   Prepaid expenses                                                                        241                  227
   Lease negotiation fees to affiliate, net of accumulated
     amortization of $291 in 1996 and $950 in 1995                                         139                  189
   Debt issuance costs, net of accumulated amortization
     of $45 in 1996 and $30 in 1995                                                        107                  122
   Debt placement fees of affiliate, net of accumulated
     amortization of $45 in 1996 and $30 in 1995                                           103                  118
   Equipment acquisition deposits                                                           --                2,328
                                                                                  ------------------------------------
       Total assets                                                               $    113,525         $    121,957
                                                                                  ====================================

                                  LIABILITIES AND PARTNERS' CAPITAL

   Liabilities:

     Accounts payable and accrued expenses                                        $      1,048         $        852
     Due to affiliates                                                                   2,177                2,784
     Lessee deposits and reserve for repairs                                             3,224                2,891
     Short term note payable                                                             1,286                   --
     Note payable                                                                       30,000               30,000
                                                                                  ------------------------------------
       Total liabilities                                                                37,735               36,527

   Partners' capital:

     Limited Partners (8,286,966 Depositary Units in 1996
         8,318,247 Depositary Units in 1995)                                            75,790               85,430
     General Partner                                                                        --                   --
                                                                                  ------------------------------------
       Total partners' capital                                                          75,790               85,430
                                                                                  ------------------------------------
       Total liabilities and partners' capital                                    $    113,525         $    121,957
                                                                                  ====================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                            STATEMENTS OF OPERATIONS
                        For the years ended December 31,
               (In thousands of dollars, except per unit amounts)



                                                                     1996             1995             1994
                                                                ------------------------------------------------
   Revenues:

     Lease revenue                                              $     23,592      $    32,878       $  32,949
     Interest and other income                                           630              439             223
     Net gain on disposition of equipment                              7,214              128           4,295
                                                                ------------------------------------------------
   Total revenues                                                     31,436           33,445          37,467

   Expenses:

     Depreciation and amortization                                    12,394           21,993          25,838
     Management fees to affiliate                                      1,363            1,775           1,760
     Repairs and maintenance                                           3,085            3,108           2,719
     Interest expense                                                  2,339            2,044           2,016
     Marine equipment operating expenses                               3,775            3,245           2,963
     Insurance expense to affiliate                                      186              603             531
     Other insurance expense                                             694              547             510
     General and administrative expenses
       to affiliates                                                     953            1,161             806
     Other general and administrative expenses                           766              684             780
     Loss on revaluation of equipment                                     --               --           1,175
     Bad debt expense                                                  1,016              259              49
                                                                ------------------------------------------------
   Total expenses                                                     26,571           35,419          39,147
                                                                ------------------------------------------------

   Equity in net income of unconsolidated
     special purpose entities                                          3,426               --              --

                                                                ------------------------------------------------
   Net income (loss)                                            $      8,291      $    (1,974 )     $  (1,680 )
                                                                ================================================

   Partners' share of net income (loss):

     Limited Partners                                           $      7,418      $    (2,850 )     $  (2,556 )
     General Partner                                                     873              876             876
                                                                ================================================
   Total                                                        $      8,291      $    (1,974 )     $  (1,680 )
                                                                ================================================

   Net income (loss) per weighted average Depositary Unit:
     (8,292,853 Units at December 31, 1996,
                                                                ================================================
      8,318,247 Units at December 31, 1995 and 1994)            $       0.89      $     (0.34 )     $   (0.31 )
                                                                ================================================

   Cash distributions                                           $     17,467      $    17,518       $  17,537
                                                                ================================================

   Cash distribution per weighted average
      Depositary Unit                                           $       2.00      $      2.00       $    2.00
                                                                ================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the years ended December 31, 1996, 1995, and 1994
                                 (in thousands)



                                                      Limited            General
                                                      Partners           Partners             Total
                                                   -----------------------------------------------------

   Partners' capital at December 31, 1993           $   124,139          $      --        $    124,139

   Net income (loss)                                     (2,556 )              876              (1,680 )

   Cash distributions                                   (16,661 )             (876 )           (17,537 )
                                                    ----------------------------------------------------

   Partners' capital at December 31, 1994               104,922                 --             104,922

   Net income (loss)                                     (2,850 )              876              (1,974 )

   Cash distributions                                   (16,642 )             (876 )           (17,518 )
                                                    ----------------------------------------------------

   Partners' capital at December 31, 1995                85,430                 --              85,430

   Net income                                             7,418                873               8,291

   Repurchase of Depositary Units                          (464 )               --                (464 )

   Cash distributions                                   (16,594 )             (873 )           (17,467 )
                                                    ----------------------------------------------------

   Partners' capital at December 31, 1996           $    75,790          $      --        $     75,790
                                                    ====================================================


























                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        for the years ended December 31,
                                 (In thousands)

                                                                                   1996          1995           1994
                                                                               ------------------------------------------
  Operating activities:
  Net income (loss)                                                             $   8,291     $   (1,974 )   $  (1,680 )
    Adjustments to reconcile net income (loss)
        to net cash provided by operating activities:
      Net gain on disposition of equipment                                         (7,214 )         (128 )      (4,295 )
      Equity in net income from unconsolidated special purpose entities            (3,426 )           --            --
      Depreciation and amortization                                                12,394         21,993        25,838
      Loss on revaluation of equipment                                                 --             --         1,175
      Changes in operating assets and liabilities:
        Decrease (increase) in restricted cash                                         13           (551 )           3
        Decrease (increase) in accounts receivable                                    160           (711 )      (1,763 )
        (Increase) decrease in prepaid expenses                                       (14 )           46           (28 )
        Increase in accounts payable and accrued expenses                             196            387           109
        Increase (decrease) in due to affiliates                                      217            (59 )        (889 )
        Increase in lessee deposits and reserve for repairs                           448            914         1,012
                                                                                -----------------------------------------
  Net cash provided by operating activities                                        11,065         19,917        19,482
                                                                                -----------------------------------------

  Investing activities:
    Payments for purchase of equipment                                            (13,927 )       (4,688 )     (10,088 )
    Investment in and equipment purchased and placed in
       unconsolidated special purpose entities                                    (26,287 )           --            --
    Distributions from unconsolidated special purpose entities                      7,941             --            --
    Liquidation distribution from
       unconsolidated special purpose entities                                     11,677             --            --
    Payments of acquisition fees to affiliate                                        (675 )         (194 )      (1,817 )
    Payments for equipment acquisition deposits                                        --         (1,880 )          --
    Principal payments received on direct finance lease                                41             --            --
    Payments of lease negotiation fees to affiliate                                  (152 )          (43 )        (404 )
    Proceeds from disposition of equipment                                         27,379          1,038        13,368
                                                                                -----------------------------------------
  Net cash provided (used in) by investing activities                               5,997         (5,767 )       1,059
                                                                                -----------------------------------------

  Financing activities:
    Increase in due to affiliates                                                      --             --            15
    Proceeds from short-term-note payable                                          12,506             --            --
    Payments of short-term note payable                                           (11,220 )           --            --
    Cash distributions paid to General Partner                                       (873 )           --            --
    Cash distributions paid to Limited Partners                                   (16,594 )      (17,518 )     (17,537 )
    Repurchase of depositary units                                                   (464 )           --            --
    Payment of debt placement fees to affiliates                                       --             --          (148 )
                                                                                -----------------------------------------
  Net cash used in by financing activities                                        (16,645 )      (17,518 )     (17,670 )
                                                                                -----------------------------------------

  Net increase (decrease) in cash and cash equivalents                                417         (3,368 )       2,871
  Cash and cash equivalents at beginning of year (see note 2)                       2,600          6,246         3,375
                                                                                -----------------------------------------
  Cash and cash equivalents at end of year                                      $   3,017     $    2,878     $   6,246
                                                                                =========================================

  Supplemental information:
    Interest paid                                                               $   2,513     $    1,869     $   2,010
                                                                                =========================================
  Supplemental disclosure of noncash investing and financing activities:
  Sales proceeds included in accounts receivable                                $      38     $       --     $      --
                                                                                =========================================

                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.   Basis of Presentation

     Organization

     PLM Equipment Growth Fund VI, a California limited partnership (the Partnership), was formed on April 17, 1991, to engage in the business of owning and leasing primarily used transportation equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International). The Partnership offering became effective on December 23, 1991, and closed on May 24, 1993.

         The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment or by certain other events. Beginning in the Partnership's seventh year of operations, which commences on January 1, 2000, the General Partner will stop reinvesting excess cash if any, which, less reasonable reserves, will be distributed to the Partners. Beginning in the Partnership's ninth year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's tenth year of operations.

         FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner (see, Net Income (Loss) per Depositary Unit, below). The General Partner is also entitled to receive a subordinated incentive fee after the Limited Partners receive a minimum return on, and a return of, their invested capital.

         The Partnership Agreement includes provisions for a reinvestment plan and a redemption obligation. The General Partner has adopted certain provisions of the reinvestment plan whereby investors were allowed to purchase newly-issued units using cash distributions made by the Partnership during the original offering period. The General Partner has determined that it will not expand the reinvestment plan to allow Partners to repurchase outstanding units after the original offering period. Upon the conclusion of the 30-month period immediately following the termination of the offering, the Partnership may be obligated to redeem up to 2% of the outstanding units each year. The purchase price to be offered by the Partnership for outstanding units will be equal to 110% of the amount
     Unitholders paid for the units, less the amount of cash distributions Unitholders have received relating to such units. As of December 31, 1996, the Partnership had repurchased 31,281 Depositary Units for $464,000 (none at December 31, 1995).

         At December 31, 1996, the Partnership agreed to repurchase approximately 54,000 Units for an aggregate price of approximately $0.7 million. The General Partner anticipates that these Units will be repurchased in the first and second quarters of 1997.

         These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operations

     The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of the General Partner. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 3). FSI, in conjunction with its subsidiaries, syndicates investor programs, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with investor programs, and is a General Partner of other Limited Partnerships.


                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.   Basis of Presentation (continued)

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification as required by Statement of Financial Accounting Standards No. 13 (SFAS 13).

     Depreciation and Amortization

     Depreciation of transportation equipment held for operating leases is computed on the 200% declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other types of equipment. The depreciation method is changed to straight-line when annual depreciation expense using the straight line method exceeds that calculated by the 200% declining balance method. Acquisition fees and acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs and debt placement fees are amortized over the term of the loan for which they were paid. Major expenditures which are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized.

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1996, the effect of which was not material as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. There were no reductions to the carrying value of equipment required during 1996.

         Equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value less cost to sell and, is subject to a pending contract for sale.

     Investments in Unconsolidated Special Purpose Entities

     The Partnership has interests in unconsolidated special purpose entities which own transportation equipment. These interests are accounted for using the equity method.

         The Partnership's investment in unconsolidated special purpose entities includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC). The Partnership's equity interest in net income of unconsolidated special purpose entities (USPE) is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC.

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. Estimated costs associated with marine vessel

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

1.   Basis of Presentation (continued)

     Repairs and Maintenance (continued)

     drydockings are accrued and charged to income ratably over the period prior to such dry docking. The reserve account is included in the balance sheet as lessee deposits and reserve for repairs.

     Net Income (Loss) and Distributions per Depositary Unit

     The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited Partners and 5% to the General Partner. Gross income in each year is specially allocated to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The Limited Partners' net income (loss) and distributions are allocated among the Limited Partners based on the number of Depositary Units owned by each Limited Partner and on the number of days of the year each Limited Partner is in the Partnership. The Partnership has computed net income (loss) per Depositary Unit beginning in the first full year after closing of the offering.

         Cash distributions are recorded when paid. Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to the Limited Partners of $9,176,000 in 1996, were deemed to be a return of capital. All cash distributions to the Limited Partners in 1995 and 1994 were deemed to be a return of capital.

         Cash distributions of $2,584,000, $2,598,000, and $2,605,000 related to the fourth quarter of 1996, 1995, and 1994, respectively, were paid or are payable during January and February 1997, 1996, or 1995, respectively, depending or whether the Unitholder elected to receive a monthly or quarterly distribution check.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

     Restricted Cash

     At December 31, 1996 and 1995, restricted cash represented lessee security deposits held by the Partnership.

     Reclassification

     Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the 1996 presentation.

2.   Investments in Unconsolidated Special Purpose Entities (USPE)

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.   Investments in Unconsolidated Special Purpose Entities (continued)

         The principle differences between the previous accounting method and the equity method relate to the presentation of activities relating to these assets in the statement of operations. Whereas, under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special purpose entities," under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partner's capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current period presentation. The beginning cash and cash equivalent for 1996 is different from the ending cash and cash equivalent for 1995 on the statement of cash flows due to this reclassification.

         During 1996, the Partnership purchased an interest in a trust owning five commercial aircraft for $11.2 million, an interest in an entity owning two commercial aircraft on a direct finance lease for $4.6 million and an interest in an entity owning a rig (the remaining interest is held by two affiliated partnerships) for $5.9 million and incurred acquisition and lease negotiation fees of $1.2 million to PLM Worldwide Management Services
     (WMS), an affiliate of the General Partner. The Partnership also purchased a 50% ownership interest in an entity owning a marine vessel (the remaining interest is held by an affiliated partnership) for $4.0 million including acquisition and lease negotiation fees of $0.2 million incurred to TEC for this equipment. The Partnership made a deposit of $0.4 million toward this purchase which is included in the balance sheet as investments in unconsolidated special purpose entities at December 31, 1995.

         The following summarizes the financial information for the special purpose entities and the Partnership's interest therein as of and for the year ended December 31, 1996 (in thousands):

                                                         Net
                                        Total        Interest of
                                        USPE             the
                                                     Partnership
                                     ------------------------------

    Net Investments                $      97,980   $       42,119
    Revenues                              24,157            8,728
    Net Income                             5,955            3,426

         The net investments in USPE's at December 31, 1996 and 1995 include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                                         1996            1995
                                                                                    -----------------------------
     64% interest in a trust owning a 767-200ER commercial aircraft                 $   15,453      $   18,674
     14% interest in a trust that owns seven commercial aircraft (see note
               below)                                                                       --           3,962
     17% interest in a trust that owns six commercial aircraft (see note
               below)                                                                    2,583              --
     50% interest in a trust that owns four commercial aircraft (see note
               below)                                                                    8,410              --
     45% interest in an entity owning a mobile offshore drilling unit                       --           6,633
     50% interest in an entity owning a container feeder vessel                          3,197             378
     20% interest in an entity owning a handymax bulk carrier                            1,851           2,376
     30% interest in an entity owning a mobile offshore drilling unit                    6,196              --
     40% interest in two commercial aircraft on direct finance lease                     4,429              --
                                                                                    -----------------------------
       Net investments                                                              $   42,119      $   32,023
                                                                                    =============================

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

2.   Investments in Unconsolidated Special Purpose Entities (continued)

         The Partnership has interests in two USPE's that own multiple aircraft (the Trusts). These Trusts contain provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During September 1996, PLM Equipment Growth Fund V, an affiliated partnership which also has an interest in the Trust, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trust. The result for the Partnership was to restate the ownership in the trust from 14% to 17%. This change has no effect on the income or loss recognized during 1996.

         Also during 1996, the General Partner sold the Partnership's 45% interest in the entity which owned the rig. The Partnership received a liquidating distribution of $11.7 million for its net investment of $5.9 million.

3.   General Partner and Transactions with Affiliates

     An officer of PLM Securities Corp. (PLM Securities) contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPE's equal to the lesser of (i) the fees which would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (A) 5% of the Gross Lease Revenues attributable to Equipment which is subject to Operating Leases, (B) 2% of the Gross Lease Revenues, as defined in the agreement which is subject to Full Payout Net Leases, and
     (C) 7% of the Gross Lease Revenues attributable to Equipment for which IMI provides both management and additional services relating to the continued and active operation of program Equipment such as on-going marketing and re-leasing of Equipment, hiring or arranging for the hiring of crew or operating personnel for equipment and similar services. Partnership management fees payable were $260,000 and $390,000 at December 31, 1996 and 1995, respectively. The Partnership's proportional share of USPE's management fees of $27,000, and $0 were payable as of December 31, 1996 and 1995, respectively. The Partnership's proportional share of USPE's management fees expense during 1996 was $305,000. An affiliate of the General Partner was reimbursed for data processing and administrative expenses directly attributable to the Partnership, in the amount of $953,000, $1,161,000, and $806,000 in 1996, 1995, and 1994, respectively.
     The Partnership's proportional share of USPE's data processing and administrative expenses was $113,000 during 1996.

         The Partnership did not incur any lease negotiation and equipment acquisition fees during 1996. The Partnership incurred lease negotiation and equipment acquisition fees of $1,268,000 in 1995, and $541,000 in 1994, while the Partnership's proportional share of USPE's incurred lease negotiation and equipment acquisition fees of $1,195,000 to TEC and WMS. PLM Securities and TEC are wholly-owned subsidiaries of the General Partner. WMS is a wholly owned subsidiary of PLM International. The Partnership paid $186,000 in 1996, $603,000 in 1995, and $531,000 in 1994,
     to Transportation Equipment Indemnity Company, Ltd. (TEI) which provides marine insurance coverage for Partnership equipment and other insurance brokerage services TEI is an affiliate of the General Partner. A substantial portion of this amount was paid to third party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

         Debt placement fees are charged by the General Partner in an amount equal to 1% of the Partnership's long-term borrowings reduced by any amounts paid to third parties in relation to the debt placement. During 1994, debt placement fees of $148,000 were paid or payable to the General Partner.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

3.   General Partner and Transactions with Affiliates (continued)

         As of December 31, 1996, approximately 70% of the Partnership's trailer equipment is in rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yard's customers are credited to the owners of the related equipment as received. Direct expense associated with the equipment are charged directly to the Partnership. An allocation of other direct expenses of the rental yard operations are billed to the Partnership monthly.

         The Partnership owns certain equipment in conjunction with affiliated partnerships. At December 31, 1996, this equipment included an interest in two entities owning marine vessels, an interest in a trust owning one commercial aircraft, an interest in an entity owning a mobile offshore drilling unit(Rig), an interest in two trusts comprised of ten aircraft, and an interest in a trust comprised of two commercial aircraft on a direct finance lease. At December 31, 1995, this equipment included an interest in two entities owning marine vessels, an interest in a trust owning one commercial aircraft, an interest in a trust comprised of seven aircraft, and an interest in an entity owning one rig.

         The balance due to affiliates at December 31, 1996, includes $0.3 million due to FSI and its affiliates and $1.9 million due to affiliated investments in USPE's. The balance due to affiliates at December 31, 1995, includes $1.0 million due to FSI and its affiliates and $1.8 million due to affiliated investments in USPE's.

4.   Equipment

     The components of equipment at December 31, 1996 and 1995, are as follows (in thousands):

           Equipment held for operating leases               1996                1995
   ----------------------------------------------------- --------------------------------
     Rail equipment                                      $    15,643         $    15,656
     Marine containers                                        16,401              16,984
     Marine vessels                                           41,263              25,228
     Trailers and tractors                                    17,985              18,675
     Aircraft engines and components                           6,340              17,992
     Aircraft                                                 11,919              11,918
                                                         ----------------------------------
                                                             109,551             106,453
   Less accumulated depreciation                             (46,544 )           (41,382 )
                                                         ----------------------------------
                                                              63,007              65,071
   Equipment held for sale                                        --              14,607
                                                         ----------------------------------
   Net equipment                                         $    63,007         $    79,678
                                                         ==================================

         Revenues are earned by placing the equipment under operating leases which are billed monthly or quarterly. As of December 31, 1996, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities except for six railcars with a net book value of $0.2 million. As of December 31, 1995, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities except for two aircraft engines. The net book value of the equipment off-lease at December 1995, was $2.5 million . A portion of the Partnership's marine containers and marine vessels are leased to operators of utilization-type leasing pools which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment.

         At December 31, 1995, one marine vessel, which was on lease and subject to a pending sale for $20.8 million with a net book value of $14.6 million, was held for sale and subsequently sold during the first quarter of 1996.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.   Equipment (continued)

         During 1996, the Partnership sold or disposed of 249 marine containers, 78 trailers, 4 aircraft engines and 2 railcars with an aggregate net book value of $6.0 million were disposed of or sold, and the Partnership received proceeds of $7.0 million. The Partnership also sold one marine vessel which was held for sale as of December 31, 1995, with a net book value of $14.6 million at the date of sale for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel, is the unused portion of accrued drydocking of $0.1 million.

         During 1995, the Partnership sold or disposed of 298 marine containers with a net book value of $465,000, one railcar with a net book value of $17,000, and 50 trailers with a net book value of $428,000 for aggregate proceeds of $1.0 million.

         During 1994, the Partnership reduced the carrying value of three aircraft engines by a total of $1,175,000 to an estimated fair value less cost to sell of $4,885,000.

         Periodically, PLM International will purchase groups of assets whose ownership may be allocated among affiliated partnerships and PLM International. Generally in these cases, only assets that are on lease will be purchased by the affiliated partnerships. PLM International will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third party industry sources, and recent transactions or published fair market value references. During 1996, PLM International realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by PLM International as part of a group of assets in 1994 which had been allocated to the Partnership, PLM Equipment Growth Funds IV, VII, Professional Lease Management Income Fund I, L.L.C. (Fund I) and PLM International. At December 31, 1995, PLM International included these assets as held for sale. During 1995, PLM International realized $1.3 million in gains on sales of railcars and aircraft purchased by PLM International in 1994 and 1995 as part of a group of assets which had been allocated to the Partnership, PLM Equipment Growth Funds IV, V, VII, Fund I, and PLM International.

         All leases are being accounted for as operating leases except one finance lease. Future minimum rentals receivable under noncancelable operating leases at December 31, 1996, for the owned and partially owned equipment during each of the next five years are approximately - 1997; $16.5 million - 1998; $13.2 million - 1999; $5.8 million - 2000; $4.8 million, 2001 and $4.7 million - thereafter. Contingent rentals based upon utilization were $7.0 million in 1996, $8.6 million in 1995, and $2.0 million in 1994.

         The Partnership owns certain equipment which is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

         The Partnership leases or leased its aircraft, railcars, mobile offshore drilling units, and trailers to lessees domiciled in four geographic regions: North America, South America, Europe, and Asia. Marine vessels and marine containers are leased to multiple lessees in different regions who operate the marine vessels and marine containers worldwide. The tables below sets forth geographic information about the Partnership's owned equipment and investments in USPE's grouped by domicile of the lessee as of and for the years ended December 31, 1996, 1995, and 1994 (in thousands):

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996
4.   Equipment (continued)

                                 Investments
                                   in USPE                   Owned Equipment
                                --------------- --------------------------------------------

            Region                 1996            1996            1995            1994
  ----------------------------  ------------    ------------------------------------------
  Lease revenues:
    United States               $      --       $   7,522       $   8,978       $   8,595
    Canada                          3,179             748             443              64
    South America                   3,149              --           3,148           3,148
    Asia                              693           3,207           5,028           6,291
    Europe                             --           1,009           1,009           1,054
    Rest of the world               1,707          11,106          14,272          13,797
                                ============    ============================================
  Total lease revenues          $   8,728       $  23,592       $  32,878       $  32,949
                                ============    ============================================

         The  following  table  sets  forth   identifiable   net  income  (loss)
     information by region for the owned equipment and investments in USPE's for the years ended December 31, 1996, 1995, and 1994 (in thousands):

                                            Investments
                                              in USPE                   Owned Equipment
                                            --------------- ---------------------------------------------

                     Region                    1996           1996           1995           1994
       -----------------------------------  -----------    ----------------------------------------
       Net income (loss):
         United States                      $      --      $   1,129      $   1,807      $   5,577
         Canada                                (1,576 )          195           (210 )           19
         South America                           (274 )           --           (567 )       (1,659 )
         Mexico                                    (3 )           --             --             --
         Asia                                   5,723            887            (96 )         (722 )
         Europe                                    --            294            245             42
         Rest of the world                       (444 )        5,401           (112 )       (2,347 )
                                            -----------    -----------------------------------------
       Total identifiable income                3,426          7,906          1,067            910
         Administrative and other                  --         (3,042 )       (3,041 )       (2,590 )
                                            ===========    =========================================
       Total net income (loss):             $   3,426      $   4,864      $  (1,974 )    $  (1,680 )
                                            ===========    =========================================

         The net book value of these assets at December 31, 1996 and 1995, are as follows (in thousands):


                                           Investments                              Owned Equipment
                                            in USPE
                                      ----------------------------------------------------------------------------

                 Region                  1996           1995           1996           1995           1994
       ----------------------------  ---------------------------   -------------------------------------------
       Net book value:
         United States               $       --     $       --     $   17,964     $   22,196     $   27,357
         Canada                          10,993          3,962          2,059          1,789          1,231
         South America                   15,453         18,674             --             --         22,460
         Mexico                           4,429             --             --             --             --
         Asia                                --          6,633          6,663         13,760         24,425
         Europe                              --             --          3,141          3,769          4,522
         Rest of the world               11,244          2,754         33,180         23,557         48,829
                                     ---------------------------   -------------------------------------------
                                         42,119         32,023         63,007         65,071        128,824
       Equipment held for sale               --             --             --         14,607             --
                                     ===========================   ===========================================
                                     $   42,119     $   32,023     $   63,007     $   79,678     $  128,824
                                     ===========================   ===========================================

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

4.   Equipment (continued)

         The lessees comprising approximately 10% or more of the total revenues in 1995 were Star Shipping, AS (14% in 1995). There were no lessees during 1996 and 1994 whose rent approximated 10% or more of total revenues.

         As of December 31, 1995, the Partnership had entered into a commitment to purchase two marine vessels for $15.0 million. The Partnership made a deposit of $1.5 million toward this purchase and was obligated to pay acquisition and lease negotiation fees of $0.8 million to TEC for this equipment. The total amount of the deposit and fees of $2.3 million is included in this balance sheet as equipment acquisition deposits.
     The Partnership purchased this equipment during the first quarter of 1996.

5.   Net Investment in a Direct Finance Lease

     During 1996, the Partnership entered into a direct finance lease related to the sale of 48 trailers. Gross lease payments of $0.3 million are to be received over a three-year period, which commenced in May of 1996.

     The components of the net investment in the direct finance lease at December 31, 1996 are as follows:

                                                                  1996
                                                             --------------
   Total minimum lease payments                              $     286,000
   Residual value                                                       --
   Less: Unearned income                                           (32,000 )
                                                             ==============
                                                             $     254,000
                                                             ==============

         Future minimum rentals receivable under the direct finance lease at December 31, 1996, for the next three years are approximately $123,000 - 1997; $123,000 - 1998; and $40,000 - 1999.

6.   Notes Payable

     In August 1993, the Partnership entered into an agreement to issue a long-term note totaling $30 million to an institutional investor. The note bears interest at a fixed rate of 6.7% per annum and has a final maturity in 2003. Interest on the note is payable monthly. The note will be repaid in three principal payments of $10 million on November 17, 2001, 2002, and 2003. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage. Proceeds from the sale of the note have been used to fund additional equipment acquisitions and to repay any obligations of the Partnership under the Credit Facility.

         The General Partner estimates, based on recent transactions, that the fair value of the $30 million fixed-rate note is $28.9 million.

         The General Partner has entered into a joint $50 million credit facility (the "Committed Bridge Facility") on behalf of the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII and Professional Lease Management Income Fund I ("Fund I"), all affiliated investment programs, TEC Acquisub, Inc. ("TECAI"), an indirect wholly-owned subsidiary of the General Partner, and American Finance Group, Inc. (AFG), a subsidiary of PLM International Inc., which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership or Fund I, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on October 31, 1996, to expire on October 31, 1997 and increased the available borrowings for AFG to $50 million. The Partnership, TECAI, Fund I and the other partnerships collectively may borrow up

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

6.   Notes Payable (continued)

     to $35 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by Fund I, TECAI, AFG or PLM Equipment Growth Funds IV through VII reduce the amount available to each other under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than October 31, 1997. The Committed Bridge Facility prohibits the Partnership from incurring any additional indebtedness. Interest accrues at either the prime rate or adjusted LIBOR plus 2.5% at the borrowers option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1996, the Partnership had borrowings of $1.3 million, PLM Equipment Growth Fund V had $2.5 million, PLM Equipment Growth and Income Fund VII had $2.0 million, AFG had $26.9 million, and TECAI had $4.1 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV nor Fund 5I had any outstanding borrowings.

7.   Income Taxes

     The Partnership is not subject to income taxes as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

         As of December 31, 1996, there were temporary differences of approximately $10.5 million between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to differences in depreciation methods and equipment reserves.

8.   Subsequent Event

     PLM International (PLMI) along with FSI, IMI, TEC and PLM Securities, and collectively with PLMI, FSI, IMI, TEC and PLM Securities, (the "PLM Entities"), were named as defendants in a class action lawsuit filed in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251. The PLM Entities received service of the complaint on February 10, 1997, and pursuant to an extension of time granted by plaintiffs' attorneys, have sixty days to respond to the complaint. PLM International is currently reviewing the substance of the allegations with its counsel, and believes the allegations to be completely without merit and intends to defend this matter vigorously.

         The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships sponsored by PLM Securities, for which FSI acts as the general partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth and Income Fund VII (the "PLM Growth Funds"). The complaint purports eight causes of action against all defendants as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action for breach of third party beneficiary contracts against and in violation of the National Association of Securities Dealers (NASD) rules of fair practice by PLM Securities alone.

         Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the PLM Entities for improper sales and marketing practices, mismanagement of the PLM Growth Funds, and concealing such mismanagement from investors in the PLM Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

                          PLM EQUIPMENT GROWTH FUND VI

                                INDEX OF EXHIBITS



  Exhibit                                                               Page

    4.      Limited Partnership Agreement of Partnership.                  *

   10. 1    Management Agreement between Partnership and
            PLM Investment Management, Inc.                                *

   10. 2    Note Agreement, dated as of August 1, 1993 regarding
            $30,000,000 6.7% senior notes due November 17, 2003.           *

   10.3    Second Amended and restated Warehousing Credit Agreement,
           dated as of May 31, 1996 with First Union National Bank
           of North Carolina                                               *

   10.4    Amendment No. 1 to Second Amended and restated Warehousing
           Credit Agreement, dated as of November 5, 1996 with First
           Union National Bank of North Carolina                           *

   24.      Powers of Attorney.


--------
* Incorporated by reference.  See page 26 of this report.