Form 10-Q
period 1997-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 1997-05-14
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1997.


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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                                 BALANCE SHEETS
                       (in thousands, except unit amounts)

                                     ASSETS


                                                                             March 31,         December 31,
                                                                             1997                 1996
                                                                         -----------------------------------

   Equipment held for operating leases                                   $   109,077          $   109,551
   Less accumulated depreciation                                             (48,866 )            (46,544 )
                                                                         -----------------------------------
     Net equipment                                                            60,211               63,007

   Cash and cash equivalents                                                   1,376                3,017
   Restricted cash                                                             1,279                1,285
   Investments in unconsolidated special purpose entities                     40,669               42,119
   Accounts receivable, net of allowance for doubtful accounts
     of $1,028 in 1997 and $1,188 in 1996                                      3,357                3,253
   Net investment in direct finance lease                                        451                  254
   Prepaid expenses and other assets                                             180                  241
   Deferred charges, net of accumulated amortization of
     $228 in 1997 and $381 in 1996                                               320                  349
                                                                         -----------------------------------

   Total assets                                                          $   107,843          $   113,525
                                                                         ===================================


                    LIABILITIES AND PARTNERS' CAPITAL


   Liabilities:

     Accounts payable and accrued expenses                               $       854          $     1,048
     Due to affiliates                                                         2,164                2,177
     Lessee deposits and reserve for repairs                                   3,613                3,224
     Short term note payable                                                      --                1,286
     Note payable                                                             30,000               30,000
                                                                         -----------------------------------
           Total liabilities                                                  36,631               37,735

   Partners' capital:

   Limited partners (8,253,350 depositary units at March 31,
     1997 and 8,286,966 at December 31, 1996)                                 71,212               75,790
   General Partner                                                                --                   --
                                                                         -----------------------------------
       Total partners' capital                                                71,212               75,790
                                                                         -----------------------------------

   Total liabilities and partner's capital                               $   107,843          $   113,525
                                                                         ===================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)

                              STATEMENTS OF INCOME
                     (in thousands, except per unit amounts)


                                                                             For the Three Months
                                                                                Ended March 31,
                                                                             1997             1996
                                                                         ------------------------------

   Revenues:

     Lease revenue                                                       $     5,637      $    5,355
     Interest and other income                                                    50             229
     Net gain on disposition of equipment                                         12           6,329
                                                                         ------------------------------
         Total revenues                                                        5,699          11,913

   Expenses:

     Depreciation and amortization                                             2,582           2,973
     Management fees to affiliate                                                323             293
     Repairs and maintenance                                                     692             779
     Interest expense                                                            502             524
     Marine equipment operating expenses                                         820             705
     Insurance expense to affiliate                                               69              59
     Other insurance expense                                                     202             199
     General and administrative expenses
       to affiliates                                                             219             269
     Other general and administrative expenses                                   361             135
     Bad debt expense                                                           (159 )           133
                                                                         ------------------------------
                                                                         ------------------------------
                                                                               5,611           6,069
                                                                         ------------------------------

   Equity in net income (loss) of unconsolidated
     special purpose entities                                                    109            (452 )
                                                                         ------------------------------

   Net income                                                            $       197      $    5,392
                                                                         ==============================

   Partners' share of net income (loss):

     Limited partners                                                    $       (21 )    $    5,173
     General Partner                                                             218             219
                                                                         ------------------------------

   Total                                                                 $       197      $    5,392
                                                                         ==============================

   Net income (loss) per weighted-average depositary unit
     (8,283,484 units at March 31, 1997,
      8,309,773 units at March 31, 1996)                                 $    (0.003 )    $     0.62
                                                                         ==============================

   Cash distributions                                                    $     4,362      $    4,374
                                                                         ==============================

   Cash distributions per weighted-average depositary unit               $      0.50      $     0.50
                                                                         ==============================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            ( A Limited Partnership)

                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1995 to March 31, 1997
                                 (in thousands)



                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

   Partners' capital at December 31, 1995                  $    85,430           $    --             $   85,430

   Net income                                                    7,418               873                  8,291

   Repurchase of depositary units                                 (464 )              --                   (464 )

   Cash distributions                                          (16,594 )            (873 )              (17,467 )
                                                           -------------------------------------------------------

   Partners' capital at December 31, 1996                       75,790                --                 75,790

   Net income (loss)                                               (21 )             218                    197

   Repurchase of depositary units                                 (413 )              --                   (413 )

   Cash distributions                                           (4,144 )            (218 )               (4,362 )
                                                           -------------------------------------------------------

   Partners' capital at March 31, 1997                     $    71,212           $    --             $   71,212
                                                           =======================================================













                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                  For the Three Months
                                                                                     Ended March 31,
                                                                                   1997          1996
                                                                               ------------------------------
  Operating activities:
  Net income                                                                    $     197     $    5,392
    Adjustments to reconcile net income
        to net cash provided by operating activities:
      Net gain on disposition of equipment                                            (12 )       (6,329 )
      Equity in net (income) loss from
        unconsolidated special purpose entities                                      (110 )          452
      Depreciation and amortization                                                 2,582          2,973
      Changes in operating assets and liabilities:
        Restricted cash                                                                 7             --
        Accounts receivable                                                          (210 )          507
        Prepaid expenses                                                               61             67
        Accounts payable and accrued expenses                                        (194 )         (298 )
        Due to affiliates                                                             (12 )         (446 )
        Lessee deposits and reserve for repairs                                       389            462
                                                                                -----------------------------
  Net cash provided by operating activities                                         2,698          2,780
                                                                                -----------------------------

  Investing activities:
    Payments for purchase of equipment                                                 (5 )      (13,699 )
    Investment in and equipment purchased and placed in
       unconsolidated special purpose entities                                         --        (14,240 )
    Distributions from unconsolidated special purpose entities                      1,559            397
    Payments of acquisition fees to affiliate                                          --           (675 )
    Payments of lease negotiation fees to affiliate                                    --           (150 )
    Principal payments received on direct finance lease                                38             --
    Proceeds from disposition of equipment                                            130         20,858
                                                                                -----------------------------
  Net cash provided by (used in) investing activities                               1,722         (7,509 )
                                                                                -----------------------------

  Financing activities:
    Proceeds from short-term note payable                                              --         11,220
    Payments of short-term note payable                                            (1,286 )           --
    Cash distributions paid to General Partner                                       (218 )         (219 )
    Cash distributions paid to limited partners                                    (4,144 )       (4,155 )
    Repurchase of depositary units                                                   (413 )         (374 )
                                                                                -----------------------------
  Net cash (used in) provided by financing activities                              (6,061 )        6,472
                                                                                -----------------------------

  Net (decrease) increase in cash and cash equivalents                             (1,641 )        1,743
  Cash and cash equivalents at beginning of period                                  3,017          2,600
                                                                                =============================
  Cash and cash equivalents at end of period                                    $   1,376     $    4,343
                                                                                =============================

  Supplemental information:
    Interest paid                                                               $     502     $      677
                                                                                =============================




                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

1.   Opinion of Management

     In the opinion of the management of PLM Financial Services, Inc., (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the
Partnership)  as of March 31, 1997 and  December  31, 1996;  the  statements  of income for the three months  ended March 31, 1997 and 1996,  the  statements  of cash flows for the three months ended March 31, 1997 and 1996, and the statements of changes in partners' capital for the period December 31, 1995 to March 31, 1997. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's annual report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassification

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Repurchase of Depositary Units

Pursuant to the Partnership repurchase plan, at December 31, 1996, the Partnership agreed to repurchase approximately 54,000 depositary units for an aggregate purchase price of $0.7 million. As of March 31, 1997, the Partnership has repurchased 33,616 depositary units for $0.4 million. The General Partner anticipates that the remaining units will be repurchased during the next three months.

4.   Cash Distributions

Cash distributions are recorded when paid and totaled $4.4 million for the three months ended March 31, 1997. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $4.1 million and $0 for the three months ended March 31, 1997 and 1996, respectively, were deemed to be a return of capital. Cash distributions related to the results from the first quarter of 1997, of $2.4 million, were paid or are payable during April and May 1997, depending on whether the individual limited partner elected to receive a monthly or quarterly distribution check.

5.   Investments in Unconsolidated Special Purpose Entities

The net investments in unconsolidated special purpose entities (USPEs) include the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                                        March 31,          December 31,
                                                                                         1997             1996
    ---------------------------------------------------------------------------------------------------------------
     64% interest in a trust owning a 767-200ER commercial aircraft                 $   14,722        $   15,453
     17% interest in a trust that owns six commercial aircraft                           2,409             2,583
     50% interest in a trust that owns four commercial aircraft                          7,875             8,410
     50% interest in an entity owning a container feeder vessel                          3,267             3,197
     20% interest in an entity owning a handymax bulk carrier                            1,786             1,851
     30% interest in an entity owning a mobile offshore drilling unit                    5.991             6,196
     40% interest in two commercial aircraft on direct finance lease                     4,619             4,429
                                                                                    -----------       -----------
       Net investments                                                              $   40,669        $   42,119
                                                                                    ===========       ===========

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997

6.   General Partner and Transactions with Affiliates

Partnership management fees payable to an affiliate of the General Partner were $248,000 and $260,000 at March 31, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE-affiliated management fees of $45,000 and $27,000 were payable as of March 31, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE-affiliated management fees expense during the three months ended March 31, 1997 and 1996 was $93,000 and $73,000, respectively. The Partnership's proportional share of USPE data processing and administrative expenses to affiliates was $45,000 and $14,000 during the three months ended March 31, 1997 and 1996, respectively. The Partnership's proportional share of amounts paid by USPEs during the three months ended March 31, 1997 and 1996, to Transportation Equipment Indemnity Company, Ltd. (TEI), which provides marine insurance coverage for Partnership equipment and other insurance brokerage services, was $13,000 and $11,000, respectively. TEI is an affiliate of the General Partner.

     The Partnership's proportional share of lease negotiation and equipment acquisition fees, incurred by USPEs to PLM Worldwide Management Services (WMS) during the three months ended March 31, 1996, was $0.6 million. No similar fees were incurred during the same period of 1997. WMS is a wholly-owned subsidiary of PLM International, Inc.

     The balance due to affiliates at March 31, 1997, includes $0.2 million due to FSI and its affiliates for management fees and $1.9 million due to an affiliated USPE. The balance due to affiliates at December 31, 1996, includes $0.3 million due to FSI and its affiliates for management fees and $1.9 million due to an affiliated USPE.

7.   Equipment

Owned equipment held for operating leases is stated at cost. The components of equipment are as follows (in thousands):

                                                  March 31,         December 31,
       Equipment held for operating leases         1997                1996
   ----------------------------------------------------------------------------
   Aircraft                                    $   11,919          $    11,919
   Marine vessels                                  41,263               41,263
   Trailers                                        17,547               17,985
   Aircraft engines and components                  6,340                6,340
   Marine containers                               16,360               16,401
   Rail equipment                                  15,648               15,643
                                               -----------         ------------
                                                  109,077              109,551
   Less accumulated depreciation                  (48,866 )            (46,544 )
                                               -----------         ------------
     Net equipment                             $   60,211          $    63,007
                                               ===========         ============

     As of March 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 15 railcars. At December 31, 1996, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for six railcars. The net book value of the equipment off lease was $0.3 million and $0.2 million at March 31, 1997, and December 31, 1996, respectively.

     During the three months ended March 31, 1997, the Partnership disposed of or sold marine containers and trailers with an aggregate net book value of $118,000 for $92,000. In addition, the Partnership entered into a sales-type lease related to the sale of a group of trailers (see Note 8).

     During the three months ended March 31, 1996, the Partnership disposed of or sold marine containers and a trailer with an aggregate net book value of $37,000 for proceeds of $100,000. The

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
7.   Equipment (continued)

Partnership also sold one marine vessel that was held for sale as of December 31, 1995, with a net book value of $14.6 million at the date of sale, for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel is the unused portion of accrued drydocking of $0.1 million.

8.   Net Investment in a Sales-type Lease

During the three months ended March 31, 1997, the Partnership entered into a sales-type lease related to the sale of a group of trailers. Gross lease payments of $0.3 million are to be received over a 39-month period, which commenced in January of 1997. The lessee has a $1 per unit buy-out option at the lease expiration. The sale proceeds were $234,000, resulting in a gain at lease inception of $39,000.

     The components of the net investment in the sales-type lease at March 31, 1997 are as follows:

                                                                  1997
                                                             --------------
   Total minimum lease payments                              $     298,000
   Less: Unearned income                                           (77,000 )
                                                             ==============
                                                             $     221,000
                                                             ==============

     Future minimum rentals receivable under the sales-type lease at March 31, 1997 for the next 36 months are approximately $75,000 in 1997; $99,000 in 1998, $99,000 in 1999, and $25,000 in 2000.

9.   Debt

As of March 31, 1997, the Partnership had repaid its $1.3 million borrowing under the short-term joint $50 million credit facility. Among the other eligible borrowers, PLM Equipment Growth Fund V had $1.1 million and American Finance Group, Inc. had $22.5 million in outstanding borrowings. Neither the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, L.L.C., nor TEC Acquisub, Inc. had any outstanding borrowings.

10.  Contingencies

As more fully described by the Partnership in its Form 10-K for the year ended December 31, 1996, PLM International, Inc. and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997, in the Circuit Court of Mobile County, Mobile, Alabama (Case No. CV-97-251). On February 3, 1997, the state court filed an Order conditionally certifying the class pursuant to the provisions of Rule 23 of the Alabama Rules of Civil Procedure (ARCP), as requested by plaintiffs in an ex parte motion filed on January 22, 1997. Defendants were not given notice of the motion, nor were they given an opportunity to be heard regarding the issue of conditional class certification. The Order specifies that the class shall consist of (with certain narrow exceptions) all purchasers of limited partnership units in the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth & Income Fund VII. In issuing the Order, the court emphasized that the certification is conditional in accordance with Rule 23(d) of the ARCP, and that the plaintiffs will bear the burden of proving each requisite element of Rule 23 at the time of the evidentiary hearing on the issue of class certification. To date, no such hearing date has been set. The defendants filed a Notice of Removal of the lawsuit from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) on March 6, 1997, arguing that the parties are fully diverse for the purposes of diversity jurisdiction pursuant to 28 U.S.C. Section 1441. The plaintiffs filed a motion to remand the class action to the state court, and defendants have responded to this motion. Defendants do not need to respond to the complaint until after the federal court decides the motion to remand. PLM International, Inc. believes the allegations to be completely without merit and intends to defend this matter vigorously.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment increased during the first quarter of 1997, when compared to the same quarter of 1996. The following table presents revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $    921       $    1,074
   Marine vessels                                                             894              512
   Trailers                                                                   803              775
   Rail equipment                                                             867              700
   Marine containers                                                          397              577


Aircraft: Aircraft lease revenues and direct expenses were $0.9 million and $24,000, respectively, for the three months ended March 31, 1997, compared to $1.2 million and $82,000, respectively during the same period of 1996. The decrease in aircraft contribution was due to the sale of two aircraft engines during the second quarter of 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.3 million and $1.4 million, respectively, for the three months ended March 31, 1997, compared to $1.6 million and $1.1 million, respectively, during the same period of 1996. The increase in marine vessel contribution was due to the purchase of two marine vessels during the first quarter of 1996 that were on lease for the full quarter of 1997, compared to being on lease for only a partial month of the similar period of 1996.

Trailers: Trailer lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the three months ended March 31, 1997, compared to $1.1 million and $0.3 million, respectively during the same period of 1996. The number of trailers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution. In addition, the trailer fleet is experiencing lower utilization in the PLM affiliated short-term rental yards due to soft market conditions.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the three months ended March 31, 1997, compared to $1.0 million and $0.3 million, respectively, during the same period of 1996. Although the railcar fleet remained relatively the same size for both quarters, the increase in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during the first quarter of 1996, which were not needed during the same period of 1997.

Marine containers: Marine container lease revenues and direct expenses were $0.4 million and $3,000, respectively, for the three months ended March 31, 1997, compared to $0.6 million and $4,000, respectively during the same quarter of 1996. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.8 million for the quarter ended March 31, 1997 decreased from $4.3 million for the same period in 1996. The significant variances are explained as follows:

     (a) A $0.4 million decrease in depreciation and amortization expenses from 1996 levels reflecting the sale of certain assets during 1996 and the double-declining balance method of depreciation.

     (b) A $0.2 million increase in administrative expenses was due to additional professional services needed in order to collect balances due to the Partnership from certain non performing lessees.

     (c) A $0.3 million decrease in the allowance for bad debts was due to the collection of unpaid invoices that were previously reserved for as a bad debt.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the first quarter of 1997 totaled $12,000, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $247,000, for $259,000. For the first quarter of 1996, the $6.3 million net gain on the disposition of equipment resulted from the sale or disposal of marine containers and a trailer with an aggregate net book value of $37,000, for an aggregate sum of $100,000, in addition, the sale of one marine vessel that was held for sale as of December 31, 1995, with a net book value of $14.6 million for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel is the unused portion of accrued drydocking of $0.1 million.

(D)  Interest and Other Income

Interest and other income decreased $179,000 during the first quarter of 1997, due primarily to lower cash balances available for investment throughout most of the quarter, when compared to the same period of 1996.

(E)  Equity in Net Income (Loss) of Unconsolidated Special Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $    227         $   (447 )
   Marine vessels                                                            (107 )             26
   Mobile offshore drilling unit                                              (11 )            (31 )


Aircraft: As of March 31, 1997, the Partnership owned an interest in a Boeing 767 commercial aircraft, an interest in two commercial aircraft on a direct finance lease and interests in two trusts that hold 10 commercial aircraft. As of March 31, 1996, the Partnership owned an interest in a Boeing 767 commercial aircraft, owned an interest in a trust that held seven commercial aircraft, and had just purchased an interest in a trust which held five commercial aircraft. During the first quarter of 1997, revenues of $1.9 million were offset by depreciation and administrative expenses of $1.7 million. During the same period of 1996, lease revenues of $1.1 million were offset by depreciation and administrative expenses of $1.6 million.

Marine vessels: As of March 31, 1997 and 1996, the Partnership owned an interest in two marine vessels. During the first quarter of 1997, revenues of $0.4 million were offset by depreciation and administrative expenses of $0.5 million. During the same period of 1996, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.3 million. The primary reason revenues increased was due to the purchase of one of the marine vessels during the latter half of the first quarter of 1996. Revenues and expenses during 1997 represent a full quarter when compared to 1996; revenues and expenses are only for a partial quarter.

Mobile offshore drilling unit: As of March 31, 1997, the Partnership owned an interest in a mobile offshore drilling unit (rig) which was purchased during the fourth quarter of 1996. As of March 31, 1996, the Partnership owned an interest in a rig which was sold during the third quarter of 1996. During the first quarter of 1997, revenues of $265,000 were offset by depreciation and administrative expenses of $276,000. During the same period of 1996, revenues of $276,000 were offset by depreciation and administrative expenses of $308,000.

(F)  Net Income

As a result of the foregoing, the Partnership's net income of $0.2 million for the period ended March 31, 1997, decreased from a net income of $5.4 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the duration of the Partnership is subject to many factors, and the Partnership's performance in the first quarter of 1997 is not necessarily indicative of future periods. In the first quarter of 1997, the Partnership distributed $4.1 million to the limited partners, or $0.50 per weighted-average depositary unit.

(II) FINANCIAL CONDITION - CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three months ended March 31, 1997, the Partnership generated sufficient operating cash (net cash provided by operating activities plus distributions from unconsolidated special purpose entities) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the three months ended March 31, 1997 of approximately $4.4 million) to the partners, but used undistributed available cash from prior periods of approximately $38,000. During the three months ended March 31, 1997, the General Partner sold equipment for $0.1 million.

     The General Partner entered into a short-term joint $50 million credit facility. As of May 13, 1997, the Partnership did not have any borrowings with the credit facility, having repaid its $1.3 million borrowing during January 1997, PLM Equipment Growth Fund V had $1.1 million and American Finance Group, Inc. had $22.5 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, L.L.C., nor TEC Acquisub, Inc. had any outstanding borrowings.

(III)    Outlook for the Future

Several factors may affect the Partnership's operating performance in 1997 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

     The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

     The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

     The Partnership intends to use excess cash flow, if any, after payment of expenses, loan principal, maintain working capital reserves, and cash distributions, to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None.

         (b)      Reports on Form 8-K

                  None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          PLM EQUIPMENT GROWTH FUND VI
                          By: PLM Financial Services, Inc.
                              General Partner



Date:  May 13, 1997       By: /s/ David J. Davis
                              ------------------
                              David J. Davis
                              Vice President and
                              Corporate Controller