Form 10-Q
period 1997-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 1997-08-14
CIK 874395

.


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              -------------------
                                   FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal quarter ended June 30, 1997


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

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                             June 30,          December 31,
                                                                             1997                 1996


   Assets:

   Equipment held for operating lease, at cost                           $   107,619          $   109,551
   Less accumulated depreciation                                             (50,630 )            (46,544 )
     Net equipment                                                            56,989               63,007

   Cash and cash equivalents                                                   1,235                3,017
   Restricted cash                                                             1,448                1,285
   Investments in unconsolidated special-purpose entities                     40,413               42,119
   Accounts receivable, net of allowance for doubtful accounts
         of $1,240 in 1997 and $1,188 in 1996                                  3,083                3,253
   Net investment in direct finance leases                                       412                  254
   Prepaid expenses and other assets                                             121                  241
   Deferred charges, net of accumulated amortization of
         $257 in 1997 and $381 in 1996                                           292                  349

   Total assets                                                          $   103,993          $   113,525

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and accrued expenses                                 $       542                1,048
   Due to affiliates                                                           3,535                2,177
   Lessee deposits and reserve for repairs                                     3,742                3,224
   Short-term note payable                                                         -                1,286
   Note payable                                                               30,000               30,000
       Total liabilities                                                      37,819               37,735

   Partners' capital:
   Limited partners (8,247,265 depositary units as of June 30,
         1997 and 8,286,966 as of December 31, 1996)                          66,174               75,790
   General Partner                                                                 -                    -
       Total partners' capital                                                66,174               75,790

   Total liabilities and partner's capital                               $   103,993              113,525










                See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
        (in thousands of dollars, except weighted-average unit amounts)



                                                      For the Three Months               For the Six Months
                                                         Ended June 30,                    Ended June 30,
                                                       1997           1996               1997           1996

   Revenues:

   Lease revenue                                    $   5,729      $   6,521          $ 11,384       $ 11,876
   Interest and other income                              213             88               245            317
   Net gain (loss) on disposition of equipment             (7 )          211                 5          6,540
       Total revenues                                   5,935          6,820            11,634         18,733

   Expenses:

   Depreciation and amortization                        2,564          3,316             5,146          6,289
   Repairs and maintenance                              1,057            846             1,749          1,625
   Equipment operating expense                            991          1,005             1,812          1,710
   Interest expense                                       512            688             1,014          1,211
   Insurance expense to affiliate                          43             52               111            112
   Other insurance expense                                171            198               373            396
   Management fees to affiliate                           307            348               630            641
   General and administrative expenses
         to affiliates                                    177            271               396            517
   Other general and administrative expenses              462            216               823            374
   Provision for bad debt                                 214            678                55            812
       Total expenses                                   6,498          7,618            12,109         13,687

   Equity in net income (loss) of unconsol-
         idated special-purpose entities                  (59 )         (630 )              50         (1,082 )

   Net income (loss)                                $    (622 )    $  (1,428 )        $   (425 )     $  3,964

   Partners' share of net income (loss):

   Limited partners                                 $    (839 )    $  (1,646 )        $   (860 )     $  3,527
   General Partner                                        217            218               435            437

   Total                                            $    (622 )    $  (1,428 )        $   (425 )     $  3,964

   Net income (loss) per weighted-average
       depositary unit (8,267,390 units and
       8,298,812 units as of June 30, 1997
       and 1996, respectively)                      $   (0.10 )    $   (0.20 )        $  (0.10 )     $   0.43

   Cash distributions                               $   4,343      $   4,365          $  8,705       $  8,739
   Cash distributions per weighted-average
         depositary unit                            $    0.50      $    0.50          $   1.00       $   1.00



                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            ( A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1995 to June 30, 1997
                           (in thousands of dollars)



                                                             Limited              General
                                                             Partners             Partner               Total

   Partners' capital as of December 31, 1995               $    85,430           $     -             $   85,430

   Net income                                                    7,418               873                  8,291

   Repurchase of depositary units                                 (464 )               -                   (464 )

   Cash distributions                                          (16,594 )            (873 )              (17,467 )

   Partners' capital as of December 31, 1996                    75,790                 -                 75,790

   Net income (loss)                                              (860 )             435                   (425 )

   Repurchase of depositary units                                 (486 )               -                   (486 )

   Cash distributions                                           (8,270 )            (435 )               (8,705 )

   Partners' capital as of June 30, 1997                   $    66,174           $     -             $   66,174




























                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                                                   For the Six Months
                                                                                     Ended June 30,
                                                                                   1977          1996

  Operating activities:

  Net  income (loss)                                                            $    (425 )   $    3,964
  Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
    Net gain on disposition of equipment                                               (5 )       (6,540 )
    Equity in net (income) loss from unconsolidated
          special-purpose entities                                                    (50 )        1,082
    Depreciation and amortization                                                   5,146          6,289
    Changes in operating assets and liabilities:
      Restricted cash                                                                (163 )           28
      Accounts receivable                                                             231            651
      Prepaid expenses                                                                120             49
      Accounts payable and accrued expenses                                          (505 )         (242 )
      Due to affiliates                                                               358           (805 )
      Lessee deposits and reserve for repairs                                         518            908
          Net cash provided by operating activities                                 5,225          5,384

  Investing activities:

  Payments for purchase of equipment                                                   (6 )      (13,914 )
  Investment in and equipment purchased and placed in
        unconsolidated special-purpose entities                                    (1,050 )      (15,051 )
  Distributions from unconsolidated special-purpose entities                        2,806          2.713
  Payments of acquisition fees to affiliate                                             -           (675 )
  Payments of lease negotiation fees to affiliate                                       -           (152 )
  Principal payments received from direct finance leases                              147             20
  Proceeds from disposition of equipment                                              573         23,419
          Net cash provided by (used in) investing activities                       2,470         (3,640 )

  Financing activities:

  Proceeds from short-term note payable                                                 -         11,220
  Payments of short-term note payable                                              (1,286 )       (2,220 )
  Proceeds from short-term loan from affiliate                                      1,000              -
  Cash distributions paid to limited partners                                      (8,270 )       (8,302 )
  Cash distributions paid to General Partner                                         (435 )         (437 )
  Repurchase of depositary units                                                     (486 )         (463 )
          Net cash used in financing activities                                    (9,477 )         (202 )

  Net (decrease) increase in cash and cash equivalents                             (1,782 )        1,542
  Cash and cash equivalents at beginning of period                                  3,017          2,600
  Cash and cash equivalents at end of period                                    $   1,235     $    4,142

  Supplemental information:
  Interest paid                                                                 $   1,005     $    1,386
  Supplemental disclosure of noncash investing and financing activities:
    Sales proceeds included in accounts receivable                              $      82     $       44

                      See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the Partnership) as of June 30, 1997 and December 31, 1996, the statements of operations for the three and six months ended June 30, 1997 and 1996, the statements of changes in partners' capital for the period December 31, 1995 to June 30, 1997, and the statements of cash flows for the six months ended June 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Repurchase of Depositary Units

Pursuant to the Partnership repurchase plan, as of December 31, 1996, the Partnership agreed to repurchase approximately 54,000 depositary units for an aggregate purchase price of up to a maximum of $0.7 million. As of June 30, 1997, the Partnership had repurchased 39,701 depositary units for $0.5 million. The General Partner may repurchase the additional units in the future.

4.   Cash Distributions

Cash distributions are recorded when paid and totaled $4.3 million and $8.7 million for the three and six months ended June 30, 1997, respectively. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $8.3 million and $4.8 million for the six months ended June 30, 1997 and 1996, respectively, were deemed to be a return of capital. Cash distributions related to the results from the second quarter of 1997, of $2.4 million, were paid or are payable during July and August 1997, depending on whether the individual limited partner elected to receive a monthly or quarterly distribution check.

5.   Investments in Unconsolidated Special-Purpose Entities

The net investments in unconsolidated special-purpose entities (USPEs) included the following jointly-owned equipment (and related assets and liabilities) (in thousands):

                                                                                             June 30, December 31,
                                                                                         1997             1996
     64% interest in a trust owning a 767-200ER commercial aircraft                 $   14,030        $   15,453
     50% interest in a trust that owns four commercial aircraft                          7,855             8,410
     30% interest in an entity owning a mobile offshore drilling unit                    5,441             6,196
     40% interest in two commercial aircraft on direct finance lease                     4,721             4,429
     50% interest in an entity owning a container feeder vessel                          3,159             3,197
     17% interest in a trust that owns six commercial aircraft                           2,442             2,583
     20% interest in an entity owning a handymax bulk carrier                            1,765             1,851
     Deposit with an entity contracted to acquire a product tanker                       1,000                 -
       Net investments                                                              $   40,413        $   42,119


                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

5.   Investments in Unconsolidated Special-Purpose Entities (continued)

During June 1997, the Partnership entered into a commitment to purchase an interest in an entity that purchased a product tanker marine vessel (the remaining interest in this product tanker will belong to PLM International, Inc. or an affiliated partnership) during July 1997. The Partnership made a $1.0 million deposit toward this commitment, which is included in the balance sheet as an investment in USPEs.

6.   Transactions with General Partner and Affiliates

Partnership management fees payable to an affiliate of the General Partner were $0.4 million and $0.3 million as of June 30, 1997 and December 31, 1996, respectively. The Partnership's proportional share of USPE-affiliated management fees of $88,000 and $27,000 were payable as of June 30, 1997 and December 31, 1996, respectively.

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1997 and 1996 are listed in the following table
(in thousands):

                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                       1997           1996               1997            1996
   Management fees                                  $      99      $      74          $    194        $    147
   Data processing and administrative
      expenses                                             29             16                52              32
   Insurance expense                                        8            (27 )              21             (17 )

Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner.

The Partnership's proportional share of lease negotiation and equipment acquisition fees, of $0.6 million, was incurred or paid by the USPEs to PLM Worldwide Management Services (WMS), a wholly-owned subsidiary of PLM International, Inc., during the six months ended June 30, 1997 and 1996.

The balance due to affiliates as of June 30, 1997 included $0.4 million due to its affiliates for management fees, a $1.0 million loan due to FSI (which was repaid during July 1997), and $2.1 million due to an affiliated USPE. The balance due to affiliates as of December 31, 1996 included $0.3 million due to FSI and its affiliates for management fees and $1.9 million due to an affiliated USPE.

7.   Equipment

The components of owned equipment are as follows (in thousands):

                                                   June 30,         December 31,
   Equipment held for operating leases:            1997                1996
     Marine vessels                            $   41,263          $    41,263
     Trailers                                      16,832               17,985
     Rail equipment                                15,648               15,643
     Marine containers                             15,617               16,401
     Aircraft                                      11,919               11,919
     Aircraft engines and components                6,340                6,340
                                                  107,619              109,551
   Less accumulated depreciation                  (50,630 )            (46,544 )
     Net equipment                             $   56,989          $    63,007

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

7.   Equipment (continued)

As of June 30, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 142 containers and 2 railcars. As of December 31, 1996, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for six railcars. The net book value of the equipment off lease was $0.7 million and $0.2 million as of June 30, 1997 and December 31, 1996, respectively.

During the six months ended June 30, 1997, the Partnership disposed of or sold marine containers and trailers with an aggregate net book value of $0.9 million for $0.9 million, including $0.2 million from the sales-type lease related to the sale of a group of trailers (see Note 8).

During the six months ended June 30, 1996, the Partnership disposed of or sold marine containers, trailers, aircraft engines, and a railcar with an aggregate net book value of $2.7 million for proceeds of $3.0 million. The Partnership also sold one marine vessel with a net book value of $14.6 million for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel was the unused portion of accrued drydocking of $0.1 million.

8.   Net Investment in a Sales-Type Lease

During the six months ended June 30, 1997, the Partnership entered into a sales-type lease related to the sale of a group of trailers. Gross lease payments of $0.3 million are to be received over a 39-month period, which commenced in January 1997. The lessee has a $1 per unit buy-out option at the lease expiration. The sale proceeds were $0.2 million, resulting in a gain at lease inception of $39,000.

     The components of the net investment in the sales-type lease as of June 30, 1997 are as follows (in thousands):


                                                                   1997
   Total minimum lease payments                              $         273
   Less unearned income                                                (66 )
                                                             $         207

Future minimum rentals receivable under the sales-type lease as of June 30, 1997 for the next 33 months will be approximately $50,000 in 1997, $99,000 in 1998, $99,000 in 1999, and $25,000 in 2000.

9.   Debt

As of June 30, 1997, the Partnership had repaid its $1.3 million borrowing under the short-term, joint $50.0 million credit facility that was outstanding on December 31, 1996. Among the other eligible borrowers, American Finance Group, Inc., a wholly-owned subsidiary of PLM International, Inc., had $7.1 million in outstanding borrowings. Neither the Partnership, PLM Equipment Growth Fund IV,
PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, L.L.C., nor TEC Acquisub, Inc. had any outstanding borrowings.

The Partnership's loan agreement requires that the Partnership maintain a specific amount of consolidated debt to cash equivalents and equipment value. Prior to obtaining additional debt under the credit facility, the Partnership obtained a waiver increasing the consolidated debt to $40.0 million for 104 days after the execution date of the additional loan. The Partnership's waiver will expire on October 27, 1997.



                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

10.  Contingencies

PLM International, Inc. and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). On February 3, 1997, the state court filed an order conditionally certifying the class pursuant to the provisions of Rule 23 of the Alabama Rules of Civil Procedure (ARCP), as requested by plaintiffs in an ex parte motion filed on January 22, 1997. Defendants were not given notice of the motion, nor were they given an opportunity to be heard regarding the issue of conditional class certification. The order specifies that the class shall consist of (with certain narrow exceptions) all purchasers of limited partnership units in the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth & Income Fund VII. In issuing the order, the court emphasized that the certification is conditional in accordance with Rule 23(d) of the ARCP, and that the plaintiffs will bear the burden of proving each requisite element of Rule 23 at the time of the evidentiary hearing on the issue of class certification. To date, no such hearing date has been set. The defendants filed a notice of removal of the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) on March 6, 1997, arguing that the parties are fully diverse for the purposes of diversity jurisdiction pursuant to 28 U.S.C. Section 1441. The plaintiffs filed a motion to remand the Koch action to the state court and defendants have responded to this motion. The federal court has not yet ruled on this motion, and defendants do not need to respond to the complaint until after such motion is decided. PLM International, Inc. believes that the allegations of the Koch action are completely without merit and intends to defend this matter vigorously.

On June 5, 1997, PLM International, Inc. and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The named plaintiff has alleged the same facts and the same nine causes of action as is in the Koch action (as described in the Partnership's Form 10-K for the year ended December 31, 1996), plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, a claim for constructive fraud, a claim for unjust enrichment, a claim for violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code
Section 3345. The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships sponsored by PLM Securities, for which PLM Financial Services, Inc. acts as the general partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth & Income Fund VII.

PLM International, Inc. and the other defendants removed the Romei action to the United States District Court for the Northern District of California (Case No. C-97-2450 SC) on June 30, 1997, based on the federal court's diversity jurisdiction. The defendants then filed a motion to compel arbitration of the plaintiffs' claims, based on an agreement to arbitrate contained in the PLM Equipment Growth Fund V limited partnership agreement, to which plaintiff is a party. A hearing on this motion to compel arbitration has been scheduled for August 22, 1997, although the district court may decide the motion without such argument. PLM International, Inc. believes that the allegations of the Romei action are completely without merit and intends to defend this matter vigorously.

11.  Subsequent Events

During July 1997, the Partnership completed the purchase of an interest in an entity to acquire a product tanker for $10.6 million, including acquisition and lease negotiation fees of $0.5 million to WMS.

The Partnership has borrowed $10.0 million under the credit facility. These loan proceeds were used to repay outstanding loans and to purchase an interest in an entity owning the product tanker.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended June 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the second quarter of 1997 when compared to the same quarter of 1996. The following table presents revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended June 30,
                                                                            1997             1996
   Aircraft and aircraft engines                                         $    865          $ 1,099
   Rail equipment                                                             780              643
   Marine vessels                                                             749            1,295
   Trailers                                                                   621              840
   Marine containers                                                          465              558

Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $0.9 million and $0.1 million, respectively, for the three months ended June 30, 1997, compared to $1.2 million and $0.1 million, respectively, during the same period of 1996. The decrease in aircraft contribution was due to the sale of two aircraft engines during the second quarter of 1996.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.0 million and $0.3 million, respectively, for the three months ended June 30, 1997, compared to $1.0 million and $0.4 million, respectively, during the same period of 1996. Although the railcar fleet remained relatively the same size for both quarters, the increase in railcar contribution resulted from running repairs required on certain of the railcars in the fleet during the second quarter of 1996, which were not needed during the same period of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.5 million and $1.7 million, respectively, for the three months ended June 30, 1997, compared to $2.6 million and $1.3 million, respectively, during the same period of 1996. The decrease in marine vessel contribution was due to lower day rates earned on two marine vessels during 1997 when compared to the same period of 1996. In addition, one of the marine vessels required repairs during the quarter, which were not needed during the same period of 1996.

Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the three months ended June 30, 1997, compared to $1.2 million and $0.3 million, respectively, during the same period of 1996. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution. In addition, the trailer fleet is experiencing lower utilization in the PLM-affiliated short-term rental yards due to soft market conditions.

Marine containers: Marine container lease revenues and direct expenses were $0.5 million and $3,000, respectively, for the three months ended June 30, 1997, compared to $0.6 million and $3,000, respectively, during the same quarter of 1996. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

 (B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.2 million for the quarter ended June 30, 1997 decreased from $5.5 million for the same period in 1996. The significant variances are explained as follows:

     (1) A $0.8 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1996 and 1997 and the double-declining balance method of depreciation.

     (2) A $0.2 million decrease in interest expense was due to a lower balance remaining in notes payable when compared to the same period of 1996.

     (3) A $0.2 million increase in administrative expenses was due to additional professional services needed in order to collect balances due from certain non-performing lessees that were reserved for as a bad debt during prior periods.

     (4) A $0.5 million decrease in the allowance for bad debts was due to the collection of unpaid invoices that had previously been reserved for bad debt.

(C)   Net Gain (Loss) on Disposition of Owned Equipment

The net loss on the disposition of owned equipment for the second quarter of 1997 totaled $7,000, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $0.7 million, for $0.7 million. For the second quarter of 1996, the $0.2 million net gain on the disposition of owned equipment resulted from the sale or disposal of marine containers, aircraft engines, and trailers, with an aggregate net book value of $2.7 million, for proceeds of $2.9 million.

(D)   Interest and Other Income

Interest and other income increased $0.1 million during the second quarter of 1997, due primarily to the receipt of a business interruption claim during the second quarter of 1997. The increase in other income was offset, in part, by lower interest income due to lower cash balances available for investment throughout most of the quarter, when compared to the same period of 1996.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):

                                                                            For the Three Months
                                                                               Ended June 30,
                                                                            1997             1996
   Aircraft                                                              $    222         $   (482 )
   Marine vessels                                                            (162 )            (97 )
   Mobile offshore drilling unit                                             (119 )            (51 )

Aircraft: As of June 30, 1997, the Partnership owned an interest in a Boeing 767 commercial aircraft, an interest in two commercial aircraft on a direct finance lease, and interests in two trusts that hold ten commercial aircraft. As of June 30, 1996, the Partnership owned an interest in a Boeing 767 commercial aircraft, owned an interest in a trust that held seven commercial aircraft, and had just purchased an interest in a trust that held five commercial aircraft. During the second quarter of 1997, revenues of $1.9 million were offset by depreciation and administrative expenses of $1.7 million. During the same period of 1996, lease revenues of $1.7 million were offset by depreciation and administrative expenses of $2.2 million.

Marine vessels: As of June 30, 1997 and 1996, the Partnership owned an interest in two marine vessels. During the second quarter of 1997, revenues of $0.5 million were offset by depreciation and administrative expenses of $0.6 million. During the same period of 1996, revenues of $0.5 million were offset by depreciation and administrative expenses of $0.6 million. The primary reason net contributions decreased was because one of the marine vessels earned a lower on-lease day rate when compared to the same period of 1996.

Mobile offshore drilling unit: As of June 30, 1997, the Partnership owned an interest in a mobile offshore drilling unit (rig) that was purchased during the fourth quarter of 1996. As of June 30, 1996, the Partnership owned an interest in a rig that was sold during the third quarter of 1996. During the second quarter of 1997, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.4 million. During the same period of 1996, revenues of $0.2 million were offset by depreciation and administrative expenses of $0.3 million.

(F)  Net Loss

As a result of the foregoing, the Partnership's net loss for the period ended June 30, 1997 was $0.6 million, compared to a net loss of $1.4 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1997 is not necessarily indicative of future periods. In the second quarter of 1997, the Partnership distributed $4.1 million to the limited partners, or $0.50 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1997 and 1996

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1997 when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                            1997             1996
   Aircraft and aircraft engines                                         $  1,786         $  2,173
   Rail equipment                                                           1,647            1,343
   Marine vessels                                                           1,643            1,807
   Trailers                                                                 1,424            1,615
   Marine containers                                                          862            1,135

Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $1.9 million and $0.1 million, respectively, for the six months ended June 30, 1997, compared to $2.3 million and $0.1 million, respectively, during the same period of 1996. The decrease in aircraft contribution was due to the sale of two aircraft engines during the second quarter of 1996.

Rail equipment: Rail equipment lease revenues and direct expenses were $2.1 million and $0.4 million, respectively, for the six months ended June 30, 1997, compared to $2.0 million and $0.7 million, respectively, during the same period of 1996. Although the railcar fleet remained relatively the same size for both quarters, the increase in railcar contribution resulted from not needing the running repairs during 1997 that were required on certain of the railcars in the fleet during 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $4.8 million and $3.1 million, respectively, for the six months ended June 30, 1997, compared to $4.2 million and $2.4 million, respectively, during the same period of 1996. The increase in marine vessel lease revenues was due to the purchase of two marine vessels during the second quarter of 1996 that were on lease for the full six months of 1997, compared to being on lease for only a partial period of 1996. The increase in lease revenues from the purchased marine vessels was offset, in part, by lower day rates earned on two other marine vessels during 1997 when compared to 1996. Direct expenses increased $0.7 million during the six months ended 1997, due primarily to repairs needed to one marine vessel that were not needed during 1996; also, the same two marine vessels that were purchased during 1996 had six full months of expenses during 1997, compared to repairs for only a partial period of 1996.

Trailers: Trailer lease revenues and direct expenses were $1.8 million and $0.4 million, respectively, for the six months ended June 30, 1997, compared to $2.2 million and $0.6 million, respectively, during the same period of 1996. The number of trailers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution. In addition, the trailer fleet is experiencing lower utilization in the PLM-affiliated short-term rental yards due to soft market conditions.

Marine containers: Marine container lease revenues and direct expenses were $0.9 million and $6,000, respectively, for the six months ended June 30, 1997, compared to $1.1 million and $6,000, respectively, during the same quarter of 1996. The number of marine containers owned by the Partnership has been declining over the past twelve months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $8.1 million for the six months ended June 30, 1997 decreased from $9.8 million for the same period in 1996. The significant variances are explained as follows:

     (1) A $1.1 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1996 and 1997 and the double-declining balance method of depreciation.

     (2) A $0.2 million decrease in interest expense was due to a lower balance remaining in notes payable when compared to the same period of 1996.

     (3) A $0.3 million increase in administrative expenses was because of the additional professional services needed to collect balances due from certain non-performing lessees that were reserved for as a bad debt during prior periods.

     (4) A $0.7 million decrease in the allowance for bad debts was due to the collection of unpaid invoices that had previously been reserved for bad debt.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the six months ended June 30, 1997 totaled $5,000, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $0.9 million, for $0.9 million. For the six months ended June 30, 1996, the $6.5 million net gain on the disposition of equipment resulted from the sale or disposal of marine containers, aircraft engines, trailers, and a railcar, with an aggregate net book value of $2.7 million, for proceeds of $3.0 million., In addition, one marine vessel with a net book value of $14.6 million was sold for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel was the unused portion of accrued drydocking of $0.1 million.

(D)   Interest and Other Income

Interest and other income decreased $0.1 million during the six months ended June 30, 1997, due primarily to lower interest income caused by lower cash balances available for investment throughout the period when compared to the same period of 1996, which was offset in part by the receipt of $0.2 million in a business interruption claim during 1997.

(E)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                            1997             1996
   Aircraft                                                              $    450          $  (929 )
   Marine vessels                                                            (270 )            (71 )
   Mobile offshore drilling unit                                             (130 )            (82 )

Aircraft: As of June 30, 1997, the Partnership owned an interest in a Boeing 767 commercial aircraft, an interest in two commercial aircraft on a direct finance lease, and interests in two trusts that hold ten commercial aircraft. As of June 30, 1996, the Partnership owned an interest in a Boeing 767 commercial aircraft, owned an interest in a trust that held seven commercial aircraft, and had just purchased an interest in a trust that held five commercial aircraft. During the six months ended June 30, 1997, revenues of $3.9 million were offset by depreciation and administrative expenses of $3.4 million. During the same period of 1996, lease revenues of $2.8 million were offset by depreciation and administrative expenses of $3.7 million.

Marine vessels: As of June 30, 1997 and 1996, the Partnership owned an interest in two marine vessels. During the six months ended June 30, 1997, revenues of $0.9 million were offset by depreciation and administrative expenses of $1.1 million. During the same period of 1996, revenues of $0.8 million were offset by depreciation and administrative expenses of $0.9 million. The primary reason revenues and expenses increased was because of the purchase of one of the marine vessels during the latter half of the first quarter of 1996. Revenues and expenses during 1997 represent a full six-month period when compared to 1996; revenues and expenses are only for a partial period.

Mobile offshore drilling unit: As of June 30, 1997, the Partnership owned an interest in a rig that was purchased during the fourth quarter of 1996. As of June 30, 1996, the Partnership owned an interest in a rig that was sold during the third quarter of 1996. During the six months ended June 30, 1997 and 1996, revenues of $0.5 million were offset by depreciation and administrative expenses of $0.6 million.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the six months ended June 30, 1997 was $0.4 million, compared to a net income of $4.0 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 1997 is not necessarily indicative of future periods. In the six months ended June 30, 1997, the Partnership distributed $8.3 million to the limited partners, or $1.00 per weighted-average depositary unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1997, the Partnership generated $8.0 million in operating cash (net cash provided by operating activities, plus distributions from unconsolidated special-purpose entities) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the six months ended June 30, 1997 of approximately $8.7 million) to the partners, but also used undistributed available cash from prior periods of approximately $0.7 million. During the six months ended June 30, 1997, the General Partner sold equipment for $0.9 million.

During June 1997, the Partnership entered into a commitment to purchase an interest in an entity that acquired a product tanker marine vessel (the remaining interest in this product tanker will belong to PLM International, Inc. or an affiliated partnership) during July 1997. The Partnership made a $1.0 million deposit toward this commitment, which is included in the balance sheet as an investment in USPEs. The Partnership's interest in this purchase will be $10.6 million, including acquisition and lease negotiationfees of $0.5 million payable to PLM Worldwide Management Services (WMS). WMS is a wholly-owned subsidiary of PLM International, Inc. The Partnership used the short-term credit facility to finance the purchase. Proceeds from planned equipment sales will be used to repay the loan. The purchase of interest in the entity that acquired the product tanker marine vessel was completed during July 1997.

The General Partner entered into a short-term, joint $50.0 million credit facility. As of August 13, 1997, the Partnership had borrowings of $10.0 million with the credit facility; American Finance Group, Inc., a wholly-owned subsidiary of PLM International, Inc., had $13.9 million in outstanding borrowings; and TEC Acquisub, Inc. had $7.2 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, nor Professional Lease Management Income Fund I, L.L.C.
had any outstanding borrowings.

The Partnership's loan agreement requires that the Partnership maintain a specific amount of consolidated debt to cash equivalents and equipment value. Prior to obtaining additional debt under the credit facility, the Partnership obtained a waiver increasing the consolidated debt to $40.0 million for 104 days after the execution date of the additional loan. The Partnership's waiver will expire on October 27, 1997.


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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets if it determines that it cannot operate equipment to achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

The Partnership intends to use excess cash flow, if any, after making payments of expenses and loan principal, maintaining working capital reserves, and making cash distributions, to acquire additional equipment during the second seven years of Partnership operations. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

(IV)  FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.

                          PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  First   amendment   to  the  amended  and   restated  limited
partnership agreement.

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



                          PLM EQUIPMENT GROWTH FUND VI
                          By: PLM Financial Services, Inc.
                              General Partner


Date:  August 13, 1997    By:  /s/ Richard Brock
                               -----------------
                                 Richard Brock
                                 Vice President and
                                 Corporate Controller