Form 10-Q
period 1997-09-30
PLM EQUIPMENT GROWTH FUND VI
filed 1997-11-12
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal quarter ended September 30, 1997


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                           September 30,       December 31,
                                                                             1997                 1996
                                                                         -----------------------------------
   Assets:

   Equipment held for operating lease, at cost                           $    81,568          $   109,551
   Less accumulated depreciation                                             (37,958 )            (46,544 )
                                                                         -----------------------------------
                                                                              43,610               63,007
   Equipment held for sale                                                    10,525                    -
                                                                         -----------------------------------
     Net equipment                                                            54,135               63,007

   Cash and cash equivalents                                                   1,090                3,017
   Restricted cash                                                             1,416                1,285
   Investments in unconsolidated special-purpose entities                     47,463               42,119
   Accounts receivable, net of allowance for doubtful accounts
         of $1,659 in 1997 and $1,188 in 1996                                  3,374                3,253
   Net investment in direct finance leases                                       179                  254
   Prepaid expenses and other assets                                              82                  241
   Deferred charges, net of accumulated amortization of
         $284 in 1997 and $381 in 1996                                           264                  349
                                                                         -----------------------------------

   Total assets                                                          $   108,003          $   113,525
                                                                         ===================================

   Liabilities and partners' capital:

   Liabilities:
   Accounts payable and accrued expenses                                 $       869          $     1,048
   Due to affiliates                                                           2,677                2,177
   Lessee deposits and reserve for repairs                                     3,970                3,224
   Short-term note payable                                                    10,000                1,286
   Note payable                                                               30,000               30,000
                                                                         -----------------------------------
       Total liabilities                                                      47,516               37,735
                                                                         -----------------------------------

   Partners' capital:
   Limited partners (8,247,265 depositary units as of September
         30, 1997 and 8,286,966 as of December 31, 1996)                      60,487               75,790
   General Partner                                                                 -                    -
                                                                         -----------------------------------
       Total partners' capital                                                60,487               75,790
                                                                         -----------------------------------

   Total liabilities and partner's capital                               $   108,003          $   113,525
                                                                         ===================================










                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)



                                                      For the Three Months              For the Nine Months
                                                       Ended September 30,              Ended September 30,
                                                       1997           1996               1997           1996
                                                    ------------------------------------------------------------
   Revenues:

   Lease revenue                                    $   5,687      $   5,714          $ 17,070       $ 17,590
   Interest and other income                              124             57               370            374
   Net gain (loss) on disposition of equipment           (103 )          623               (98 )        7,163
                                                    ------------------------------------------------------------
       Total revenues                                   5,708          6,394            17,342         25,127
                                                    ------------------------------------------------------------

   Expenses:

   Depreciation and amortization                        2,529          3,132             7,676          9,421
   Repairs and maintenance                              1,085            752             2,834          2,378
   Equipment operating expense                            996            834             2,808          2,544
   Interest expense                                       686            619             1,700          1,830
   Insurance expense to affiliate                          34             45               145            157
   Other insurance expense                                249            205               622            601
   Management fees to affiliate                           296            370               926          1,011
   General and administrative expenses
         to affiliates                                    244            203               636            719
   Other general and administrative expenses              451            186             1,277            560
   Provision for bad debt                                 374             12               429            824
                                                                                      --------------------------
                                                    ------------------------------------------------------------
       Total expenses                                   6,944          6,358            19,053         20,045
                                                    ------------------------------------------------------------

   Equity in net income (loss) of unconsol-
         idated special-purpose entities                 (111 )        5,276               (61 )        4,194
                                                    ------------------------------------------------------------

   Net income (loss)                                $  (1,347 )    $   5,312          $ (1,772 )     $  9,276
                                                    ============================================================

   Partners' share of net income (loss):

   Limited partners                                 $  (1,564 )    $   5,094          $ (2,424 )     $  8,621
   General Partner                                        217            218               652            655
                                                    ------------------------------------------------------------

   Total                                            $  (1,347 )    $   5,312          $ (1,772 )     $  9,276
                                                    ============================================================

   Net   income (loss) per weighted-average
         depositary unit (8,260,608 units and
         8,294,835 units as of September 30,
         1997 and 1996, respectively)               $   (0.19 )    $    0.61          $  (0.29 )     $   1.04
                                                    ============================================================

   Cash distributions                               $   4,340      $   4,363          $ 13,045       $ 13,102
                                                    ============================================================
   Cash distributions per weighted-average
         depositary unit                            $    0.50      $    0.50          $   1.50       $   1.50
                                                    ============================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            ( A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
             the period from December 31, 1995 to September 30, 1997
                            (in thousands of dollars)




                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

   Partners' capital as of December 31, 1995               $    85,430           $     -             $   85,430

   Net income                                                    7,418               873                  8,291

   Repurchase of depositary units                                 (464 )               -                   (464 )

   Cash distributions                                          (16,594 )            (873 )              (17,467 )
                                                           -------------------------------------------------------

   Partners' capital as of December 31, 1996                    75,790                 -                 75,790

   Net income (loss)                                            (2,424 )             652                 (1,772 )

   Repurchase of depositary units                                 (486 )               -                   (486 )

   Cash distributions                                          (12,393 )            (652 )              (13,045 )
                                                           -------------------------------------------------------

   Partners' capital as of September 30, 1997              $    60,487           $     -             $   60,487
                                                           =======================================================












                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                    For the Nine Months
                                                                                    Ended September 30,

                                                                                     1997          1996
                                                                                ------------------------------
  Operating activities:
  Net income (loss)                                                              $  (1,772 )   $   9,276
  Adjustments to reconcile net income (loss) to net cash
        provided by operating activities:
    Net loss (gain) on disposition of equipment                                         98        (7,163 )
    Equity in net (income) loss from unconsolidated
          special-purpose entities                                                      61        (4,194 )
    Depreciation and amortization                                                    7,676         9,421
    Changes in operating assets and liabilities:
      Restricted cash                                                                 (131 )          33
      Accounts receivable                                                              (98 )         762
      Prepaid expenses                                                                 159            88
      Accounts payable and accrued expenses                                           (179 )        (459 )
      Due to affiliates                                                                500            62
      Lessee deposits and reserve for repairs                                          746           270
                                                                                 -----------------------------
          Net cash provided by operating activities                                  7,060         8,096
                                                                                 -----------------------------

  Investing activities:
  Payments for purchase of equipment                                                   (11 )     (13,924 )
  Investment in and equipment purchased and placed in
        unconsolidated special-purpose entities                                    (10,603 )     (15,051 )
  Distributions from unconsolidated special-purpose entities                         5,198         5,171
  Payments of acquisition fees to affiliate                                              -          (675 )
  Payments of lease negotiation fees to affiliate                                        -          (152 )
  Distributions from liquidation of unconsolidated special-purpose entities              -        11,677
  Principal payments received from direct finance leases                                59            41
  Proceeds from disposition of equipment                                             1,187        27,074
                                                                                 -----------------------------
          Net cash (used in) provided by investing activities                       (4,170 )      14,161
                                                                                 -----------------------------

  Financing activities:
  Proceeds from short-term note payable                                             10,551         9,000
  Payments of short-term note payable                                               (1,837 )      (9,000 )
  Proceeds from short-term loan from affiliate                                       1,000             -
  Payment of short-term loan to affiliate                                           (1,000 )           -
  Cash distributions paid to limited partners                                      (12,393 )     (12,447 )
  Cash distributions paid to General Partner                                          (652 )        (655 )
  Repurchase of depositary units                                                      (486 )        (463 )
                                                                                 -----------------------------
          Net cash used in financing activities                                     (4,817 )     (13,565 )
                                                                                 -----------------------------

  Net (decrease) increase in cash and cash equivalents                              (1,927 )       8,692
  Cash and cash equivalents at beginning of period                                   3,017         2,600
                                                                                 -----------------------------
  Cash and cash equivalents at end of period                                     $   1,090     $  11,292
                                                                                 =============================

  Supplemental information:
  Interest paid                                                                  $   1,665     $   2,011
                                                                                 =============================
  Supplemental disclosure of noncash investing and financing activities:
    Sales proceeds included in accounts receivable                               $      43     $      39
                                                                                 =============================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the Partnership) as of September 30, 1997 and December 31, 1996, the statements of operations for the three and nine months ended September 30, 1997 and 1996, the statements of changes in partners' capital for the period December 31, 1995 to September 30, 1997, and the statements of cash flows for the nine months ended September 30, 1997 and 1996. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, on file at the Securities and Exchange Commission.

2.   Reclassifications

Certain amounts in the 1996 financial statements have been reclassified to conform to the 1997 presentation.

3.   Repurchase of Depositary Units

In 1996, the Partnership announced a plan to repurchase up to 54,000 depositary units for an aggregate purchase price of up to a maximum of $0.7 million. As of September 30, 1997, the Partnership had repurchased 39,701 depositary units for $0.5 million. The General Partner may repurchase the additional units in the future.

4.   Cash Distributions

Cash distributions are recorded when paid and totaled $4.3 million and $13.0 million for the three and nine months ended September 30, 1997, respectively. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $12.4 million and $3.8 million for the nine months ended September 30, 1997 and 1996, respectively, were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1997, of $2.4 million, were paid or are payable during October and November 1997, depending on whether the individual limited partner elected to receive a monthly or quarterly distribution check.

5.   Investments in Unconsolidated Special-Purpose Entities

The net investments in unconsolidated special-purpose entities (USPEs) included the following jointly-owned equipment (and related assets and liabilities) (in thousands):


                                                                                 September 30,      December 31,
                                                                                       1997             1996
                                                                                  -----------------------------
     64% interest in a trust owning a 767-200ER commercial aircraft                 $   13,492        $   15,453
     52.5% interest in an entity owning a product tanker                                10,108                 -
     50% interest in a trust that owns four commercial aircraft                          7,241             8,410
     30% interest in an entity owning a mobile offshore drilling unit                    5,192             6,196
     40% interest in two commercial aircraft on direct finance lease                     4,652             4,429
     50% interest in an entity owning a container feeder vessel                          2,928             3,197
     17% interest in a trust that owns six commercial aircraft                           2,171             2,583
     20% interest in an entity owning a handymax bulk carrier                            1,679             1,851
                                                                                    -----------       -----------
       Net investments                                                              $   47,463        $   42,119
                                                                                    ===========       ===========

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

5.   Investments in Unconsolidated Special-Purpose Entities (continued)

During September 1997, the Partnership purchased an interest in an entity that purchased a product tanker marine vessel for $10.6 million, including acquisition and lease negotiation fees of $0.6 million to FSI (the remaining interest in this product tanker belongs to an affiliated partnership).

6.   Equipment

The components of owned equipment are as follows (in thousands):


                                                September 30,       December 31,
                                                   1997                1996
                                               ----------------------------------
   Equipment held for operating leases:
     Aircraft, aircraft engines, and
       components                              $   18,259          $    18,259
     Trailers                                      16,619               17,985
     Marine vessels                                16,036               41,263
     Rail equipment                                15,651               15,643
     Marine containers                             15,003               16,401
                                               -----------         ------------
                                                   81,568              109,551
   Less accumulated depreciation                  (37,958 )            (46,544 )
                                                                   ------------
                                               -----------
                                                   43,610               63,007
   Equipment held for sale                         10,525                    -
                                               -----------         ------------
     Net equipment                             $   54,135          $    63,007
                                               ===========         ============


As of September 30, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 121 containers and 6 railcars. As of December 31, 1996, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for six railcars. The net book value of the equipment off lease was $0.7 million and $0.2 million as of September 30, 1997 and December 31, 1996, respectively.

Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value less cost to sell. As of September 30, 1997, two marine vessels, which are currently on lease and subject to a pending sale for $18.3 million, were held for sale.

During the nine months ended September 30, 1997, the Partnership disposed of or sold marine containers and trailers with an aggregate net book value of $1.3 million for $1.2 million.

During the nine months ended September 30, 1996, the Partnership disposed of or sold marine containers, trailers, aircraft engines, and railcars with an aggregate net book value of $5.8 million for proceeds of $6.7 million. The Partnership also sold one marine vessel with a net book value of $14.6 million for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel was the unused portion of accrued drydocking of $0.1 million.

7.   Transactions with General Partner and Affiliates

Partnership management fees payable to an affiliate of the General Partner were $0.3 million as of September 30, 1997 and December 31, 1996. The Partnership's proportional share of USPE-affiliated management fees of $0.1 million and $27,000 were payable as of September 30, 1997 and December 31, 1996, respectively.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

7.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by the USPEs during 1997 and 1996 are listed in the following table (in thousands):

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       1997           1996               1997            1996
                                                    --------------------------------------------------------------
   Management fees                                  $     125      $      82          $    319        $    229
   Data processing and administrative
      expenses                                             32             50                85              82
   Insurance expense                                        6              8                27              (9 )


Transportation Equipment Indemnity Company, Ltd. (TEI) provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner.

The Partnership's proportional share of lease negotiation and equipment acquisition fees of $0.6 million was incurred or paid by a USPE to FSI during the nine months ended September 30, 1997. During the nine months ended September 30, 1996, the Partnership's proportional share of lease negotiation and equipment acquisition fees of $0.6 million was incurred or paid by the USPEs to PLM Worldwide Management Services, a wholly-owned subsidiary of PLM International, Inc. (PLMI).

The balance due to affiliates as of September 30, 1997 included $0.3 million due to FSI and its affiliates for management fees and $2.4 million due to a USPE. The balance due to affiliates as of December 31, 1996 included $0.3 million due to FSI and its affiliates for management fees and $1.9 million due to a USPE.

8.   Debt

The General Partner entered into a short-term joint $50.0 million credit facility. As of September 30, 1997, the Partnership had borrowings of $10.0 million with the short-term joint $50.0 million credit facility and PLM Equipment Growth Fund V had $9.1 million in outstanding borrowings. No other eligible borrower had any outstanding borrowings

The Partnership's senior loan agreement requires that the Partnership maintain a specific amount of consolidated debt to cash equivalents and equipment value. Prior to obtaining additional debt under the short-term credit facility, the Partnership obtained a waiver increasing the allowable consolidated debt to $40.0 million. The Partnership's waiver will expire on December 15, 1997.

9.   Contingencies

As more fully described by the Partnership in its Form 10-K for the year ended December 31,1996, PLMI and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C), following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997

9.   Contingencies (continued)

Appeals that part of its order denying plaintiffs motion to remand. On October 7, 1997, the district court denied each of these motions. On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims and to stay further proceedings pending the outcome of such arbitration. PLMI believes that the allegations of the Koch action are completely without merit and intends to defend this matter vigorously.

On June 5, 1997, PLMI and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The named plaintiff has alleged the same facts and the same nine causes of action as is in the Koch action (as described in the Partnership's Form 10-K for the year ended December 31, 1996), plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, a claim for constructive fraud, a claim for unjust enrichment, a claim for violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345. The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships sponsored by PLM Securities, for which FSI acts as the general partner, including the Partnership, PLM Equipment Growth Funds IV, and V, and PLM Equipment Growth & Income Fund VII.

PLMI and the other defendants removed the Romei action to the United States District Court for the Northern District of California (Case No. C-97-2450 SC) on June 30, 1997, based on the federal court's diversity jurisdiction. The defendants then filed a motion to compel arbitration of the plaintiffs' claims, based on an agreement to arbitrate contained in the PLM Equipment Growth Fund V limited partnership agreement, to which plaintiff is a party. Pursuant to an agreement with plaintiff, PLMI and the other defendants withdrew their petition for removal of the Romei action and their motion to compel arbitration, and on July 31, 1997, filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this agreement, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. On October 7, 1997, the district court denied PLMI's petition to compel and indicated that a memorandum decision would follow. On October 22, 1997, the district court filed its memorandum decision and order, explaining the reason for its denial of PLMI's petition to compel. The district court reasoned that the plaintiff's claims are grounded in securities law, and therefore, excluded from arbitration under the terms of the Partnership agreement. On August 22, 1997, the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500), and for violation of California Civil Code Section 1709 and 1710. PLMI will soon be required to respond to the amended complaint, and a status conference has been set for December 5, 1997. PLMI believes that the allegations of the amended complaint in the Romei action are completely without merit and intends to defend this matter vigorously.

10.  Subsequent Events

During October 1997, the short-term credit facility was amended and restated to decrease the available borrowings for American Finance Group, Inc. (AFG), a subsidiary of PLMI, to $35.0 million and to extend the termination date of the credit facility to December 2, 1997. The General Partner believes it will be able to extend the credit facility prior to its expiration on similar terms and increase the amount of available borrowings for AFG to $50.0 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended September 30, 1997 and 1996

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the third quarter of 1997 when compared to the same quarter of 1996. The following table presents lease revenues less direct expenses by owned equipment type (in thousands):

                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft, aircraft engines, and components                            $    773       $      826
   Rail equipment                                                             758              786
   Trailers                                                                   733              738
   Marine vessels                                                             615            1,023
   Marine containers                                                          456              443


Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.8 million and $0.1 million, respectively, for the three months ended September 30, 1997, compared to $1.0 million and $0.1 million, respectively, during the same period of 1996. The decrease in aircraft contribution was due to one aircraft being off-lease during the third quarter of 1997, compared to being on lease during the same period of 1996.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.0 million and $0.3 million, respectively, for the three months ended September 30, 1997, compared to $1.1 million and $0.3 million, respectively, during the same period of 1996. Although the railcar fleet remained relatively the same size for both quarters, the decrease in railcar contribution resulted from lower lease revenues earned on railcars that were in the shop for required repairs during 1997.

Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the three months ended September 30, 1997, compared to $1.0 million and $0.2 million, respectively, during the same period of 1996. The number of trailers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.4 million and $1.8 million, respectively, for the three months ended September 30, 1997, compared to $2.3 million and $1.3 million, respectively, during the same period of 1996. The decrease in marine vessel contribution was due to one marine vessel that required repairs during the quarter, which were not needed during the same period of 1996. In addition, during the third quarter of 1997, drydock expenses increased for two marine vessels. The increases in marine vessel expenses were offset in part by an increase in lease revenues earned on two marine vessels during 1997 when compared to the same period of 1996.

Marine containers: Marine container lease revenues and direct expenses were $0.5 million and $3,000, respectively, for the three months ended September 30, 1997, compared to $0.4 million and $3,000, respectively, during the same quarter of 1996

 (B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.6 million for the quarter ended September 30, 1997 increased from $4.5 million for the same period in 1996. The significant variances are explained as follows:

     (1) A $0.4 million increase in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (2) A $0.3 million increase in administrative expenses was due to additional professional services needed to collect balances due from certain nonperforming lessees.

     (3) A $0.1 million increase in interest expense was due to a higher balance outstanding on the notes payable when compared to the same period of 1996.

     (4) A $0.6 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1996 and 1997 and the double-declining balance method of depreciation.

     (5) A $0.1 million decrease in management fees was due to an increase in the amount in the provision for bad debts expense account.

(C)   Net Gain (Loss) on Disposition of Owned Equipment

The net loss on the disposition of owned equipment for the third quarter of 1997 totaled $0.1 million, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $0.4 million, for $0.3 million. For the third quarter of 1996, the $0.6 million net gain on the disposition of owned equipment resulted from the sale or disposal of marine containers, aircraft engines, trailers, and a railcar, with an aggregate net book value of $3.0 million, for proceeds of $3.6 million.

(D)   Interest and Other Income

Interest and other income increased $0.1 million during the third quarter of 1997, due primarily to the receipt of a business interruption claim. No such claim was received during 1996. The increase in other income was offset, in part, by lower interest income due to lower cash balances available for investment throughout most of the quarter, when compared to the same period of 1996.

(E)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):


                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $    109        $    (469 )
   Marine vessels                                                            (218 )            (60 )
   Mobile offshore drilling unit                                               (2 )          5,805


Aircraft: As of September 30, 1997, the Partnership owned an interest in an entity which owns a Boeing 767 commercial aircraft, an interest in two commercial aircraft on a direct finance lease, and interests in two trusts that hold ten commercial aircraft. As of September 30, 1996, the Partnership owned an interest in an entity which owns a Boeing 767 commercial aircraft, an interest in a trust that held seven commercial aircraft, and owned an interest in a trust that held five commercial aircraft. During the third quarter of 1997, revenues of $1.9 million were offset by depreciation and administrative expenses of $1.8 million. During the same period of 1996, lease revenues of $1.7 million were offset by depreciation and administrative expenses of $2.2 million. The increase in lease revenues during the third quarter of 1997 was due to the purchase of the aircraft on a direct finance lease during the fourth quarter of 1996. Depreciation and administrative expenses decreased, due primarily to the double-declining balance method of depreciation.

Marine vessels: As of September 30, 1997, the Partnership owned an interest in entities which own three marine vessels, one of which was purchased during the third quarter 1997. As of September 30, 1996, the Partnership owned an interest in two marine vessels. During the third quarter of 1997, revenues of $1.1 million were offset by depreciation and administrative expenses of $1.3 million. During the same period of 1996, revenues of $0.4 million were offset by depreciation and administrative expenses of $0.5 million. The primary reason for the large increases in revenues and expenses was due to the purchase of one additional marine vessel during 1997.

Mobile offshore drilling unit: As of September 30, 1997, the Partnership owned an interest in a mobile offshore drilling unit (rig) that was purchased during the fourth quarter of 1996. At September 30, 1996, the Partnership had sold its interest in the rig during the latter part of the third quarter of 1996. During the third quarter of 1997, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.3 million. During the same period of 1996, revenues of $0.2 million and the $5.8 million gain from the sale of the rig were offset by depreciation and administrative expenses of $0.2 million.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the period ended September 30, 1997 was $1.3 million, compared to a net income of $5.3 million during the same period of 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1997 is not necessarily indicative of future periods. In the third quarter of 1997, the Partnership distributed $4.1 million to the limited partners, or $0.50 per weighted-average depositary unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1997 and 1996

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1997 when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type (in thousands):

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft and aircraft engines                                         $  2,558        $   2,999
   Rail equipment                                                           2,405            2,129
   Marine vessels                                                           2,258            2,815
   Trailers                                                                 2,157            2,353
   Marine containers                                                        1,318            1,577


Aircraft and aircraft engines: Aircraft lease revenues and direct expenses were $2.7 million and $0.1 million, respectively, for the nine months ended September 30, 1997, compared to $3.2 million and $0.3 million, respectively, during the same period of 1996. The decrease in aircraft contribution was due to the sale of two aircraft engines during the second quarter of 1996.

Rail equipment: Rail equipment lease revenues and direct expenses were $3.1 million and $0.7 million, respectively, for the nine months ended September 30, 1997, compared to $3.1 million and $0.9 million, respectively, during the same period of 1996. Although the railcar fleet remained relatively the same size for both quarters, the increase in railcar contribution resulted from fewer running repairs during 1997 than were required on certain of the railcars in the fleet during 1996.

Marine vessels: Marine vessel lease revenues and direct expenses were $7.2 million and $4.9 million, respectively, for the nine months ended September 30, 1997, compared to $6.5 million and $3.7 million, respectively, during the same period of 1996. The increase in marine vessel lease revenues was due to the purchase of two marine vessels during the second quarter of 1996 that were on lease for the full nine months of 1997, compared to being on lease for only a partial period of 1996. The increase in lease revenues from the purchased marine vessels was offset, in part, by lower day rates earned on two other marine vessels during 1997 when compared to 1996. Direct expenses increased $1.2 million during the nine months ended 1997, due primarily to repairs to one marine vessel that were not needed during 1996. In addition, the same two marine vessels that were purchased during 1996 had nine full months of expenses during 1997, compared to expenses for only a partial period of 1996.

Trailers: Trailer lease revenues and direct expenses were $2.7 million and $0.6 million, respectively, for the nine months ended September 30, 1997, compared to $3.1 million and $0.8 million, respectively, during the same period of 1996. The number of trailers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $1.3 million and $10,000, respectively, for the nine months ended September 30, 1997, compared to $1.6 million and $9,000, respectively, during the same quarter of 1996. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $12.6 million for the nine months ended September 30, 1997 decreased from $14.3 million for the same period in 1996. The significant variances are explained as follows:

     (1) A $1.7 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1996 and 1997 and the double-declining balance method of depreciation.

     (2) A $0.4 million decrease in the allowance for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (3) A $0.1 million decrease in management fees was due to an increase in the amount in the provision for bad debt expense account and lower lease revenues.

     (4) A $0.1 million decrease in interest expense was due to a lower balance remaining on the long-term note payable, offset partially by a higher average balance outstanding in the short-term bridge note payable when compared to the same period of 1996.

     (5) A $0.6 million increase in administrative expenses was because of the additional professional services needed to collect balances due from certain nonperforming lessees.

(C)   Net Gain (Loss) on Disposition of Owned Equipment

The net loss on the disposition of equipment for the nine months ended September 30, 1997 totaled $0.1 million, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $1.3 million, for $1.2 million. For the nine months ended September 30, 1996, the $7.2 million net gain on the disposition of equipment resulted from the sale or disposal of marine containers, aircraft engines, trailers, and a railcar, with an aggregate net book value of $5.8 million, for proceeds of $6.7 million., In addition, one marine vessel with a net book value of $14.6 million was sold for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel was the unused portion of accrued drydocking of $0.1 million.

(D)   Interest and Other Income

Interest and other income remained relatively the same during the nine months ended September 30, 1997 and 1996. Interest income during the nine months of 1997 decreased due to lower cash balances available for investment when compared to the same period of 1996. This decrease was offset in part by the receipt of $0.2 million in a business interruption claim during 1997.

(E)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands):


                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            1997             1996
                                                                         ----------------------------
   Aircraft                                                              $    559        $   (1,398 )
   Marine vessels                                                            (488 )            (131 )
   Mobile offshore drilling unit                                             (132 )           5,723


Aircraft: As of September 30, 1997, the Partnership owned an interest in an entity which owns a Boeing 767 commercial aircraft, an interest in an entity which owns two commercial aircraft on a direct finance lease, and interests in two trusts that hold ten commercial aircraft. As of September 30, 1996, the Partnership owned an interest in an entity which owns a Boeing 767 commercial aircraft, an interest in a trust that held seven commercial aircraft, and an interest in a trust that held five commercial aircraft. During the nine months ended September 30, 1997, revenues of $5.7 million were offset by depreciation and administrative expenses of $5.2 million. During the same period of 1996, lease revenues of $4.6 million were offset by depreciation and administrative expenses of $6.0 million. The increase of $1.1 million in revenues was due to the purchase of an entity which owns two commercial aircraft on a direct finance lease during 1997 and the purchase of a trust that held five commercial aircraft during the latter half of the first quarter of 1996. The decrease of $0.8 million in depreciation and administrative expenses was due primarily to the double declining balance method of depreciation

Marine vessels: As of September 30, 1997, the Partnership owned an interest in entities which own three marine vessels, one of which was purchased during the third quarter of 1997. As of September 30, 1996, the Partnership owned an interest in two marine vessels. During the nine months ended September 30, 1997, revenues of $1.9 million were offset by depreciation and administrative expenses of $2.4 million. During the same period of 1996, revenues of $1.2 million were offset by depreciation and administrative expenses of $1.3 million. The primary reason revenues and expenses increased during 1997 was due to the purchase of one of the marine vessels during the latter half of the first quarter of 1996. In addition, revenues and expenses also increased due to the purchase of an additional marine vessel during the third quarter of 1997.

Mobile offshore drilling unit: As of September 30, 1997, the Partnership owned an interest in a rig that was purchased during the fourth quarter of 1996. In the third quarter of 1996, the Partnership sold its interest in a rig. During the nine months ended September 30, 1997, revenues of $0.8 million were offset by depreciation and administrative expenses of $0.9 million. During the same period of 1996, revenues of $0.7 million and the gain from the sale of the rig of $5.8 million were offset by depreciation and administrative expenses of $0.8 million.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the nine months ended September 30, 1997 was $1.8 million, compared to a net income of $9.3 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1997 is not necessarily indicative of future periods. In the nine months ended September 30, 1997, the Partnership distributed $12.4 million to the limited partners, or $1.50 per weighted-average depositary unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1997, the Partnership generated $12.3 million in operating cash (net cash provided by operating activities, plus distributions from unconsolidated special-purpose entities) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the nine months ended September 30, 1997 of $13.0 million) to the partners, but also used undistributed available cash from prior periods of $0.7 million.

During the nine months ended September 30, 1997, the Partnership sold equipment for $1.2 million and purchased an interest in an entity that acquired a product tanker marine vessel (the remaining interest in this product tanker belongs to an affiliated partnership). The Partnership's interest in this purchase was $10.6 million, including acquisition and lease negotiation fees of $0.6 million payable to PLM Financial Services, Inc. (FSI or the General Partner). FSI is a wholly-owned subsidiary of PLM International, Inc. The Partnership used the short-term credit facility to finance the purchase. Proceeds from planned equipment sales will be used to repay the short-term credit facility.

During May 1997, the Partnership borrowed $1.0 million from FSI in connection with the product tanker marine vessel and was repaid during July of 1997.

The General Partner has entered into a short-term joint $50.0 million credit facility. As of November 10, 1997, the Partnership had $2.0 million in outstanding borrowings and PLM Equipment Growth Fund V had $3.6 million in outstanding borrowings. Neither PLM Equipment Growth Fund IV, PLM Equipment Growth & Income Fund VII, American Finance Group, Inc. (AFG), a wholly-owned subsidiary of PLM International, Inc., TEC Aquisub, Inc., an indirect wholly-owned subsidiary of FSI, nor Professional Lease Management Income Fund I, LLC had any outstanding borrowings.

During October 1997, the short-term credit facility was amended and restated to decrease the available borrowings for AFG to $35.0 million and to extend the termination date of the credit facility to December 2, 1997. The General Partner believes it will be able to extend the credit facility prior to its expiration on similar terms and increase the amount of available borrowings for AFG to $50.0 million.

The Partnership's senior loan agreement requires that the Partnership maintain a specific amount of consolidated debt to cash equivalents and equipment value. Prior to obtaining additional debt under the credit facility, the Partnership obtained a waiver increasing the allowable consolidated debt to $40.0 million. The Partnership's waiver will expire on December 15, 1997.

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



























                      (this space intentionally left blank)

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



                                            PLM EQUIPMENT GROWTH FUND VI
                                            By:  PLM Financial Services, Inc.
                                                 General Partner



Date:  November 10, 1997                    By:  /s/ Richard Brock
                                                 -----------------
                                                 Richard Brock
                                                 Vice President and
                                                 Corporate Controller