Form 10-K
period 1997-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 1998-03-30
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K



     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal year ended December 31, 1997.

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

Aggregate Market Value of Voting Stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 44.

Total number of pages in this report:  127.

                                     PART I
ITEM 1.           BUSINESS

(A)     Background

In April 1991, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLM), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 8,750,000 limited partnership units (the units) in PLM Equipment Growth Fund VI, a California limited partnership (the Partnership, the registrant, or EGF VI). The Partnership's offering became effective on December 23, 1991. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of owning and leasing transportation and related equipment to various commodity shippers and transportation companies.

The Partnership's primary objectives are:

     (1) Investment in equipment: to acquire a diversified portfolio of low obsolescence equipment with long lives and high residual values, at prices that the General Partner believes to be below inherent values and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment. All transactions over $1.0 million must be approved by PLM International's Credit Review Committee, which is made up of members of PLM International's senior management. In determining a lessee's creditworthiness, the committee will consider, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit.

     (2) Cash distributions: to generate cash distributions (a portion of which may represent a return of an investor's investment) to investors beginning in the calendar quarter following the month in which the minimum number of Units were sold;

     (3) Safety: to preserve and protect the value of the Partnership's equipment portfolio through investment in a diverse range of low obsolescence equipment in many different equipment sectors, leasing such equipment pursuant to leases having various maturity dates to a diverse group of lessees, while carefully monitoring the equipment markets; and

     (4) Growth: to invest a substantial portion of the Partnership's capital in equipment which the General Partner believes will retain its value, to reinvest a portion of sales proceeds and rental revenues in additional equipment during the first six years of the Partnership's operation and sell equipment when the General Partner believes that, due to market conditions, prices are above inherent equipment values.

The offering of Units of the Partnership  closed on May 24, 1993. As of December
31,  1997,  there  were  8,247,264  units   outstanding.   The  General  Partner
contributed $100 for its 5% general partner interest in the Partnership.

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










                     (This space intentionally left blank.)

Table 1, below, lists the equipment and the cost of equipment in the Partnership's portfolio as of December 31, 1997 (in thousands of dollars):

                                     TABLE 1

 Units                         Type                                  Manufacturer                      Cost
------------------------------------------------------------------------------------------------------------------


Owned equipment held for operating leases:



      2    Container cargo carrier vessels                    O. C. Staalskibsvaerft A/F               $    16,035
      2    737-200 Stage II commercial aircraft               Boeing                                        11,919
    265    Over-the-road refrigerated trailers                Various                                        7,352
    444    Over-the-road dry trailers                         Various                                        3,547
    345    Dry piggyback trailers                             Stoughton                                      5,304
    141    Covered hopper railcars                            Various                                        3,130
     27    Nonpressurized tank railcars                       Various                                          554
    423    Pressurized tank railcars                          Various                                       11,973
    343    Refrigerated marine containers                     Various                                        5,432
  2,176    Various marine containers                          Various                                        6,351
                                                                                                     --------------
               Total equipment held for operating leases                                               $    71,597<F1>
                                                                                                     ==============


Investment in equipment owned by unconsolidated special-purpose entities:


   0.64    Trust comprised of a 767-200ER

             Stage III commercial aircraft                    Boeing                                   $    27,329<F3>

   0.50    Trust comprised of four 737-200
             Stage II commercial aircraft                     Boeing                                        11,724<F3>
   0.53    Product tanker                                     Boelwerf-Temse                                10,476<F2>
   0.30    Mobile offshore drilling unit                      AT & CH de France                              6,165<F3>
   0.40    Equipment on direct finance lease:
             Two DC-9 Stage III commercial aircraft           McDonnell Douglas                              4,505<F3>
   0.50    Container cargo feeder vessels                     O. C. Staalskibsvaerft A/F                     4,004<F2>
   0.20    Handymax bulk-carrier marine vessel                Tsuneishi Shipbuilding Co., Ltd.               3,553<F2>
                                                                                                     -------------
           Total investments                                                                           $    67,756<F1>
                                                                                                     ==============

<F1> Includes proceeds from capital contributions,  undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of purchase and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), or PLM Worldwide Management Services (WMS).

<F2> Jointly owned:  EGF VI and an affiliated program.

<F3> Jointly owned:  EGF VI and two affiliated programs.



The equipment is generally leased under operating leases with terms of one to six years. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment.

As of December 31, 1997, approximately 66% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Transamerica Leasing, Burlington Northern Railroad Company, Northern Navigation Services, Inc., Malaysian Air Systems Berhad, CSX Transportation, Inc., Union Pacific Railroad Company, Westway Express Incorporated, and Pacific Carriers Ltd.


(B)      Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of equipment. The Partnership's management agreement with IMI are to co-terminate with the dissolution of the Partnership, unless the partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI agreed to perform all services necessary to manage the transportation equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI will be entitled to a monthly management fee (see financial statements, Notes 1 and 2).

(C)      Competition

(1)      Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein rents owed during the initial noncancelable term of the lease are insufficient to recover the purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than longer-term full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on a lessee's balance sheet.

The Partnership encounters considerable competition from lessors that utilize full payout leases on new equipment. Full payout leases are leases that have terms equal to the expected economic life of the equipment and are written for longer terms and for lower monthly rates than the Partnership offers. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors of the Partnership may write full payout leases at considerably lower rates, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Partnership at a competitive disadvantage.

(2)     Manufacturers and Equipment Lessors

The Partnership competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX, General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, and other programs that lease the same types of equipment.

(D)      Demand

The Partnership has investments in transportation-related capital equipment and relocatable environments. Types of transportation equipment owned by the
Partnership   include  aircraft,   marine  vessels,   railcars,   and  trailers.
Relocatable environments are functionally self-contained transportable equipment, and include mobile offshore drilling units and marine containers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment is used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)      Aircraft

(a)  Commercial Aircraft

The international commercial aircraft market experienced another good year of growth and expansion in 1997, with a third consecutive year of profits by the world's airlines. Airline managements have continued to emphasize cost reductions and a moderate increase in capacity. However, even the limited volume of new aircraft deliveries has caused the market to change from being in equilibrium at the end of 1996 to having excess supply. This market imbalance is expected to continue, with the number of surplus aircraft increasing from approximately 350 aircraft at the end of 1996 to an estimated 600 aircraft by the end of the decade.

The changes taking place in the commercial aircraft market also reflect the impact of noise legislation enacted in the United States and Europe. Between 1997 and the end of 2002, approximately 1,400 Stage II aircraft (aircraft that have been shown to comply with Stage II noise levels prescribed in Federal Aviation Regulation section C36.5) are forecast to be retired, primarily due to noncompliance with Stage III noise requirements (Stage III aircraft are aircraft that have been shown to comply with Stage III noise levels prescribed in Federal Aviation Regulation section C36.5). This represents about 41% of the Stage II aircraft now in commercial service worldwide. By 2002, about 2,000 (59%) of the current fleet of Stage II aircraft will remain in operational service outside of Stage III-legislated regions or as aircraft that have had hushkits installed so that engine noise levels meet the quieter Stage III requirements. The cost to install a hushkit is approximately $1.5 million, depending on the type of aircraft. All aircraft currently manufactured meet Stage III requirements.

The Partnership's fleet provides a balance of Stage II narrowbody, Stage III narrowbody, and Stage III widebody aircraft in the portfolio. This strategy is intended to optimize individual aircraft and the corresponding lease rentals with projected demand. The Stage II aircraft either are positioned with air carriers outside Stage III-legislated areas, are scheduled for Stage III hushkit installation in 1998-99, or are anticipated to be sold or leased outside Stage III areas before the year 2000.

Specifically, the Partnership has scheduled some Stage II narrowbody aircraft for sale during 1998. It is anticipated that a Stage III widebody aircraft now on lease will also be sold before the end of 1998. The Partnership has entered into agreements to install hushkits on selected late-model Stage II Boeing 737-200 advanced aircraft owned or partially owned by the Partnership over the next two years. These modifications are expected to enhance the current and residual value of the aircraft, while allowing them to continue operating in the Stage III-legislated areas of North America.

(2)      Marine Vessels

The Partnership owns or has investments with other affiliated programs in small to medium-sized dry bulk vessels, product tankers, and container feeder vessels which are traded in worldwide markets and carry commodity cargoes. The markets for dry bulk vessels and product tankers took different paths in 1997. Dry bulk and container carrier markets experienced flat freight rates, with supply increases outrunning demand growth. In the product tanker trades, rates strengthened through most of the year and supply and demand were well balanced. Demand for commodity shipping closely tracks worldwide economic growth patterns; however, economic development alters trade patterns from time to time, causing changes in volume on trade routes. The General Partner operates the Partnership's marine vessels under spot charters and period charters. It is believed that this operating approach provides the flexibility to adapt to changing demand patterns.

Freight rates for dry bulk vessels in 1997 maintained the levels experienced in the fourth quarter of 1996. Freight rates had declined significantly in 1996 until a moderate recovery occurred late in the year due to an increase in grain trade. In 1997, rates moved little throughout the year. The size of the overall dry bulk carrier fleet increased by 3%, as measured by the number of vessels, and by 5%, as measured by deadweight tonnage. Scrapping of ships was not a significant factor in 1997: 126 dry bulk ships were scrapped while 247 were delivered. Total dry trade (as measured in deadweight tons) grew by 3% in 1997, versus 1% in 1996. This balance of supply and demand made market conditions soft, providing little foundation for increasing freight rates.

Growth in 1998 is expected to be approximately 2%, with most commodity trading flat. The majority of growth is forecast to come from grain (2%) and thermal coal (6%). The primary variable in forecasts is Asian growth; if there is some recovery from the economic shake-up of the second half of 1997, then there will be prospects for improvement in 1998. Delivery of ships in 1998 is expected to be about the same as in 1997; however, an increase in scrapping is anticipated to strengthen the market.

Current rates do not justify any new construction of dry bulk carriers and there should be a significant drop in orders over the next two years. If growth in demand matches historic averages of around 3%, then the current excess supply should be absorbed by the end of 1999, leading to the possible strengthening of freight rates.

(3)      Marine Containers

The marine container market began 1997 with a continuation of the weakness in industrywide container utilization and rate pressures that had been experienced in 1996. A reversal of this trend began in early spring and continued during the remainder of 1997, as utilization returned to the 80% range. Per diem rates did not strengthen, however, since customers resisted attempts to raise daily rental rates.

Industrywide consolidation continued in 1997. Late in the year, Genstar, one of the world's largest container leasing companies, announced that it had reached an agreement with SeaContainers, another large container leasing company, whereby SeaContainers will take over the management of Genstar's fleet. Long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(4)      Railcars

(a)  Pressurized Tank Cars

Pressurized tank cars are used primarily in the petrochemical and fertilizer industries to transport liquefied petroleum gas and anhydrous ammonia. The demand for natural gas is anticipated to grow through 1999, as the developing world, former Communist countries, and the industrialized world all increase their energy consumption. World demand for fertilizer is expected to increase, based on an awareness of the necessity of fertilizing crops and improving diets, the shortage of farm land, and population growth in developing nations. Based on ongoing renewals with current lessees, demand for these cars continues to be strong and is projected to remain so during 1998.

The utilization rate of the Partnership's fleet of pressurized tank cars was over 98% during 1997.

(b)  General-Purpose (Nonpressurized) Tank Cars

General-purpose or nonpressurized tank cars are used to transport a wide variety of bulk liquid commodities, such as petroleum fuels, lubricating oils, vegetable oils, molten sulfur, corn syrup, asphalt, and specialty chemicals. Chemical carloadings for the first 45 weeks of 1997 were up 4%, compared to the same period in 1996. The demand for petroleum is anticipated to grow, as the developing world, former Communist countries, and the industrialized world increase energy consumption.

The demand for general-purpose tank cars in the Partnership's fleet has remained healthy over the last three years, with utilization remaining above 98%.

(c)  Covered Hopper (Grain) Cars

Industrywide, the size of the covered hopper car fleet has increased only 9% over the last 10 years, from a total of 299,172 cars in 1985 to 325,882 cars in 1995. Covered hopper cars accounted for 30% of all new railcar deliveries in 1995 and 50% of new deliveries in 1996. During 1997, there was some downward pressure on rental rates, as demand for covered hopper cars softened somewhat. Grain car loadings decreased 2% compared to the same period in 1996.

(5)      Trailers

(a)  Intermodal (Piggyback) Trailers

In all intermodal equipment areas, 1997 was a remarkably strong year. The United States inventory of intermodal equipment totaled 163,900 units in 1997, divided between about 55% intermodal trailers and 45% domestic containers. Trailer loadings increased approximately 4% in 1997 due to a robust economy and a continuing shortage of drivers in over-the-road markets. The expectation is for flat to slightly declining utilization of intermodal trailer fleets in the near future.

(b)  Over-the-Road Dry Trailers

The United States over-the-road dry trailer market began to recover in mid-1997 as an oversupply of equipment from 1996 subsided. The strong domestic economy, a continuing focus on integrated logistics planning by American companies, and numerous service problems on Class I railroads contributed to the recovery in the dry van market. In addition, federal regulations requiring antilock brake systems on all new trailers, effective in March 1998, have helped stimulate new trailer production, and the market is anticipated to remain strong in the near future. There continues to be much consolidation of the trailer leasing industry in North America, as the two largest lessors of dry vans now control over 60% of the market. The reduced level of competition, coupled with anticipated continued strong utilization, may lead to an increase in rates.

(c)  Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market recovered in 1997; freight levels improved and equipment oversupply was reduced as industry players actively retired older trailers and consolidated fleets. Most refrigerated carriers posted revenue growth of between 2% and 5% in 1997, and accordingly are planning fleet upgrades. In addition, with refrigeration and trailer technologies changing rapidly and industry regulations becoming tighter, trucking companies are managing their refrigerated fleets more effectively.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies will utilize short-term trailer leases more frequently to supplement their fleets. Such a trend should benefit the Partnership, which generally leases its equipment of this type on a short-term basis from rental yards owned and operated by PLM International subsidiaries.

(6)      Mobile Offshore Drilling Units (Rigs)

Worldwide demand in all sectors of the mobile offshore drilling unit industry in 1997 was a continuation of the increases experienced in 1996. This increase in demand was spread over all the geographic regions of offshore drilling and affected both jackup and floating rigs. Potential demand during 1997 was difficult to estimate because of the shortage of rigs.

The tightness in the market caused significant increases in contract day rates throughout the year. Day rates at the end of 1997 approached levels justifying new rig construction. While continuing market improvement can be attributed to a number of factors, the primary reason is worldwide growth in the use of oil and natural gas for energy. Stable prices at moderate levels have encouraged such growth, while providing adequate margins for oil and natural gas exploration and production development.

The trend of contractor consolidation continued in 1997; three major mergers or acquisitions initiated late in 1997 are expected to be consummated by the end of 1998. For 1998, utilization and demand are expected to remain at the levels reached in 1997. Industry participants project that demand for both floating and jackup rigs will continue at current high levels through 1998, with additional rig supply absorbed by demand increases. Day rates are expected to continue to increase; however, the rate of increase will slow, since the current high levels have induced long-term contracting with few opportunities for increases.

The floating rig sector has experienced a strengthening in market conditions. Technological advances and more efficient operations have improved the economics of drilling and production in the deep-water operations for which floating rigs are utilized. Overall, demand for floating rigs increased from 128 rig-years in 1996 to 131 rig-years in 1997, growth being constrained by a limited supply of rigs. The increase in demand and utilization prompted significant increases in contract day rates and floating rig market values. Twenty-five floating rigs were ordered in 1996 and several conversion and upgrade projects were contracted, none of which will be delivered until late 1998.

(E)     Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations that may require the removal from service or extensive modification of such equipment to meet these regulations at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Oil Pollution Act of 1990 (which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution). This regulation has resulted in higher oil pollution liability insurance. The lessee typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990 (which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria). In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person shall operate an aircraft to or from any airport in the contiguous United States unless that airplane has been shown to comply with Stage III noise levels. The Partnership has Stage II aircraft that do not meet Stage III requirements;

     (3)the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990 (which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers);

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations (which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank cars).

As of December 31, 1997, the Partnership is in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.       PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased for leasing purposes. As of December 31, 1997, the Partnership owned a portfolio of transportation equipment and investments in equipment owned by special-purpose entities, as described in Part I, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering through approximately the first nine months of 1993 and proceeds from the debt financing of $30.0 million.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3.           LEGAL PROCEEDINGS

PLM  International  along  with  FSI,  TEC,  IMI and  PLM  Securities  (the  PLM
Entities), are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships for which FSI acts as the general partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth and Income Fund VII (the Growth Funds). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. In responses to such denial, plaintiffs filed a petition for writ of mandamus with the Eleventh Circuit, which was denied on November 18, 1997. On November 24, 1997, plaintiffs filed with the Eleventh Circuit a petition for rehearing and en banc consideration of the court's order denying the petition for a writ of mandamus, which petition was supplemented by plaintiffs on January 27, 1998.

On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion on December 8, 1997. On December 15, 1997, plaintiffs filed with the Eleventh Circuit a notice of appeal from the district court's order granting defendants'

motion to compel arbitration and to stay the proceedings, and of the district court's September 24, 1997 order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. Plaintiffs filed an amended notice of appeal on December 31, 1997. The PLM Entities believe that the allegations of the Koch action are completely without merit and intend to continue to defend this matter vigorously.

On June 5, 1997, the PLM Entities were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Growth Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the PLM Entities filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. By memorandum and order dated October 23, 1997, the district court denied the PLM Entities' petition to compel arbitration. On November 5, 1997, the PLM Entities filed an expedited motion for leave to file a motion for reconsideration of this order, which motion was granted on November 14, 1997. The parties have agreed to have oral argument on the reconsideration motion set for April 23, 1998. The state court action has been stayed pending the district court's decision on this motion.

In connection with her opposition to the Company's petition to compel arbitration, on August 22, 1997, the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Section 1709 and 1710. Plaintiff has also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required. The PLM Entities believe that the allegations of the amended complaint in the Romei action are completely without merit and intend to defend this matter vigorously.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1997.

                                     PART II

ITEM 5.           MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER
                  MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. The General Partner is the sole holder of such interests. Gross income in each year of the Partnership will be specially allocated to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero at the close of such year. The remaining interests in the profits and losses and distributions of the Partnership are owned as of December 31, 1997, by the 8,053 holders of units in the Partnership.

There are several secondary markets in which Limited Partnership Units trade. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are generally viewed as being inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a U.S. citizen or if the transfer would cause any portion of the units to be treated as plan assets. The Partnership may redeem a certain number of units each year under the terms of the Partnership's Limited Partnership Agreement, beginning November 24, 1995. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. As of December 31, 1997, the Partnership had agreed to purchase approximately 47,000 units for an aggregate price of approximately $0.5 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1998. As of December 31, 1997, the Partnership has repurchased a cumulative total of 70,983 units at a cost of $1.0 million. The General Partner may purchase additional units on behalf of the Partnership in the future.

ITEM 6.           SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

               For the years ended December 31, 1997, 1996, 1995,
                 1994, and 1993 (In thousands of dollars, except
                         weighted-average unit amounts)


                                                  1997            1996            1995             1994            1993
                                            ---------------------------------------------------------------------------------

Operating results:
  Total revenues                              $    32,723      $    31,436      $    33,445     $     37,467     $     20,072
  Net gain (loss) on disposition of
    equipment                                      10,121            7,214              128            4,295             (113)
  Loss on revaluation of equipment                     --               --               --            1,175               --
  Equity in net income of unconsolidated
    special-purpose entities                        3,384            3,426               --               --               --
  Net income (loss)                                 9,232            8,291           (1,974)          (1,680)          (3,266)

At year-end:
  Total assets                                $   103,961      $   113,525      $   121,957     $    139,848     $    160,529
  Total liabilities                                36,809           37,735           36,527           34,926           36,390
  Notes payable                                    30,000           31,286           30,000           30,000           30,000

Cash distribution                             $    17,384      $    17,467      $    17,518     $     17,537     $     14,828

Cash distributions representing
  a return of capital                         $     8,152      $     9,176      $    16,642     $     16,661     $     14,133

Per weighted-average limited partnership unit:


  Net income (loss)                           $      1.01      $      0.89      $     (0.34)    $      (0.31)       Various

                                                                                                                     according

  Cash distribution                           $      2.00      $      2.00      $      2.00     $       2.00           to
                                                                                                                    interim

  Cash distribution representing                                                                                     closings

    a return of capital                       $      0.99      $      1.11      $      2.00     $       2.00



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund VI (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various sectors of the transportation industry and its effect on the Partnership's overall financial condition.

(B)  Results of Operations -- Factors Affecting Performance

(1)      Re-leasing Activity and Re-pricing Exposure to Current Economic
         Conditions

The exposure of the Partnership's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be re-marketed. Major factors influencing the current market rate for transportation equipment include supply and demand for similar or comparable types or kinds of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, various regulations concerning the use of the equipment, and others. The Partnership experienced repricing exposure in 1997 primarily in its trailer and container portfolios.

     (a) Aircraft: The Partnership's aircraft continued to be on pre-existing leases throughout the year. Aircraft contribution decreased during 1997 due to the sale of aircraft equipment which were on lease in the previous year.

     (b) Trailers: The majority of the Partnership's trailer portfolio operates in short-term rental facilities or short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers were largely unaffected by re-leasing.

     (c) Marine Vessels: Marine vessel lease revenues remained relatively unchanged during 1997.

     (d) Marine Containers: All of the Partnership's marine containers that are on lease are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The decline in marine container contributions was due to equipment sales. Market conditions were relatively constant in repricing activity during 1997.

     (e) Other Equipment: While market conditions and other factors may have had some impact on lease rates in markets in which the Partnership owns the remainder of its equipment portfolio, the majority of this equipment was unaffected.

(2)      Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment, unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in reductions of contributions to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the leases, can result not only in reductions in contributions, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees.

     (a) Liquidations: During the year, the Partnership liquidated or sold marine vessels, aircraft components, marine containers, and trailers for $25.0 million. The sale proceeds of the owned equipment represented approximately 66% of the original cost of these assets.

     (b) Nonperforming Lessees: During 1997, the Partnership reposessed an aircraft from a lessee that did not comply with the terms of the lease agreement. The Partnership incurred legal fees, and reposession and repair costs associated with this lessee. In addition, the Partnership wrote off all outstanding receivables from this lessee. Currently, the Partnership expects to sell this asset.

(3)      Reinvestment Risk

Reinvestment risk occurs when (a) the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Partnership operations, (b) equipment is sold or liquidated for less than threshold amounts,
(c) proceeds from sales, losses, or surplus cash available for reinvestment cannot be reinvested at threshold lease rates, or (d) proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

During the first six years of operations, the Partnership intends to increase its equipment portfolio by investing surplus cash in additional equipment after fulfilling operating requirements and paying distributions to the partners. Subsequent to the end of the reinvestment period, the Partnership will continue to operate for another two years and then begin an orderly liquidation over an anticipated two-year period.

Other nonoperating funds for reinvestment are generated from the sale of equipment prior to the Partnership's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements, or from the exercise of purchase options written into certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

During 1997, the Partnership purchased an interest in an entity that owns a marine vessel for $10.6 million.

In 1997, the Partnership entered into a commitment to purchase a MD-80 Stage III commercial aircraft for $13.4 million. The Partnership made a deposit of $1.3 million toward this purchase in 1997 which is included in this balance sheet as equipment acquisition deposits. The Partnership completed the purchase of this equipment during January 1998 and paid $0.7 million for acquisition and lease negotiation fees to FSI related to this acquisition.

(4)      Equipment Valuation

In March 1995, the Financial Accounting Standards Board (FASB) issued statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material, as the method previously employed by the Partnership was consistent with SFAS 121. In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment portfolio at least annually in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected future lease revenues plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions were required to the carrying value of equipment during 1997, 1996 or 1995.

As of December 31, 1997, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including equipment owned by USPEs, to be approximately $124.7 million.

(C)      Financial Condition -- Capital Resources, Liquidity, and
         Unit Redemption Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering, borrowings from the Committed Bridge Facility (described below) and permanent debt financing. No further capital contributions from original partners are permitted under the terms of the Partnership's limited partnership agreement. The Partnership's total outstanding indebtedness, currently $30.0 million, can only be increased by a maximum of $5.0 million subject to specific covenants in existing debt agreements unless the Partnership's senior lender will issue a waiver. The Partnership relies on operating cash flow to meet its operating obligations and to make cash distributions to the limited partners.

For the year ended December 31, 1997, the Partnership generated $15.4 million in operating cash (net cash provided by operating activities plus cash distributions from unconsolidated special-purpose entities) to meet its operating obligations and maintain the current level of distributions (total in 1997 of approximately $17.4 million) to the partners, but also used undistributed available cash from prior periods of approximately $1.9 million.

Beginning December 1, 1994, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered for such units will be equal to 110% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that unit. As of December 31, 1997, the Partnership had agreed to purchase approximately 47,000 units for an aggregate price of approximately $0.5 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1998.

During 1997 the Partnership borrowed $1.0 million and $9.0 million from the General Partner for 52 days and 3 days, respectively. The General Partner charged the Partnership market interest rates. Total interest paid to the General Partner was $17,000.

The General Partner has entered into a joint $50.0 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth Fund V (EGF V), PLM Equipment Growth & Income Fund VII (EGFVII), and Professional Lease Management Income Fund I (Fund I), all affiliated investment programs; TEC Acquisub, Inc. (TECAI); an indirect wholly-owned subsidiary of the General Partner; and American Finance Group, Inc. (AFG), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on December 2, 1997 to expire on November 2, 1998. The Partnership, EGF V, EGF VII, Fund I, and TECAI may collectively borrow up to $35.0 million of the Committed Bridge Facility and AFG may borrow up to $50.0 million. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. Individual borrowings for the Partnership may be outstanding for no more than 179 days, with all advances due no later than November 2, 1998. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option, and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1997, AFG had $23.0 million in outstanding borrowings. No other eligible borrower had any outstanding borrowings. The General Partner believes it will renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.


















                      (this space intentionally left blank)

(D)      Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)       Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the year ended December, 31, 1997, when compared to the same period of 1996. The following table presents revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                              For the Years
                                                                            Ended December 31,
                                                                          1997              1996
                                                                      ------------------------------
Rail equipment                                                          $  3,134          $  2,774
Aircraft, aircraft engines, and components                                 3,083             3,982
Trailers                                                                   2,890             3,148
Marine containers                                                          1,668             2,179
Marine vessels                                                             1,610             3,816


Rail Equipment: Rail equipment lease revenues and direct expenses were $4.1 million and $1.0 million, respectively, for the year ended December, 31, 1997, compared to $4.1 million and $1.3 million, respectively, during the same period of 1996. Although the railcar fleet remained relatively the same size for both years, the increase in railcar contribution resulted from fewer running repairs during 1997 than were required on certain of the railcars in the fleet during 1996.

Aircraft, Aircraft Engines, and Components: Aircraft lease revenues and direct expenses were $3.6 million and $0.5 million, respectively, for the year ended December, 31, 1997, compared to $4.2 million and $0.2 million, respectively, during 1996. The decrease in aircraft contribution was due to the sale of two aircraft engines during the second quarter of 1996 and the sale of the aircraft components during the fourth quarter of 1997.

Trailers: Trailer lease revenues and direct expenses were $3.8 million and $0.9 million, respectively, for the year ended December, 31, 1997, compared to $4.2 million and $1.1 million, respectively, during 1996. The number of trailers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine Containers: Marine container lease revenues and direct expenses were $1.7 million and $13,000, respectively, for the year ended December, 31, 1997, compared to $2.2 million and $12,000, respectively, during 1996. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Marine Vessels: Marine vessel lease revenues and direct expenses were $8.9 million and $7.3 million, respectively, for the year ended December, 31, 1997, compared to $8.9 million and $5.1 million, respectively, during 1996. The decrease in marine vessel contribution was due in part to the sale of two marine vessels during the fourth quarter of 1997. The decrease in marine contribution caused by these dispositions was offset in part by an increase in marine vessel lease revenues due to the purchase of two marine vessels during the second quarter of 1996 that were on lease for the full year of 1997, compared to being on lease for only a partial period of 1996. The increase in lease revenues from the purchased marine vessels was offset in part by lower day rates earned on two marine vessels that were sold during 1997, when compared to 1996. Direct expenses increased $2.2 million during the year ended 1997, due primarily to repairs to two marine vessel that were not needed during 1996 and an increase in the liability insurance for these marine vessels.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $17.0 million for the year ended December, 31, 1997 decreased from $18.8 million for the same period in 1996. The significant variances are explained as follows:

     (i) A $2.6 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1997 and 1996 and the double-declining balance method of depreciation.

     (ii) A $0.2 million decrease in management fees was due to lower lease revenues.

     (iii) A $0.7 million increase in administrative expenses was because of the additional professional services needed to collect outstanding receivables due from certain nonperforming lessees.

     (iv) A $0.3 million increase in the allowance for bad debts was due to an increase in uncollectable amounts due from certain lessees during 1997.

(c) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the year ended December 31, 1997 totaled $10.1 million, which resulted from the sale of aircraft components, marine containers, and trailers, with an aggregate net book value of $5.4 million, for proceeds of $7.2 million, and the sale of two marine vessels with a net book value of $10.3 million for proceeds of $17.8 million. Included in the gain of $8.3 million from the sale of the marine vessels is the unused portion of accrued drydocking of $0.8 million. For the year ended December, 31, 1996, the $7.2 million net gain on the disposition of equipment resulted from the sale or disposal of marine containers, aircraft engines, trailers, and railcars, with an aggregate net book value of $6.0 million, for proceeds of $7.0 million., In addition, one marine vessel with a net book value of $14.6 million was sold for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel was the unused portion of accrued drydocking of $0.1 million.

(d)       Interest and Other Income

Interest and other income decreased $0.1 million during the year of 1997 when compared to the same period of 1996. Interest income decreased $0.4 million during 1997, due to lower cash balances available for investment. This decrease was offset, in part, by the receipt of $0.3 million in business interruption claims during 1997 resulting from the off-hire status of a marine vessel that had various mechanical breakdowns.

(e)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                               For the Years
                                                                            Ended December, 31,

                                                                           1997               1996
                                                                      ---------------------------------
Aircraft                                                                $   4,090           $  (1,853)
Mobile offshore drilling unit                                                   1               5,694
Marine vessels                                                               (707 )              (415)


Aircraft: As of December, 31, 1997, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft, an interest in a trust that owns two commercial aircraft on direct finance lease, and an interest in a trust that holds four commercial aircraft. As of December, 31, 1996, the Partnership owned an interest in an entity that owned a Boeing 767 commercial aircraft, an interest in a trust that held two commercial aircraft on direct finance lease, and an interest in a trust that held ten commercial aircraft. During the year ended December 31, 1997, lease revenues of $7.6 million and the gain from the sale of an interest in a trust that held six commercial aircraft, of $3.4 million, were offset by depreciation and administrative expenses of $6.9 million. During the same period of 1996, lease revenues of $6.3 million were offset by depreciation and administrative expenses of $8.2 million. The increase of $1.3 million in revenues was due to the purchase of a trust that owns two commercial aircraft on direct finance lease during 1997 and the purchase of a trust that holds five commercial aircraft during the latter half of the first quarter of 1996. The decrease of $1.3 million in depreciation and administrative expenses was primarily due to the double-declining balance method of depreciation

Mobile Offshore Drilling Unit: As of December, 31, 1997, the Partnership owned an interest in a rig that was purchased during the fourth quarter of 1996. In the third quarter of 1996, the Partnership sold its interest in another rig. During the year ended December 31, 1997, revenues of $1.1 million were offset by depreciation and administrative expenses of $1.1 million. During the same period of 1996, revenues of $0.8 million and the gain from the sale of the rig of $5.8 million were offset by depreciation and administrative expenses of $0.9 million.

Marine Vessels: As of December, 31, 1997, the Partnership owned an interest in entities that own three marine vessels, one of which was purchased during the third quarter of 1997. As of December, 31, 1996, the Partnership owned an interest in two marine vessels. During the year ended December, 31, 1997, revenues of $3.2 million were offset by depreciation and administrative expenses of $3.9 million. During the same period of 1996, revenues of $1.6 million were offset by depreciation and administrative expenses of $2.0 million. The primary reason revenues and expenses increased during 1997 was due to the purchase of an interest in an entity that owns a marine vessel during 1997.

(f)      Net Income

As a result of the foregoing, the Partnership's net income for the year ended December, 31, 1997 was $9.2 million, compared to a net income of $8.3 million during the same period in 1996. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December, 31, 1997 is not necessarily indicative of future periods. In the year ended December, 31, 1997, the Partnership distributed $16.5 million to the limited partners, or $2.00 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1996 and 1995

(a)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1996, when compared to the same period of 1995. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                              For the Years


                                                                            Ended December 31,
                                                                          1996              1995
                                                                      ------------------------------
Aircraft and aircraft engines                                           $ 3,982           $ 4,571
Marine vessels                                                            3,816             5,661
Trailers                                                                  3,148             4,080
Rail equipment                                                            2,774             3,252
Marine containers                                                         2,179             2,880


Aircraft and Aircraft Engines: Aircraft lease revenues and direct expenses were $4.2 million and $0.2 million, respectively, for the year ended December 31, 1996, compared to $4.9 and $0.3 million, respectively, during the same period of 1995. The decrease in aircraft contribution was due to a lower re-lease rate earned on two aircraft engines that were sold during 1996 compared to the same period during 1995.

Marine Vessels: Marine vessel lease revenues and direct expenses were $8.9 million and $5.1 million, respectively, for the year ended December 31, 1996, compared to $10.7 million and $5.1 million, respectively, during the same period of 1995. The decrease in marine vessel contribution during 1996 was due to lower day rates earned by two marine vessels and the sale of a marine vessel during the first quarter of 1996, which was offset in part by the purchase of two marine vessels during the first quarter of 1996, when compared to the same period of 1995.

Trailers: Trailer lease revenues and direct expenses were $4.2 million and $1.0 million, respectively, for the year ended December 31, 1996, compared to $5.0 million and $1.0 million, respectively, during the same period of 1995. The number of trailers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer net contribution. In addition, the trailer fleet is experiencing lower utilization in the PLM-affiliated short-term rental yards due to soft market conditions.

Rail Equipment: Rail equipment lease revenues and direct expenses were $4.1 million and $1.3 million, respectively, for the year ended December 31, 1996, compared to $4.1 million and $0.9 million, respectively, during the same period of 1995. Although the rail fleet remained relatively the same size for both periods, the decrease in rail contribution resulted from running repairs required on certain of the railcars in the fleet during 1996 that were not needed during 1995.

Marine Containers: Marine container lease revenues and expenses were $2.2 million and $12,000, respectively, for the year ended December 31, 1996, compared to $2.9 million and $23,000, respectively, during the same period of 1995. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has resulted in a decrease in marine container net contribution.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $18.8 million for the year ended December 31, 1996 decreased from $21.4 million for the same period in 1995. The variances are explained as follows:

     (i) A $3.4 million decrease in depreciation and amortization expenses from 1995 levels reflects the sale of certain assets during 1996 and 1995 and the double-declining balance method of depreciation. These decreases were offset in part by the purchase of two marine vessels during the first quarter of 1996.

     (ii) A $0.1 million decrease in management fees was due to lower revenues earned, when compared to the same period of 1995.

     (iii) A $0.1 million decrease in administrative expenses was due to the lower costs associated with data processing services and general administration of the Partnership, when compared to the same period of 1995.

     (iv) A $0.7 million increase in bad debt expense was due to an increase in uncollectible amounts due from certain lessees.

     (v) A $0.3 million increase in interest expense was due to the net increase in short-term debt of $12.5 million, which was in place for six months during 1996, compared to $1.7 million in short-term debt, which was in place for three months during the same period of 1995.

(c) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of equipment for the year ended December 31, 1996 totaled $7.2 million, which resulted primarily from the sale of a marine vessel that was held for sale as of December 31, 1995, with a net book value of $14.6 million at the date of sale, for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel is the unused portion of accrued drydocking of $0.1 million. Other equipment sold or disposed of during 1996 included marine containers, trailers, aircraft engines, and railcars, with an aggregate net book value of $6.0 million, for proceeds of $7.0 million. The net gain on the disposition of equipment for the year ended
December 31, 1995 totaled $0.1 million, which resulted from the sale or disposition of marine containers, trailers, and a railcar, with an aggregate net book value of $0.9 million, for proceeds of $1.0 million.

(d)      Interest and Other Income

Interest and other income increased $0.2 million during the year ended December 31, 1996, which was due primarily to an increase in interest income from higher cash balances available for investments, when compared to the same period of 1995.

(e)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

The net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                              For the Years
                                                                            Ended December 31,

                                                                            1996             1995
                                                                      --------------------------------
Mobile offshore drilling unit                                           $    5,694        $     (269)

Marine vessels                                                                (415)             (130)

Aircraft                                                                    (1,853)           (1,113)


Mobile Offshore Drilling Unit: As of December 31, 1996, the interest in the entity that owned a rig was sold by the General Partner. The increase in net income of $5.9 million during the year ended December 31, 1996 resulted primarily from the gain on the sale of the rig. The Partnership's share of the liquidating distribution was $11.7 million. Revenues of $0.8 million earned during the year ended December 31, 1996 were offset by depreciation and administrative expenses of $0.9 million. During the same period of 1995, revenues of $1.2 million were offset by depreciation and administrative expenses of $1.5 million.

Marine Vessel: As of December 31, 1996, the Partnership owned a 20% interest in an entity that owns a marine vessel and a 50% interest in another entity that owns a marine vessel, purchased during the first quarter of 1996. As of December 31, 1995, the Partnership only owned the 20% interest in the marine vessel. During the year ended December 31, 1996, revenues of $1.6 million were offset by depreciation and administrative expenses of $2.0 million. During the same period of 1995, revenues of $0.7 million were offset by depreciation and administrative expenses of $0.8 million.

Aircraft: As of December 31, 1996, the Partnership had an interest in a trust that owns a Boeing 767 commercial aircraft and had acquired an interest in two trusts that own 10 commercial aircraft during the latter half of 1995 and the first quarter of 1996; then, during the fourth quarter of 1996, the Partnership purchased an interest in a trust owning two commercial aircraft on direct finance lease. As of December 31, 1995, the Partnership had an interest in the trust holding the Boeing 767 commercial aircraft and purchased an interest in a trust containing seven commercial aircraft. During the year ended December 31, 1996, revenues of $6.3 million were offset by depreciation and administrative expenses of $8.2 million. During the same period of 1995, revenues of $3.4 million were offset by depreciation and administrative expenses of $4.5 million.

(f)      Net Income (Loss)

As a result of the foregoing, the Partnership's net income of $8.3 million for the year ended December 31, 1996 increased from a net loss of $2.0 million during the same period in 1995. The Partnership's ability to operate and liquidate assets, secure leases, and re-lease those assets whose leases expire during the remainder of the Partnership is subject to many factors, and the Partnership's performance in the year ended December 31, 1996 is not necessarily indicative of future periods. For the year ended December 31, 1996, the
Partnership distributed $16.6 million to the unitholders, or $2.00 per weighted-average limited partnership unit.

(E)  Geographic Information

Certain of the Partnership equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the General Partner believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to the financial statements, Note 3 for information on the revenues, income (loss), and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made to either redeploy the assets in the most advantageous geographic location or sell the assets.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to U.S.- domiciled lessees consist of trailers and railcars. During 1997, U.S. lease revenues accounted for 22% of the total lease revenues of wholly and partially owned equipment, while net income accounted for 13% of the total aggregate net income for the Partnership. The primary reason for this relationship is that a large gain was realized from the sale of an asset in other geographic regions. In addition, the Partnership depreciates its rail equipment over a 15-year period versus 12 years for other equipment types owned and leased in other geographic regions.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to Canadian-domiciled lessees consist of aircraft and railcars. During 1997, Canadian lease revenues accounted for 13% of the total lease revenues of wholly and partially owned equipment, while net income accounted for 39% of the total aggregate net income for the Partnership. The primary reason for this relationship is that a large gain was realized from the sale of assets in this geographic region.

The Partnership's investment in an aircraft owned by a USPE on lease to South American-domiciled lessees during 1997 accounted for 9% of the total lease revenues of wholly and partially owned equipment. South American operations accounted for 2% of the total aggregate net income for the Partnership. The primary reason for this relationship is that a large gain was realized from the sale of assets in other geographic regions.

The Partnership's owned equipment that was on lease to lessees domiciled in Asia consists of aircraft. Lease revenues in this region accounted for 8% of the total lease revenues of wholly and partially owned equipment and recorded a net loss $1.2 million when compared to the total aggregate net income of the Partnership of $9.2 million. The primary reason for this relationship is that during 1997 the Partnership reserved $1.2 million in bad debts for this region.

The Partnership's sold equipment that was on lease to lessees in Europe consisted of two packages of aircraft rotable spare-part components, which accounted for 3% of lease revenues of wholly and partially owned equipment in 1997, while net income accounted for $2.4 million of the total aggregate net income for the Partnership. The primary reason for the income is that a large gain was realized from the sale of all equipment in this geographic region.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels, a rig, and marine containers. During 1997, lease revenues from these operations accounted for 45% of the total lease revenues of wholly and partially owned equipment, while net income from these operations accounted for $5.4 million when compared to the total aggregate net income for the Partnership. The primary reason for this relationship is that during 1996 the Partnership sold two marine vessels for a gain of $8.3 million.

(F)  Year 2000 Compliance

The General Partner is currently addressing the Year 2000 computer software issue. The General Partner is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of these modifications allocable to the Partnership will be material.

(G)  Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 1997, 1996, or 1995.

(I)  Forward-Looking Information

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

(J)  Outlook for the Future

Several factors may affect the Partnership's operating performance in 1998 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors. In 1997, market conditions, supply and demand equilibrium, and other factors varied in several markets. In the container market, continued industry consolidations, and other factors, are helping increase utilization resulting in higher per diem rates and returns. In the dry over-the-road trailer markets, strong demand and a backlog of new equipment deliveries produced high utilization and returns. The marine vessel, rail, and mobile offshore drilling unit markets can generally be categorized by increasing rates, as the demand for equipment is increasing faster than new additions, net of retirements. Finally, the Partnership has made plans to sell specific narrowbody Stage II aircraft and has made plans to install a hushkit on the others in order to continue operating. These different markets have had individual effects on the performance of Partnership equipment, in some cases resulting in a decline in performance and in others in an improvement in performance.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

The Partnership intends to use excess cash flow, if any, after payment of expenses and cash distributions to acquire additional equipment during the first seven years of Partnership operations. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

(1)      Repricing and Reinvestment Risk

Certain portions of the Partnership's aircraft, marine vessel, railcar, and trailer portfolios will be remarketed in 1998 as existing leases expire, exposing the Partnership to repricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance.

(2)      Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations or sale of equipment.

(3)      Additional Capital Resources and Distribution Levels

The Partnership's initial contributed capital was composed of the proceeds from its initial offering, supplemented later by permanent debt in the amount of $30.0 million. The General Partner has not planned any expenditures, nor is it aware of any contingencies, that would cause it to require any additional capital or debt (an additional $5.0 million of debt is allowable under the Partnership's debt agreement covenants) to that mentioned above.

Pursuant to the limited partnership agreement, the Partnership will cease to reinvest surplus cash in additional equipment beginning in its seventh year of operations, which commences on January 1, 2000. The General Partner intends to continue its strategy of selectively redeploying equipment throughout the reinvestment phase of the Partnership to achieve competitive returns. By the end of this reinvestment period, the General Partner intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership sufficient to meet its obligations and sustain a predictable level of distributions to the partners.

The General Partner believes the current level of distributions can be maintained throughout 1998 using cash from operations, undistributed available cash from prior periods, and proceeds from sales or dispositions of equipment, if necessary. Subsequent to this period, the General Partner will evaluate the level of distributions the Partnership can sustain over extended periods of time and, together with other considerations, may adjust the level of distributions accordingly. In the long term, the difficulty in predicting market conditions precludes the General Partner from accurately determining the impact on liquidity or distribution levels.

The Partnership's permanent debt obligation begins to mature in November 2001. The General Partner believes that sufficient cash flow will be available in the future for repayment of debt.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                                     PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International (and key executive officers of its subsidiaries) and of PLM Financial Services, Inc. are as follows:


Name                                     Age                   Position
-------------------------------------------------------------------------------------------------------------------------

Robert N. Tidball                        59                    Chairman of the Board, Director, President,
                                                               and Chief Executive Officer, PLM International, Inc.;
                                                               Director, PLM Financial Services, Inc.;
                                                               Vice President, PLM Railcar Management Services, Inc.;
                                                               President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    50                    Director, PLM International, Inc.

Douglas P. Goodrich                      51                    Director and Senior Vice President, PLM International;
                                                               Director and President, PLM Financial Services, Inc.;
                                                               President, PLM Transportation Equipment Corporation;
                                                               President, PLM Railcar Management Services, Inc.

Harold R. Somerset                       63                    Director, PLM International, Inc.

Robert L. Witt                           57                    Director, PLM International, Inc.

J. Michael Allgood                       49                    Vice President and Chief Financial Officer,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Stephen M. Bess                          51                    President, PLM Investment Management, Inc. and PLM Securities Corp.;
                                                               Vice President and Director, PLM Financial Services, Inc.

Richard K Brock                          35                    Vice President and Corporate Controller,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Frank Diodati                            43                    President, PLM Railcar Management Services Canada Limited

Steven O. Layne                          43                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Worldwide Management Services Ltd.

Susan C. Santo                           35                    Vice President, Secretary, and General Counsel,
                                                               PLM International, Inc. and PLM Financial Services, Inc.

Thomas L. Wilmore                        55                    Vice President, PLM Transportation Equipment Corporation;
                                                               Vice President, PLM Railcar Management Services, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment to President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies in the United States and abroad, as well as a senior advisor to the investment banking firm of Prudential Securities, where he has been employed since 1987. Mr. Caudill also serves as a director of VaxGen, Inc. and SBE, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a senior vice president since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation, a subsidiary of Guardian Industries Corporation of Chicago, Illinois, from December 1980 to September 1985.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a recently acquired subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978, a position in which he continues to serve. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President, General Counsel, and Secretary. In addition to a law degree from Harvard Law School, Mr. Somerset also holds degrees in civil engineering from the Rensselaer Polytechnic Institute and in marine engineering from the US Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

Robert L. Witt was elected to the Board of Directors in June 1997. Since 1993, Mr. Witt has been a principal with WWS Associates, a consulting and investment group specializing in start-up situations and private organizations about to go public. Prior to that, he was Chief Executive Officer and Chairman of the Board of Hexcel Corporation, an international advanced materials company with sales primarily in the aerospace, transportation, and general industrial markets. Mr. Witt also serves on the boards of directors for various other companies and organizations.

J. Michael Allgood was appointed Vice President and Chief Financial Officer of PLM International in October 1992 and Vice President and Chief Financial Officer of PLM Financial Services, Inc. in December 1992. Between July 1991 and October 1992, Mr. Allgood was a consultant to various private and public-sector companies and institutions specializing in financial operations systems development. In October 1987, Mr. Allgood co-founded Electra Aviation Limited and its holding company, Aviation Holdings Plc of London, where he served as Chief Financial Officer until July 1991. Between June 1981 and October 1987, Mr. Allgood served as a first vice president with American Express Bank Ltd. In February 1978, Mr. Allgood founded and until June 1981 served as a director of Trade Projects International/Philadelphia Overseas Finance Company, a joint venture with Philadelphia National Bank. From March 1975 to February 1978, Mr. Allgood served in various capacities with Citibank, N.A.

Stephen M. Bess was appointed Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Securities Corporation in June 1996 and President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

Richard K Brock was appointed Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. in June 1997, having served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

Frank Diodati was appointed President of PLM Railcar Management Services Canada Limited in 1986. Previously, Mr. Diodati was Manager of Marketing and Sales for G.E. Railcar Services Canada Limited.

Steven O. Layne was appointed Vice President of PLM Transportation Equipment Corporation's Air Group in November 1992, and was appointed Vice President and Director of PLM Worldwide Management Services Limited in September 1995. Mr. Layne was its Vice President, Commuter and Corporate Aircraft beginning in July 1990. Prior to joining PLM, Mr. Layne was Director of Commercial Marketing for Bromon Aircraft Corporation, a joint venture of General Electric Corporation and the Government Development Bank of Puerto Rico. Mr. Layne is a major in the United States Air Force Reserves and a senior pilot with 13 years of accumulated service.

Susan C. Santo became Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International since 1990 and served as its Senior Attorney since 1994. Previously, Ms. Santo was engaged in the private practice of law in San Francisco. Ms. Santo received her J.D. from the University of California, Hastings College of the Law.

Thomas L.  Wilmore was  appointed  Vice  President,  Rail of PLM  Transportation
Equipment Corporation in March 1994, and has served as Vice President of Marketing for PLM Railcar Management Services, Inc. since May 1988. Prior to joining PLM, Mr. Wilmore was Assistant Vice President and Regional Manager for MNC Leasing Corporation in Towson, Maryland from February 1987 to April 1988. From July 1985 to February 1987, he was President and co-owner of Guardian Industries Corporation, Chicago, and between December 1980 and July 1985, Mr. Wilmore was an executive vice president for its subsidiary, G.I.C. Financial Services Corporation. Mr. Wilmore also served as Vice President of Sales for Gould Financial Services, located in Rolling Meadows, Illinois, from June 1978 to December 1980.

The directors of PLM International are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International or PLM Financial Services, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1997.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A)      Security Ownership of Certain Beneficial Owners

         The General Partner is generally entitled to a 5% interest in the profits and losses and distributions of the Partnership. As of December 31, 1997, no investor was known by the General Partner to beneficially own more than 5% of the units of the Partnership.

     (B)      Security Ownership of Management

         Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any units of the Partnership as of December 31, 1997.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A)      Transactions with Management and Others

         During 1997, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $1.2 million, and administrative and data processing services performed on behalf of the Partnership, $0.9 million. The Partnership paid Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International, $0.2 million for insurance coverages during 1997; these amounts were paid substantially to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

         During 1997, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.5 million; administrative and data processing services, $0.1 million; equipment acquisition fees, $0.4 million, and lease negotiation fees, $0.1 million. The USPEs paid TEI $0.1 million for insurance coverages during 1997.

     (B)      Certain Business Relationships

         None.

     (C)      Indebtedness of Management

         None.

     (D)      Transactions with Promoters

         None.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)      1.  Financial Statements

              The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

     (b)    Reports on Form 8-K

              None.

     (c)    Exhibits

      4. Limited Partnership Agreement of Partnership. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-40093) which became effective with the Securities and Exchange Commission on December 23, 1991. - -

      10.1 Management Agreement between Partnership and PLM Investment Management, Inc. Incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-40093) which became effective with the Securities and Exchange Commission on December 23, 1991.

      10.2 Note Agreement, dated as of August 1, 1993, regarding $30.0 million in 6.7% senior notes due November 17, 2003.

      10.3 Third Amended and Restated Warehousing Credit Agreement, dated as of December 2, 1997, with First Union National Bank of North Carolina and others.

      24.     Powers of Attorney.










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


Dated: March 24, 1998              PLM EQUIPMENT GROWTH FUND VI
                                   PARTNERSHIP

                                   By:      PLM Financial Services, Inc.
                                            General Partner


                                   By:      /s/ Douglas P. Goodrich
                                            ------------------------
                                            Douglas P. Goodrich
                                            President and Director


                                   By:      /s/ Richard K Brock
                                            -------------------------
                                            Richard K Brock
                                            Vice President and
                                            Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                            Capacity                     Date



*_______________________
Robert N. Tidball               Director, FSI               March 24, 1998



*_______________________
Douglas P. Goodrich             Director, FSI               March 24, 1998



*_______________________
Stephen M. Bess                 Director, FSI               March 24, 1998

*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan Santo
------------------------
Susan Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                   Page

Report of independent auditors                                       29

Balance sheets as of December 31, 1997 and 1996                      30

Statements of operations for the years ended December 31, 1997,
     1996, and 1995                                                  31

Statements of changes in partners' capital for the years
     ended December 31, 1997, 1996, and 1995                         32

Statements of cash flows for the years ended December 31, 1997,
     1996, and 1995                                                  33

Notes to financial statements                                   34 - 43


All other financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS


The Partners
PLM Equipment Growth Fund VI:


We have audited the financial statements of PLM Equipment Growth Fund VI, as listed in the accompanying index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We have conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund VI as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


/S/ KPMG PEAT MARWICK LLP
-------------------------------

SAN FRANCISCO, CALIFORNIA
March 12, 1998

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)



                                                                                     1997                   1996
                                                                               ---------------------------------------
Assets:


Equipment held for operating leases, at cost                                     $     71,597          $    109,551
Less accumulated depreciation                                                         (33,895)              (46,544)
                                                                               ---------------------------------------
  Net equipment                                                                        37,702                63,007

Cash and cash equivalents                                                              14,204                 3,017
Restricted cash                                                                           792                 1,285
Accounts receivable, less allowance for doubtful accounts of
    $2,524 in 1997 and $1,188 in 1996                                                   2,560                 3,253
Investments in unconsolidated special-purpose entities                                 46,796                42,119
Net investment in direct finance lease                                                    153                   254
Lease negotiation fees to affiliate, less accumulated
    amortization of $92 in 1996 and $291 in 1996                                           58                   139
Debt issuance costs, less accumulated amortization
    of $61 in 1997 and $45 in 1996                                                         91                   107
Debt placement fees to affiliate, less accumulated
    amortization of $59 in 1997 and $45 in 1996                                            89                   103
Prepaid expenses and other assets                                                         181                   241
Equipment acquisition deposits                                                          1,335                    --
                                                                               ---------------------------------------

      Total assets                                                               $    103,961          $    113,525
                                                                               =======================================

Liabilities and partners' capital:

Liabilities:
Accounts payable and accrued expenses                                            $      1,296          $      1,048
Due to affiliates                                                                       2,822                 2,177
Lessee deposits and reserve for repairs                                                 2,691                 3,224
Short-term note payable                                                                    --                 1,286
Note payable                                                                           30,000                30,000
                                                                               ---------------------------------------
  Total liabilities                                                                    36,809                37,735
                                                                               ---------------------------------------

Partners' capital:
Limited partners (limited partnership units of 8,247,264 and
      8,286,966 as of December 31, 1997 and 1996, respectively)                        67,152                75,790
General Partner                                                                            --                    --
                                                                               ---------------------------------------
  Total partners' capital                                                              67,152                75,790
                                                                               ---------------------------------------

      Total liabilities and partners' capital                                    $    103,961          $    113,525
                                                                               =======================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                        For the years ended December 31,

         (In thousands of dollars, except weighted-average unit amounts)




                                                                    1997              1996              1995
                                                              ----------------------------------------------------
Revenues:

Lease revenue                                                  $     22,116       $     23,592       $   32,878
Interest and other income                                               486                630              439
Net gain on disposition of equipment                                 10,121              7,214              128
                                                              ----------------------------------------------------
  Total revenues                                                     32,723             31,436           33,445
                                                              ----------------------------------------------------

Expenses:

Depreciation and amortization                                         9,793             12,394           21,993
Management fees to affiliate                                          1,187              1,363            1,775
Repairs and maintenance                                               4,743              3,085            3,108
Equipment operating expenses                                          3,635              3,775            3,245
Interest expense                                                      2,296              2,339            2,044
Insurance expense to affiliate                                          224                186              603
Other insurance expenses                                              1,277                694              547
General and administrative expenses
    to affiliates                                                       860                953            1,161
Other general and administrative expenses                             1,587                766              684
Provision for bad debts                                               1,273              1,016              259
                                                              ----------------------------------------------------
    Total expenses                                                   26,875             26,571           35,419
                                                              ----------------------------------------------------

Equity in net income of unconsolidated
    special-purpose entities                                          3,384              3,426               --
      Net income (loss)                                        $      9,232       $      8,291       $   (1,974)
                                                              ====================================================

Partners' share of net income (loss):

Limited partners                                               $      8,363       $      7,418       $   (2,850)
General Partner                                                         869                873              876
                                                              ----------------------------------------------------

Total                                                          $      9,232       $      8,291       $   (1,974)
                                                              ====================================================

Net income (loss) per weighted-average limited
    partnership unit (8,257,256, 8,292,853, and
    8,318,247 in 1997, 1996, and 1995, respectively)           $       1.01       $       0.89       $    (0.34)
                                                              ====================================================

Cash distribution                                              $     17,384       $     17,467       $   17,518
                                                              ====================================================

Cash distribution per weighted-average
    limited partnership unit                                   $       2.00       $       2.00       $     2.00
                                                              ====================================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the years ended December 31, 1997, 1996, and 1995

                            (in thousands of dollars)




                                                         Limited              General
                                                         Partners            Partners              Total
                                                     ---------------------------------------------------------

Partners' capital as of December 31, 1994              $   104,922         $        --         $    104,922

Net income (loss)                                           (2,850 )               876               (1,974)

Cash distribution                                          (16,642 )              (876 )            (17,518)
                                                     ---------------------------------------------------------

  Partners' capital as of December 31, 1995                 85,430                  --               85,430

Net income                                                   7,418                 873                8,291

Repurchase of limited partnership units                       (464 )                --                 (464)

Cash distribution                                          (16,594 )              (873 )            (17,467)
                                                     ---------------------------------------------------------

  Partners' capital as of December 31, 1996                 75,790                  --               75,790

Net income                                                   8,363                 869                9,232

Repurchase of limited partnership units                       (486 )                --                 (486)

Cash distribution                                          (16,515 )              (869 )            (17,384)
                                                     ---------------------------------------------------------

  Partners' capital as of December 31, 1997            $    67,152         $        --         $     67,152
                                                     =========================================================

























                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the years ended December 31,

                            (In thousands of dollars)



                                                                                  1997            1996            1995
                                                                             -----------------------------------------------
Operating activities:
Net income (loss)                                                              $    9,232      $    8,291     $   (1,974 )
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
  Net gain on disposition of equipment                                            (10,121 )        (7,214)          (128 )
  Equity in net income from unconsolidated special-purpose entities                (3,384 )        (3,426)            --
  Depreciation and amortization                                                     9,793          12,394         21,993
  Changes in operating assets and liabilities:
    Restricted cash                                                                   493              13           (551 )
    Accounts receivable                                                               946             160           (711 )
    Prepaid expenses and other assets                                                  60             (14)            46
    Accounts payable and accrued expenses                                             (34 )           196            387
    Due to affiliates                                                                 645             217            (59 )
    Lessee deposits and reserve for repairs                                           240             448            914
                                                                             -----------------
                                                                                             -------------------------------
      Net cash provided by operating activities                                     7,870          11,065         19,917
                                                                             -----------------------------------------------

Investing activities:
Payments for purchase of equipment                                                    (17 )       (13,927)        (4,688 )
Investment in and equipment purchased and placed in
   unconsolidated special-purpose entities                                        (10,604 )       (26,287)            --
Distribution from unconsolidated special-purpose entities                           7,575           7,941             --
Distribution from liquidation of
   unconsolidated special-purpose entities                                          1,736          11,677             --
Payments of acquisition fees to affiliate                                              --            (675)          (194 )
Payments for equipment acquisition deposits                                        (1,335 )            --         (1,880 )
Principal payments received on direct finance lease                                   101              41             --
Payments of lease negotiation fees to affiliate                                        --            (152)           (43 )
Proceeds from disposition of equipment                                             25,017          27,379          1,038
                                                                             -----------------------------------------------
      Net cash provided by (used in) investing activities                          22,473           5,997         (5,767 )
                                                                             -----------------------------------------------

Financing activities:
Proceeds from short-term-note payable                                              10,551          12,506             --
Payments of short-term note payable                                               (11,837 )       (11,220)            --
Proceeds from short-term loan from affiliate                                       10,001              --             --
Payment of short-term loan to affiliate                                           (10,001 )            --             --
Cash distribution paid to limited partners                                        (16,515 )       (16,594)       (16,642 )
Cash distribution paid to General Partner                                            (869 )          (873)          (876 )
Repurchase of limited partnership units                                              (486 )          (464)            --
                                                                             -----------------------------------------------
      Net cash used in financing activities                                       (19,156 )       (16,645)       (17,518 )
                                                                             -----------------------------------------------

Net increase (decrease) in cash and cash equivalents                               11,187             417         (3,368 )
Cash and cash equivalents at beginning of year (see Note 4)                         3,017           2,600          6,246
                                                                             ------------------------------------------------
Cash and cash equivalents at end of year                                       $   14,204      $    3,017     $    2,878
                                                                             ===============================================

Supplemental information:
Interest paid                                                                  $    2,297      $    2,513     $    1,869
                                                                             ===============================================
Supplemental disclosure of noncash investing and financing activities:
   Direct finance billing included in accounts receivable                      $        9      $        8     $       --
                                                                             ===============================================
   Sale proceeds included in accounts receivable                               $      290      $       38     $       --
                                                                             ===============================================
   Sales commissions in accounts payable                                       $      282      $       --     $       --
                                                                             ===============================================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.   Basis of Presentation

     Organization

     PLM Equipment Growth Fund VI, a California limited partnership (the Partnership), was formed on April 17, 1991 to engage in the business of owning and leasing primarily used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International). The Partnership offering became effective on December 23, 1991 and closed on May 24, 1993.

     The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment or by certain other events. Beginning in the Partnership's seventh year of operations, which commences on January 1, 2000, the General Partner will stop reinvesting excess cash, if any, which, less reasonable reserves, will be distributed to the Partners. Beginning in the Partnership's ninth year of operations, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The General Partner anticipates that the liquidation of the assets will be completed by the end of the Partnership's tenth year of operations.

     FSI manages the affairs of the Partnership. The net income (loss) and distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner (see Net Income (Loss) per Limited Partnership Unit, below). The General Partner is also entitled to receive a subordinated incentive fee after the limited partners receive a minimum return on, and a return of, their invested capital.

     The General Partner has determined that it will not adopt the reinvestment plan for the Partnership. Beginning November 24, 1995, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. For the years ended December 31, 1997 and 1996, the Partnership had repurchased 39,702 and 31,281 limited partnership units for $0.5 million and $0.5 million, respectively.

     As of December 31, 1997, the Partnership agreed to repurchase approximately 47,000 units for an aggregate price of approximately $0.5 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1998.

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

     Operations

     The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of the General Partner. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells transportation equipment to investor programs and third parties, manages pools of transportation equipment under agreements with investor programs, and is

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.   Basis of Presentation (continued)

     Operations (continued)

     a General Partner of other programs.

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (SFAS
     13).

     Depreciation and Amortization

     Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other types of equipment. Certain aircraft are depreciated under the double-declining balance depreciation method over the lease term. The depreciation method is changed to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs and debt placement fees are amortized over the term of the loan for which they were paid. Major expenditures are capitalized if they are expected to extend the useful lives or reduce future operating expenses of equipment and amortized over the remaining life of the equipment.

     Transportation Equipment

     In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121). This standard is effective for years beginning after December 15, 1995. The Partnership adopted SFAS 121 during 1995, the effect of which was not material, since the method previously employed by the Partnership was consistent with SFAS
     121. In accordance with SFAS 121, the General Partner reviews the carrying value of the Partnership's equipment at least annually in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. No reductions to the carrying value of equipment were required during 1997, 1996, or 1995. Equipment held for operating leases is stated at cost.

     Investments in Unconsolidated Special-Purpose Entities (USPEs)

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation and related equipment. These interests are accounted for using the equity method.

     The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment
     Corporation (TEC) and PLM Worldwide Management Services (WMS). TEC is a wholly-owned subsidiary of FSI and WMS is a wholly-owned subsidiary of PLM International. The Partnership's equity interest in net income of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC or WMS.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

1.   Basis of Presentation (continued)

     Repairs and Maintenance

     Maintenance costs are usually the obligation of the lessee. If they are not covered by the lessee, they are charged against operations as incurred. Estimated costs associated with marine vessel drydockings are accrued and charged to income ratably over the period prior to such dry docking. The reserve account is included in the balance sheet as lessee deposits and reserve for repairs.

     Net Income (Loss) and Distributions per Limited Partnership Unit

     The net income (loss) and distributions of the Partnership are generally allocated 95% to the Limited partners and 5% to the General Partner. Gross income in each year is specially allocated to the General Partner to the extent, if any, necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The limited partners' net income (loss) and distributions are allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership

     Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

     Cash distributions related to the fourth quarter of 1997, 1996, and 1995 of $2.6 million for each year, were paid during January and February 1998, 1997, or 1996, respectively.

     Cash distributions to investors in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $8.2 million and $9.2 million in 1997 and 1996, respectively, were deemed to be a return of capital. All cash distributions to the limited partners in 1995 were deemed to be a return of capital.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents.

     Restricted Cash

     As of December 31, 1997 and 1996, restricted cash represented lessee security deposits held by the Partnership.

     Reclassification

     Certain amounts in the 1995 financial statements have been reclassified to conform to the 1997 and 1996 presentation.

2.   General Partner and Transactions with Affiliates

     An officer of PLM Securities Corp. (PLM Securities) contributed $100 of the Partnership's initial capital. PLM Securities is a wholly-owned subsidiary of the General Partner. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

2.   General Partner and Transactions with Affiliates (continued)

     is subject to full payout net leases, and (c) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. Partnership management fees payable were $0.3 million as of December 31, 1997 and 1996. The Partnership's proportional share of USPE management fees of $0.1 million and $27,000 was payable as of December 31, 1997 and 1996, respectively. The Partnership's proportional share of USPE management fee expense was $0.5 million and $0.3 million during 1997 and 1996, respectively. An affiliate of the General Partner was reimbursed for data processing and administrative expenses directly attributable to the Partnership in the amounts of $0.9 million, $1.0 million, and $1.2 million in 1997, 1996, and 1995, respectively. The Partnership's proportional share of USPE data processing and administrative expenses was $0.1 million during 1997 and 1996.

     Debt placement fees are paid to the General Partner in an amount equal to 1% of the Partnership's long-term borrowings, less any costs paid to unaffiliated parties related to obtaining the borrowing.

     The Partnership did not incur any equipment acquisition fees and lease negotiation fees during 1997 and 1996. The Partnership incurred equipment acquisition and lease negotiation fees of $1.3 million in 1995. The Partnership's proportional share of USPEs incurred equipment acquisition and lease negotiation fees of $0.6 million during 1997 to FSI and $1.2 million during 1996 to TEC and WMS. The Partnership paid $0.2 million in 1997 and 1996, and $0.6 million in 1995, to Transportation Equipment Indemnity Company Ltd. (TEI), which provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner. A substantial portion of this amount was paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated partnerships and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI.

     As of December 31, 1997, approximately 66% of the Partnership's trailer equipment was in rental facilities operated by an affiliate of the General Partner. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expense associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

     The Partnership owned certain equipment in conjunction with affiliated partnerships during 1997 and 1996 (see Note 4).

     During 1997 the Partnership borrowed $1.0 million and $9.0 million from the General Partner for 52 days and 3 days, respectively. The General Partner charged the Partnership market interest rates. Total interest paid to the General Partner was $17,000.

     The balance due to affiliates as of December 31, 1997 includes $0.3 million due to FSI and its affiliates for management fees and $2.5 million due to a USPE. The balance due to affiliates as of December 31, 1996 includes $0.3 million due to FSI and its affiliates for management fees and $1.9 million due to a USPE.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.   Equipment

     The components of equipment as of December 31, 1997 and 1996 are as follows (in thousands of dollars):


         Equipment Held for Operating Leases                1997                1996
----------------------------------------------------------------------------------------
Trailers                                                $    16,203          $   17,985
Marine vessels                                               16,035              41,263
Rail equipment                                               15,657              15,643
Aircraft, aircraft engines and components                    11,919              18,259
Marine containers                                            11,783              16,401
                                                      ------------------------------------
                                                             71,597             109,551
Less accumulated depreciation                               (33,895)            (46,544 )
    Net equipment                                       $    37,702          $   63,007
                                                      ====================================


     Revenues are earned by placing the equipment under operating leases that are billed monthly or quarterly. As of December 31, 1997, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a railcar and 92 marine containers with a net book value of $0.4 million. As of December 31, 1996, all equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for six railcars with a net book value of $0.2 million. A portion of the Partnership's marine containers and marine vessels is leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment.

     In 1997, the Partnership entered into a commitment to purchase a MD-80 Stage III commercial aircraft for $13.4 million. The Partnership made a deposit of $1.3 million toward this purchase in 1997 which is included in this balance sheet as equipment acquisition deposits. The Partnership completed the purchase of this equipment during January 1998 and paid $0.7 million for acquisition and lease negotiation fees to FSI related to this acquisition.

     During 1997, the Partnership disposed of or sold aircraft components, marine containers, and trailers, with an aggregate net book value of $5.4 million, for proceeds of $7.2 million. The Partnership also sold two marine vessels with a net book value of $10.3 million for proceeds of $17.8 million. Included in the gain of $8.3 million from the sale of the marine vessels is the unused portion of accrued drydocking of $0.8 million.

     During 1996, the Partnership sold or disposed of marine containers, trailers, aircraft engines, and railcars, with an aggregate net book value of $6.0 million, for proceeds of $7.0 million. The Partnership also sold one marine vessel that was held for sale as of December 31, 1995, with a net book value of $14.6 million at the date of sale, for proceeds of $20.8 million. Included in the gain of $6.3 million from the sale of the marine vessel was the unused portion of accrued drydocking of $0.1 million.

     Periodically, PLM International will purchase groups of assets whose ownership may be allocated among affiliated partnerships and PLM International. Generally in these cases only assets that are on lease will be purchased by the affiliated partnerships. PLM International will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price will be determined by a combination of third-party industry sources and recent transactions or published fair market value references. During 1996, PLM International realized $0.7 million of gains on the sale of 69 off-lease railcars purchased by PLM International as part of a group of assets in 1994 that had been allocated to the Partnership, PLM Equipment Growth Funds (EGF) IV and VII, Professional Lease Management Income Fund I, LLC (Fund I), and PLM International. As of

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.   Equipment (continued)

     December 31, 1995, PLM International included these assets as held for sale. During 1995, PLM International realized $1.3 million in gains on sales of railcars and aircraft purchased by PLM International in 1994 and 1995 as part of a group of assets that had been allocated to the Partnership, EGF IV, V, and VII, Fund I, and PLM International.

     All leases are being accounted for as operating leases, except for one finance lease. Future minimum rentals receivable under noncancelable operating leases as of December 31, 1997 for the owned and partially owned equipment during each of the next five years are approximately $18.2 in 1998, $7.4 million in 1999, $4.5 million in 2000, $3.7 million in 2001 $1.2 million in 2002, and $0.3 million thereafter. Contingent rentals based upon utilization were $2.8 million in 1997, $7.0 million in 1996, and $8.6 million in 1995.

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in four geographic regions: United States, Canada, Mexico, Europe, and Asia. Marine vessels, mobile offshore drilling units, and marine containers are leased to multiple lessees in different regions that operate the marine vessels and marine containers worldwide. The tables below set forth geographic information about the Partnership's owned equipment and investments in USPEs grouped by domiciles of the lessees as of and for the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):


            Region                  Investments in USPEs                     Owned Equipment
 ----------------------------- ------------------------------   ------------------------------------------

         Lease Revenues             1997            1996             1997            1996            1995
 ------------------------------------------------------------   --------------------------------------------

   United States                  $        --      $       --      $    7,132       $   7,522       $    8,978
   Canada                               3,619           3,179             764             748              443
   South America                        3,149           3,149              --              --            3,148
   Asia                                    --             693           2,658           3,207            5,028
   Europe                                  --              --             948           1,009            1,009
   Rest of the world                    4,167           1,707          10,614          11,106           14,272
                                -------------------------------  ------------------------------------------------
       Total lease revenues       $    10,935      $    8,728      $   22,116       $  23,592       $   32,878
                                ===============================  ================================================

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

3.   Equipment (continued)

     The following table sets forth identifiable net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31, 1997, 1996, and 1995 (in thousands of dollars):


            Region                 Investments in USPEs                    Owned Equipment
------------------------------- ---------------------------   -----------------------------------------

        Net Income (Loss)             1997          1996            1997            1996           1995
 ------------------------------------------------------------  -------------------------------------------

   United States                  $      --      $    --           $  1,219        $  1,129      $  1,807
   Canada                             3,159        (1,576)              461             195          (210)
   South America                        224          (274)               --              --          (567)
   Mexico                               707            (3)               --              --            --
   Asia                                  --         5,723            (1,219)            887           (96        )
   Europe                                --            --             2,370             294           245
   Rest of the world                    (706)        (444)            6,076           5,401          (112)
                                  ----------------------------   ----------------------------------------------
     Total identifiable income        3,384         3,426             8,907           7,906         1,067
   Administrative and other              --            --            (3,059)         (3,041)       (3,041)
                                  ----------------------------   ----------------------------------------------
       Total net income (loss)    $   3,384      $  3,426          $  5,848        $  4,865      $ (1,974)
                                  ============================   ==============================================

     The net book value of these assets as of December 31, 1997, 1996, and 1995 are as follows (in thousands of dollars):


            Region                     Investments in USPEs                       Owned Equipment
--------------------------------------------------------------------- ---------------------------------------

          Net Book Value             1997         1996          1995            1997         1996         1995
  -----------------------------------------------------------------------  -----------------------------------------

   United States                   $    3,491   $       --     $     --       $   14,250    $  17,964    $  22,196
   Canada                               6,614       10,993         3,962           1,978        2,059        1,789
   South America                       12,854       15,453        18,674              --           --           --
   Mexico                               4,581        4,429            --              --           --           --
   Asia                                    --           --         6,633           5,552        6,663       13,760
   Europe                                  --           --            --              --        3,141        3,769
   Rest of the world                   19,256       11,244         2,754          15,922       33,180       23,557
                                -----------------------------------------  -----------------------------------------
                                       46,796       42,119        32,023          37,702       63,007       65,071
   Equipment held for sale                 --           --            --              --           --       14,607
                                -----------------------------------------  -----------------------------------------
       Total net book value        $   46,796   $   42,119     $  32,023      $   37,702    $   63,007   $  79,678
                                =========================================  =========================================

     The lessees comprising approximately 10% or more of the total revenues in 1995 were Star Shipping and AS (14% in 1995). There were no lessees during 1997 and 1996 whose rent was 10% or greater of total revenues.

4.   Investments in Unconsolidated Special-Purpose Entities

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

4.   Investments in Unconsolidated Special-Purpose Entities (continued)

     The principal differences between the previous accounting method and the equity method concern the presentation of activities relating to these assets in the statement of operations. Whereas under the equity method of accounting the Partnership's proportionate share is presented as a single net amount, "equity in net income (loss) of unconsolidated special-purpose entities," under the previous method, the Partnership's statement of operations reflected its proportionate share of each individual item of revenue and expense. Accordingly, the effect of adopting the equity method of accounting has no cumulative effect on previously reported partners' capital or on the Partnership's net income (loss) for the period of adoption. Because the effects on previously issued financial statements of applying the equity method of accounting to investments in jointly-owned assets are not considered to be material to such financial statements taken as a whole, previously issued financial statements have not been restated. However, certain items have been reclassified in the previously issued balance sheet to conform to the current-period presentation. The beginning cash and cash equivalent for 1996 is different from the ending cash and cash equivalent for 1995 on the statement of cash flows due to this reclassification.

     During 1997, the Partnership purchased an interest in an entity owning a product tanker for $10.1 million and incurred acquisition and lease negotiation fees to FSI of $0.5 million.

     During 1996, the Partnership purchased an interest in a trust owning five commercial aircraft for $11.2 million, an interest in an entity owning two commercial aircraft on a direct finance lease for $4.6 million, and an interest in an entity owning a rig (the remaining interest is held by two affiliated programs) for $5.9 million, and incurred acquisition and lease negotiation fees to WMS of $1.2 million. The Partnership also purchased a 50% ownership interest in an entity owning a marine vessel (the remaining interest is held by an affiliated program) for $4.0 million, including acquisition and lease negotiation fees of $0.2 million incurred to TEC for this equipment.

     The following summarizes the financial information for the unconsolidated special-purpose entities and the Partnership's interest therein as of and for the year ended December 31, 1997 and 1996 (in thousands of dollars):


                                              1997                             1996
                                 -------------------------------  -------------------------------
                                                   Net Interest
                                      Total             of              Total       Net Interest
                                      USPEs        Partnership          USPEs      of Partnership
                                 --------------------------------  ----------------------------------


Net Investments                    $     95,743     $     46,796     $      97,980     $     42,119

Lease revenues                           27,145           10,935           24,157            8,728
Net income                                6,411            3,384            5,955            3,426


     The net investments in USPEs as of December 31, 1997 and 1996 include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                                  1997             1996
                                                                             --------------------------------
  64% interest in a trust owning a 767-200ER commercial aircraft               $   12,854        $    15,453
  53% interest in an entity owning a product tanker                                 9,881                 --
  50% interest in a trust that owns four commercial aircraft                        6,614              8,410
  30% interest in an entity owning a mobile offshore drilling unit                  5,050              6,196
  40% interest in two commercial aircraft on direct finance lease                   4,581              4,429
  17% interest in a trust that owned a commercial aircraft                          3,491                 --
  50% interest in an entity owning a container feeder vessel                        2,812              3,197
  20% interest in an entity owning a handymax bulk carrier                          1,513              1,851
  17% interest in a trust owning six commercial aircraft                               --              2,583
                                       ---------------------------------------------------      -------------
      Net investments                                                          $   46,796        $    42,119
                                                                             =============      =============

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

4.   Investments in Unconsolidated Special-Purpose Entities (continued)

     The Partnership has interests in two USPEs that own multiple aircraft (the Trusts). These Trusts contain provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During 1997, the Partnership and an affiliated program each sold the aircraft designated to it. The Partnership's 17% interest in one of the Trusts owning the commercial aircraft was sold for proceeds of $5.2 million for its net investment of $1.8 million. The Partnership received liquidating proceeds of $1.7 million during 1997. The remaining liquidating proceeds of $3.5 were received during January 1998.

     During September 1996, PLM Equipment Growth Fund V, an affiliated program that also has an interest in one of the Trusts, renegotiated its senior loan agreement and was required, for loan collateral purposes, to withdraw the aircraft designated to it from the Trust. The result for the Partnership was to restate the ownership in the Trust from 14% to 17%. This change had no effect on the income or loss recognized during 1996. Also during 1996, the General Partner sold the Partnership's 45% interest in the entity that owned a rig. The Partnership received a liquidating distribution of $11.7 million for its net investment of $5.9 million.

5.   Net Investment in a Direct Finance Lease

     During 1996, the Partnership entered into a direct finance lease related to the sale of 48 trailers. Gross lease payments of $0.3 million were to be received over a three-year period, which commenced in May of 1996.

     The components of the net investment in the direct finance lease as of December 31, 1997 and 1996 are as follows (in thousands in dollars):

                                                              1997           1996
                                                          -----------    -----------
Total minimum lease payments                                $  163        $   286
Less unearned income                                           (10)           (32)
                                                          -----------    -----------
                                                            $  153        $   254
                                                          ===========    ===========

     Future minimum rentals receivable under the direct finance lease as of December 31, 1997 for the next two years are approximately $123,000 in 1998 and $40,000 in 1999.

6.   Notes Payable

     In August 1993, the Partnership entered into an agreement to issue a long-term note totaling $30.0 million to an institutional investor. The note bears interest at a fixed rate of 6.7% per annum and has a final maturity in 2003. Interest on the note is payable monthly. The note will be repaid in three principal payments of $10.0 million on November 17, 2001, 2002, and 2003. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage. Proceeds from the sale of the note have been used to fund additional equipment acquisitions and to repay any obligations of the Partnership under the credit facility (see discussion below).

     The General Partner estimates, based on recent transactions, that the fair market value of the $30.0 million fixed-rate note is $29.0 million.

     The General Partner has entered into a joint $50.0 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, EGF V, EGF VII, and Fund I, all affiliated investment programs; TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner; and American Finance Group, Inc. (AFG), a subsidiary of PLM International, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

6.   Notes Payable (continued)

     fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash held by the borrower. The Committed Bridge Facility became available on December 20, 1993, and was amended and restated on December 2, 1997 to expire on November 2, 1998. The Partnership, TECAI, Fund I, and the other programs may collectively borrow up to $35.0 million of the Committed Bridge Facility. AFG may borrow up to $50.0 million of the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than November 2, 1998. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1997, AFG had $23.0 million in outstanding borrowings. No other eligible borrower had outstanding borrowings. The General Partner believes it will renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

7.   Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

     As of December 31, 1997, there were temporary differences of approximately $28.0 million between the financial statement carrying values of certain assets and liabilities and the income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, and the tax treatment of underwriting commissions and syndication costs.

                          PLM EQUIPMENT GROWTH FUND VI

                                INDEX OF EXHIBITS



    Exhibit                                                          Page


    4.      Limited Partnership Agreement of Partnership.              *

   10.1     Management Agreement between Partnership and               *
            PLM Investment Management, Inc.

   10.2     Note Agreement,  dated as of August 1, 1993,
            regarding $30.0 million
            in 6.7% senior notes due November 17, 2003                 *

   10.3     Third Amended and Restated Warehousing Credit Agreement,
            dated as of December 2, 1997, with First Union National Bank
            of North Carolina and others                            45-124


   24.     Powers of Attorney                                      125-127


*  Incorporated by reference.  See page 26 of this report.