Form 10-Q
period 1998-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 1998-05-14
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 1998


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



       Registrant's telephone number, including area code: (415) 974-1399
                             -----------------------


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                           March 31,         December 31,
                                                                            1998                 1997
                                                                      -------------------------------------
Assets


Equipment held for operating lease, at cost                             $    78,889           $    71,597
Less accumulated depreciation                                               (32,322)              (33,895 )
                                                                      ---------------------------------------
                                                                             46,567                37,702
Equipment held for sale                                                       2,920                    --
  Net equipment                                                              49,487                37,702

Cash and cash equivalents                                                     8,011                14,204
Restricted cash                                                                 698                   792
Accounts receivable, less allowance for doubtful accounts
    of $2,186 in 1998 and $2,524 in 1997                                      1,999                 2,560
Investments in unconsolidated special-purpose entities                       39,823                46,796
Net investment in direct finance lease                                          125                   153
Prepaid expenses and other assets                                                97                   181
Deferred charges, net of accumulated amortization of
    $241 in 1998 and $212 in 1997                                               364                   238
Equipment acquisition deposits                                                   --                 1,335
                                                                      ---------------------------------------

      Total assets                                                      $   100,604           $   103,961
                                                                      =======================================


Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                   $       745           $     1,296
Due to affiliates                                                             2,806                 2,822
Lessee deposits and reserve for repairs                                       2,715                 2,691
Note payable                                                                 30,000                30,000
                                                                      ---------------------------------------
  Total liabilities                                                          36,266                36,809
                                                                      ---------------------------------------

Partners' capital:
Limited partners (8,220,318 limited partnership units as of
    March 31, 1998 and 8,247,264 as of December 31, 1997)                    64,338                67,152
General Partner                                                                  --                    --
                                                                      ---------------------------------------
  Total partners' capital                                                    64,338                67,152
                                                                      ---------------------------------------

      Total liabilities and partner's capital                           $   100,604           $   103,961
                                                                      =======================================










                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                              STATEMENTS OF INCOME
        (in thousands of dollars, except weighted-average unit amounts)




                                                                            For the Three Months
                                                                               Ended March 31,

                                                                            1998             1997
                                                                      ---------------------------------

Revenues


Lease revenue                                                           $     4,464       $     5,637
Interest and other income                                                        94                50
Net gain on disposition of equipment                                             62                12
                                                                      ----------------------------------
    Total revenues                                                            4,620             5,699

Expenses

Depreciation and amortization                                                 3,501             2,582
Management fees to affiliate                                                    249               323
Repairs and maintenance                                                         870               692
Equipment operating expenses                                                    774               820
Interest expense                                                                510               502
Insurance expense to affiliate                                                  (13)               69
Other insurance expense                                                         115               202
General and administrative expenses
      to affiliates                                                             227               219
Other general and administrative expenses                                       239               361
Provision for (recovery of) bad debt                                            127              (159)
                                                                      ----------------------------------
    Total expenses                                                            6,599             5,611
                                                                      ----------------------------------

Equity in net income of unconsolidated
    special-purpose entities                                                  3,783               109
                                                                      ----------------------------------

      Net income                                                        $     1,804       $       197
                                                                      ==================================

Partners' share of net income (loss):

Limited partners                                                        $     1,587       $       (21)
General Partner                                                                 217               218
                                                                      ----------------------------------

      Total                                                             $     1,804       $       197
                                                                      ==================================

Net income (loss) per weighted-average limited partnership unit
    (8,239,561 units
    and 8,283,484 units as of March 31,
    1998 and 1997, respectively)                                        $      0.19       $     (0.00)
                                                                      ==================================

Cash distribution                                                       $     4,339       $     4,362
                                                                      ==================================

Cash distribution per weighted-average limited partnership unit         $      0.50       $      0.50
                                                                      ==================================



                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            ( A Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For the period from December 31, 1996 to March 31, 1998
                           (in thousands of dollars)




                                                            Limited              General
                                                           Partners              Partner                    Total
                                                        ----------------------------------------------------------


Partners' capital as of December 31, 1996                 $    75,790            $     --             $    75,790

Net income                                                      8,363                 869                   9,232

Repurchase of limited partnership units                          (486)                 --                    (486)

Cash distribution                                             (16,515)               (869)                (17,384)
                                                        ------------------------------------------------------------

  Partners' capital as of December 31, 1997                    67,152                  --                  67,152

Net income                                                      1,587                 217                   1,804

Repurchase of limited partnership units                          (279)                 --                    (279)

Cash distribution                                              (4,122)               (217)                 (4,339)
                                                        ------------------------------------------------------------

  Partners' capital as of March 31, 1998                  $    64,338            $     --             $    64,338
                                                        ============================================================




























                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                                                    For the Three Months
                                                                                      Ended March 31,

                                                                                  1998           1997
                                                                               ---------------------------
Operating activities
Net income                                                                      $    1,804     $      197
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Net gain on disposition of equipment                                                 (62)           (12 )
  Equity in net income from unconsolidated
        special-purpose entities                                                    (3,783)          (109 )
  Depreciation and amortization                                                      3,501          2,582
  Changes in operating assets and liabilities:
    Restricted cash                                                                     94              6
    Accounts receivable                                                                304           (210 )
    Prepaid expenses and other assets                                                   84             61
    Accounts payable and accrued expenses                                             (269)          (194 )
    Due to affiliates                                                                  (16)           (12 )
    Lessee deposits and reserve for repairs                                             24            389
                                                                              -------------------------------
      Net cash provided by operating activities                                      1,681          2,698
                                                                              -------------------------------

Investing activities
Payments for equipment purchases and capital improvements                          (14,188)            (5 )
Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                       (1,265)            --
Distributions from unconsolidated special-purpose entities                           2,474          1,559
Distributions from liquidation of unconsolidated special-purpose entities            9,547             --
Payments of acquisition fees to affiliate                                             (699)            --
Payments of lease negotiation fees to affiliate                                       (155)            --
Principal payments on direct finance lease                                              27             38
Proceeds from disposition of equipment                                               1,003            130
                                                                              -------------------------------
      Net cash (used in) provided by investing activities                           (3,256)         1,722
                                                                              -------------------------------

Financing activities
Payments of short-term note payable                                                     --         (1,286 )
Cash distribution paid to limited partners                                          (4,122)        (4,144 )
Cash distribution paid to General Partner                                             (217)          (218 )
Repurchase of limited partnership units                                               (279)          (413 )
                                                                              -------------------------------
      Net cash used in financing activities                                         (4,618)        (6,061 )
                                                                              -------------------------------

Net decrease in cash and cash equivalents                                           (6,193)        (1,641 )
Cash and cash equivalents at beginning of period                                    14,204          3,017
                                                                              -------------------------------
Cash and cash equivalents at end of period                                      $    8,011     $    1,376
                                                                              ===============================

Supplemental information
Interest paid                                                                   $      510     $      502
                                                                              ===============================
Supplemental disclosure of noncash investing and financing activities:
  Sale proceeds included in accounts receivable                                 $       33     $       --
                                                                              ===============================





                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the
Partnership) as of March 31, 1998 and December 31, 1997, the statements of income and the statements of cash flows for the three months ended March 31, 1998 and 1997, and the statements of changes in partners' capital for the period from December 31, 1996 to March 31, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Repurchase of Limited Partnership Units

In 1997, the Partnership agreed to repurchase up to 47,000 limited partnership units for an aggregate purchase price of up to a maximum of $0.5 million. During the three months ended March 31, 1998, the Partnership had repurchased 26,946 limited partnership units for $0.3 million. The General Partner may repurchase the additional units in the future.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $4.3 million and $4.4 million for the three months ended March 31, 1998 and 1997, respectively. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $2.6 million and $4.1 million for the three months ended March 31, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the first quarter of 1998, of $2.3 million, were paid during the second quarter of 1998.

4.   Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 1998 and 1997 is listed in the following table (in thousands of dollars):

                                                     For the Three Months
                                                        Ended March 31,
                                                      1998           1997
                                                 -----------------------------
Management fees                                    $     127       $      93
Data processing and administrative
  expenses                                                38              45
Insurance expense                                          1              13


Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provided certain marine insurance coverage for Partnership equipment and other insurance brokerage services during 1998 and 1997. TEI did not provide the same insurance coverage during 1998 as had been provided for during 1997. These services were provided by an unaffiliated third party.

The balance due to affiliates as of March 31, 1998 included $0.2 million due to FSI and its affiliates for management fees and $2.6 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1997 included $0.3 million due to FSI and its affiliates for management fees and $2.5 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of March 31, 1998 and December 31, 1997.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

4.   Transactions with General Partner and Affiliates (continued)

During the three months ended March 31, 1998, the Partnership purchased an MD-80 at a cost of $13.4 and a portfolio of aircraft rotable components for $2.2 million and paid FSI $0.9 million for acquisition and lease negotiation fees. In addition, FSI earned $0.1 million in acquisition and lease negotiation fees for the $1.2 million hushkit installed on an aircraft in a USPE.

5.   Equipment

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment held for operating leases are as follows (in thousands of dollars):

                                               March 31,           December 31,
                                                 1998                 1997
                                            -----------------------------------


Aircraft                                      $   21,630           $    11,919
Marine vessels                                    16,035                16,035
Rail equipment                                    15,636                15,657
Trailers                                          14,905                16,203
Marine containers                                 10,683                11,783
                                            -------------        --------------
                                                  78,889                71,597
Less accumulated depreciation                    (32,322 )             (33,895)
                                            -------------        --------------
                                                  46,567                37,702
Equipment held for sale                            2,920                    --
                                                                 --------------
    Net equipment                             $   49,487           $    37,702
                                            =============        ==============

As of March 31, 1998, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 83 marine containers and 3 railcars. As of December 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 92 marine containers and a railcar . The net book value of the off-lease equipment was $0.4 million as of March 31, 1998 and December 31, 1997.

During the three months ended March 31, 1998, the Partnership completed the purchase of an MD-80 Stage III commercial aircraft for $14.0 million, including acquisition fees of $0.6 million that was paid to FSI for the purchase of this equipment. The Partnership made a deposit of $1.3 million toward this purchase in 1997, which is included in the December 31, 1997 balance sheet as equipment acquisition deposit. Additionally, the Partnership purchased a portfolio of aircraft rotable components for $2.3 million, including acquisition fees of $0.1 million that was paid to FSI for the purchase of this equipment.

During the three months ended March 31, 1998, the Partnership disposed of or sold marine containers, trailers, and a railcar with an aggregate net book value of $1.0 million for $1.0 million. The Partnership also reclassified a Boeing 737-200 with a net book value of $2.9 million to held for sale which was sold during the second quarter of 1998 for proceeds of $7.4 million.

During the three months ended March 31, 1997, the Partnership disposed of or sold marine containers and trailers with an aggregate net book value of $0.2 million for $0.3 million.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

6.   Investments in Unconsolidated Special-Purpose Entities (USPEs)

The net investments in USPEs included the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                                  March 31,     December 31,
                                                                                   1998             1997
                                                                             ---------------------------------
  64% interest in a trust owning a 767-200ER commercial aircraft                  $    12,307        $   12,854
  53% interest in an entity owning a product tanker                                     9,420             9,881

  30% interest in an entity owning a mobile offshore drilling unit                      4,930             5,050
  40% interest in a trust owning two commercial aircraft on direct
            finance lease                                                               4,591             4,591




  55%       interest in a trust owning two 737-200A commercial aircraft at March
            31, 1998 and a 50% interest in a trust that owned four
            737-200A commercial aircraft at December 31, 1997                           4,514             6,614
  50% interest in an entity that owns a container feeder vessel                         2,570             2,812

  20% interest in an entity that owns a handymax bulk carrier                           1,491             1,513
  17% interest in a trust that owned a commercial aircraft                                 --             3,491
      Net investments                                                             $    39,823        $   46,796
                                                                                 =============     =============


As of March 31, 1998 and December 31, 1997, the Partnership had an interest in trusts that own multiple aircraft (the Trusts). One of these Trusts contained provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During the three months ended March 31, 1998, in this Trust, the Partnership sold one of the two commercial aircraft assigned to it with a net book value of $2.7 million for proceeds of $6.0 million. In addition, in the same Trust, an affiliated program sold the aircraft designated to it.

During January 1998, the Partnership received the remaining liquidating proceeds of $3.5 million from the sale of its 17% interest in a trust that owned a commercial aircraft sold in 1997.

During the three months ended March 31, 1998, the Partnership increased its investment in a trust owning two commercial aircraft by funding the installation of a hushkit on an aircraft in the trust for $1.3 million, including acquisition and lease negotiation fees of $0.1 million that was paid to FSI.

7.   Debt

The General Partner entered into a short-term, joint $50.0 million credit facility. As of March 31, 1998, American Finance Group, Inc., a subsidiary of PLM International, Inc., had borrowings of $38.7 million under the short-term, joint $50.0 million credit facility. No other eligible borrower had any outstanding borrowings.

8.   Contingencies

PLM International, Inc. (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships for which FSI acts as the General Partner, including the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V, and PLM Equipment Growth & Income Fund VII (the Growth Funds). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third-party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

8.   Contingencies (continued)

allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, general partner, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

On March 6, 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. On September 24, 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. On October 3, 1997, plaintiffs filed a motion requesting that the district court reconsider its ruling or, in the alternative, that the court modify its order dismissing the California plaintiff's claims so that it is a final appealable order, as well as certify for an immediate appeal to the Eleventh Circuit Court of Appeals that part of its order denying plaintiffs' motion to remand. On October 7, 1997, the district court denied each of these motions. In responses to such denial, plaintiffs filed a petition for writ of mandamus with the Eleventh Circuit, which was denied on November 18, 1997. On November 24, 1997, plaintiffs filed with the Eleventh Circuit a petition for rehearing and consideration by the full court of the order denying the petition for a writ of mandamus, which petition was supplemented by plaintiffs on January 27, 1998.

On October 10, 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion on December 8, 1997. On December 15, 1997, plaintiffs filed with the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's September 24, 1997 order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. Plaintiffs filed an amended notice of appeal on December 31, 1997. Appellate briefs have not yet been filed in this matter. The Company believes that the allegations of the Koch action are completely without merit and intends to continue to defend this matter vigorously.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the General Partner, including the Growth Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition under the Federal
Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. By memorandum and order dated October 23, 1997, the district court denied the Company's petition to compel arbitration. On November 5, 1997, the Company filed an expedited motion for leave to file a motion for reconsideration of this order, which motion was granted on November 14, 1997. The parties have agreed to have oral argument on the

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998

8.   Contingencies (continued)

reconsideration motion set for July 22, 1998. The state court action has been stayed pending the district court's decision on this motion.

In connection with her opposition to the Company's petition to compel arbitration, on August 22, 1997 the plaintiff filed an amended complaint with the state court alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500), and for violation of California Civil Code Sections 1709 and 1710. Plaintiff has also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required. The Company believes that the allegations of the amended complaint in the Romei action are completely without merit and intends to defend this matter vigorously.



















                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

Comparison of the Partnership's Operating Results for the Three Months Ended March 31, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the first quarter of 1998 when compared to the same quarter of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                             Ended March 31,
                                                                          1998              1997
                                                                      ------------------------------
Aircraft, aircraft engines, and components                              $    889          $    921
Rail equipment                                                               865               867
Trailers                                                                     650               803
Marine containers                                                            231               397
Marine vessels                                                                99               894


Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $1.0 million and $0.1 million, respectively, for the three months ended March 31, 1998, compared to $0.9 million and $24,000, respectively, during the same period of 1997. The decrease in aircraft contribution was due to the sale of a portfolio of aircraft engines and components during the fourth quarter of 1997 and repairs that were required on one of the Partnership's aircraft during the first quarter of 1998. The decrease in aircraft contribution was offset in part, by the purchase of an MD-80 Stage III commercial aircraft and a portfolio of aircraft rotable components during the first quarter of 1998.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the three months ended March 31, 1998 and 1997.

Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the three months ended March 31, 1998, compared to $1.0 million and $0.2 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $2,000, respectively, for the three months ended March 31, 1998, compared to $0.4 million and $3,000, respectively, during the same quarter of 1997. The number of containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in container contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.3 million and $1.2 million, respectively, for the three months ended March 31, 1998, compared to $2.3 million and $1.4 million, respectively, during the same period of 1997. The decrease in marine vessel contribution was due to the sale of two marine vessels during the fourth quarter of 1997.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.9 million for the quarter ended March 31, 1998 increased from $3.8 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $0.9 million increase in depreciation and amortization expenses from 1997 levels reflects the purchase of certain assets during 1998 which was offset in part by the sale of certain equipment during 1998 and 1997 and the double-declining balance method of depreciation.

     (2) A $0.3 million increase in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees. Also, during 1997, the Partnership collected certain receivables that were previously reserved for as a bad debt.

     (3) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during 1998 when compared to the same period in 1997.

     (4) A $0.1 million decrease in administrative expenses was due to lower costs for professional services needed to collect balances due from certain nonperforming lessees.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the first quarter of 1998 totaled $0.1 million, and resulted from the sale of marine containers, trailers and a railcar with an aggregate net book value of $1.0 million, for $1.0 million. The net gain on the disposition of equipment for the first quarter of 1997 totaled $12,000, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $0.2 million, for $0.3 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                             Ended March 31,
                                                                          1998              1997
                                                                      ------------------------------
Aircraft                                                                $  3,919          $    227
Mobile offshore drilling unit                                                 65               (11 )
Marine vessels                                                              (201)             (107 )
                                                                       -----------------------------
    Equity in net income of USPEs                                       $  3,783          $    109
                                                                       =============================

Aircraft: As of March 31, 1998, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft, an interest in two commercial aircraft on a direct finance lease, and an interest in a trust that holds two commercial aircraft. As of March 31, 1997, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft, an interest in two commercial aircraft on a direct finance lease, an interest in a trust that held six commercial aircraft, and an interest in a trust that held four commercial aircraft. During the first quarter of 1998, revenues of $1.6 million and the gain from the partial sale of an interest in the trust that held four commercial aircraft of $3.3 million were offset by depreciation and administrative expenses of $1.0 million. During the same period of 1997, lease revenues of $1.9 million were offset by depreciation and administrative expenses of $1.7 million. The decrease in lease revenues during the first quarter of 1998 was due to the partial sale of the Partnership's interest in a trust during the first quarter of 1998 and the sale of the Partnership's interest in another trust during the fourth quarter of 1997. Depreciation and administrative expenses also decreased as a direct result of these sales during 1998 and 1997.

Mobile offshore drilling unit: As of March 31, 1998 and 1997, the Partnership owned an interest in a mobile offshore drilling unit. During the first quarter of 1998, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.2 million. During the same period of 1997, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.3 million. The decrease in depreciation and administrative expenses was primarily due to the double-declining balance method of depreciation.

Marine vessels: As of March 31, 1998, the Partnership owned an interest in entities that own three marine vessels. As of March 31, 1997, the Partnership owned an interest in entities that own two marine vessels. During the first quarter of 1998, revenues of $1.1 million were offset by depreciation and administrative expenses of $1.3 million. During the same period of 1997, revenues of $0.4 million were offset by depreciation and administrative expenses of $0.5 million. The primary reason for the large increases in revenues and expenses was due to the purchase of an interest in an additional entity that owns a marine vessel during 1997.

(E)      Net Income

As a result of the foregoing, the Partnership's net income for the period ended March 31, 1998 was $1.8 million, compared to a net income of $0.2 million during the same period of 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the first quarter of 1998 is not necessarily indicative of future periods. In the first quarter of 1998, the Partnership distributed $4.1 million to the limited partners, or $0.50 per weighted-average limited partnership unit.

(II)     FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three  months  ended March 31,  1998,  the  Partnership  generated  $4.2 million in operating cash (net cash provided by operating activities, plus distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the three months ended March 31, 1998 of $4.3 million) to the partners, but also used undistributed available cash from prior periods of $0.1 million.

During the three months ended March 31, 1998, the Partnership sold owned equipment for $1.0 million and sold an interest in two USPEs for $9.5 million.

During 1998, the Partnership completed the purchase of an MD-80 Stage III commercial aircraft for $14.1 million, including acquisition and lease negotiation fees of $0.7 million that was paid to PLM Financial Services, Inc. (FSI or the General Partner). FSI is a wholly-owned subsidiary of PLM International, Inc. The Partnership made a deposit of $1.3 million toward this purchase in 1997, which is included in the December 31, 1997 balance sheet as an equipment acquisition deposit.

The Partnership also purchased a portfolio of aircraft rotable components for $2.3 million, including acquisition and lease negotiation fees of $0.1 million that was paid to FSI for this equipment. In addition, the Partnership increased its investment in a trust that owns two commercial aircraft by funding the installation of a hushkit on an aircraft for $1.3 million including acquisition and lease negotiation fees of $0.1 million that was paid to FSI.

The General Partner entered into a short-term, joint $50.0 million credit facility. As of May 13, 1998, PLM Equipment Growth Fund V had borrowings of $1.6 million and American Finance Group, Inc., a subsidiary of PLM International, Inc., had borrowings of $39.6 million under the short-term joint $50.0 million credit facility. No other eligible borrower had any outstanding borrowings.

(III) YEAR 2000 COMPLIANCE

The General Partner is currently addressing the year 2000 computer software issue and is creating a timetable for carrying out any program modifications that may be required. The General Partner does not anticipate that the cost of those modifications allocable to the Partnership will be material.

(IV)  ACCOUNTING PRONOUNCEMENTS

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

(V)       OUTLOOK FOR THE FUTURE

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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuoually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets if it determines that it cannot operate equipment to achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

The Partnership intends to use excess cash flow, if any, after making payments of expenses and loan principal, maintaining working capital reserves, and making cash distributions, to acquire additional equipment during the first seven years of Partnership operations, which concludes December 31, 1999. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

(VI)      FORWARD-LOOKING INFORMATION

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



                                PLM EQUIPMENT GROWTH FUND VI
                                By:  PLM Financial Services, Inc.
                                     General Partner



Date:  May 13, 1998             By:  /s/ Richard K Brock
                                     -------------------
                                     Richard K Brock
                                     Vice President and
                                     Corporate Controller