Form 10-Q
period 1998-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 1998-08-12
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 1998


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                          June 30,             December 31,
                                                                            1998                 1997
                                                                      -------------------------------------
Assets


Equipment held for operating lease, at cost                             $    86,040           $    71,597
Less accumulated depreciation                                               (33,949)              (33,895 )
                                                                      ---------------------------------------
  Net equipment                                                              52,091                37,702

Cash and cash equivalents                                                    12,441                14,204
Restricted cash                                                                 704                   792
Accounts receivable, less allowance for doubtful accounts
    of $2,205 in 1998 and $2,524 in 1997                                      1,758                 2,560
Investments in unconsolidated special-purpose entities                       34,001                46,796
Net investment in direct finance lease                                           98                   153
Prepaid expenses and other assets                                                68                   181
Deferred charges, net of accumulated amortization of
    $271 in 1998 and $212 in 1997                                               430                   238
Equipment acquisition deposits                                                   --                 1,335
                                                                      ---------------------------------------

      Total assets                                                      $   101,591           $   103,961
                                                                      =======================================


Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                   $       810           $     1,296
Due to affiliates                                                             2,810                 2,822
Lessee deposits and reserve for repairs                                       1,227                 2,691
Note payable                                                                 30,000                30,000
                                                                      ---------------------------------------
  Total liabilities                                                          34,847                36,809
                                                                      ---------------------------------------

Partners' capital:
Limited partners (8,206,340 limited partnership units as of
    June 30, 1998 and 8,247,264 as of December 31, 1997)                     66,744                67,152
General Partner                                                                  --                    --
                                                                      ---------------------------------------
  Total partners' capital                                                    66,744                67,152
                                                                      ---------------------------------------

      Total liabilities and partner's capital                           $   101,591           $   103,961
                                                                      =======================================










                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                            STATEMENTS OF OPERATION
        (in thousands of dollars, except weighted-average unit amounts)



                                                     For the Three Months               For the Six Months
                                                        Ended June 30,                    Ended June 30,
                                                      1998           1997                1998           1997
                                                 ----------------------------------------------------------------
Revenues

Lease revenue                                      $   4,096       $   5,729           $   8,560       $  11,384
Interest and other income                                232             213                 326             245
Net gain (loss) on disposition of equipment            4,859              (7 )             4,921               5
                                                 ------------------------------------------------------------------
    Total revenues                                     9,187           5,935              13,807          11,634
                                                 ------------------------------------------------------------------

Expenses

Depreciation and amortization                          3,493           2,564               6,994           5,146
Management fees to affiliate                             231             307                 480             630
Repairs and maintenance                                  864           1,057               1,734           1,749
Equipment operating expense                              525             991               1,300           1,812
Interest expense                                         502             512               1,013           1,014
Insurance expense to affiliate                          (113)             43                (127)            111
Other insurance expense                                   97             171                 212             373
General and administrative expenses
      to affiliates                                      218             177                 444             396
Other general and administrative expenses                258             462                 496             823
Provision for bad debts                                   29             214                 156              55
                                                 ------------------------------------------------------------------
    Total expenses                                     6,104           6,498              12,702          12,109
                                                 ------------------------------------------------------------------

Equity in net income (loss) of unconsol-
      idated special-purpose entities                  3,787             (59 )             7,569              50
                                                 ------------------------------------------------------------------

Net income (loss)                                  $   6,870       $    (622 )         $   8,674       $    (425)
                                                 ==================================================================

Partners' share of net income (loss)

Limited partners                                   $   6,654       $    (839 )         $   8,241       $    (860)
General Partner                                          216             217                 433             435
                                                 ------------------------------------------------------------------

Total                                              $   6,870       $    (622 )         $   8,674       $    (425)
                                                 ==================================================================

Net income (loss) per weighted-average
      limited partnership unit (8,226,773
      units and 8,267,390 units as of
      June 30, 1998 and 1997, respectively)        $    0.81       $   (0.10 )         $    1.00       $   (0.10)
                                                 ==================================================================

Cash distributions                                 $   4,326       $   4,343           $   8,665       $   8,705
                                                 ==================================================================
Cash distributions per weighted-average
      limited partnership unit                     $    0.50       $    0.50           $    1.00       $    1.00
                                                 ==================================================================







                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
      ( A Limited Partnership) STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the period from December 31, 1996 to June 30, 1998 (in thousands of dollars)




                                                            Limited              General
                                                           Partners              Partner                    Total
                                                        ----------------------------------------------------------


Partners' capital as of December 31, 1996                 $    75,790            $     --             $    75,790

Net income                                                      8,363                 869                   9,232

Repurchase of limited partnership units                          (486)                 --                    (486)

Cash distribution                                             (16,515)               (869)                (17,384)
                                                        ------------------------------------------------------------

  Partners' capital as of December 31, 1997                    67,152                  --                  67,152

Net income                                                      8,241                 433                   8,674

Repurchase of limited partnership units                          (417)                 --                    (417)

Cash distribution                                              (8,232)               (433)                 (8,665)
                                                        ------------------------------------------------------------

  Partners' capital as of June 30, 1998                   $    66,744            $     --             $    66,744
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

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                                                     For the Six Months
                                                                                       Ended June 30,

                                                                                  1998           1997
                                                                               ---------------------------
Operating activities
Net income (loss)                                                               $    8,674     $     (425 )
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Net gain on disposition of equipment                                              (4,921)            (5 )
  Equity in net income from unconsolidated
        special-purpose entities                                                    (7,569)           (50 )
  Depreciation and amortization                                                      6,994          5,146
  Changes in operating assets and liabilities:
    Restricted cash                                                                     88           (163 )
    Accounts receivable, net                                                           598            231
    Prepaid expenses and other assets                                                  113            120
    Accounts payable and accrued expenses                                             (204)          (505 )
    Due to affiliates                                                                  (12)           358
    Lessee deposits and reserve for repairs                                            (47)           518
                                                                              --------------------------------
      Net cash provided by operating activities                                      3,714          5,225
                                                                              -------------------------------

Investing activities
Payments for equipment purchases and capital improvements                          (23,815)            (6 )
Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                       (1,265)        (1,050 )
Distributions from unconsolidated special-purpose entities                           4,950          2,806
Distributions from liquidation of unconsolidated
      special-purpose entities                                                      16,679             --
Payments of acquisition fees to affiliate                                           (1,132)            --
Payments of lease negotiation fees to affiliate                                       (251)            --
Principal payments on direct finance lease                                              55            147
Proceeds from disposition of equipment                                               8,384            573
                                                                              -------------------------------
      Net cash provided by investing activities                                      3,605          2,470
                                                                              -------------------------------

Financing activities
Payments of short-term note payable                                                     --         (1,286 )
Proceeds from short-term loan from affiliate                                            --          1,000
Cash distribution paid to limited partners                                          (8,232)        (8,270 )
Cash distribution paid to General Partner                                             (433)          (435 )
Repurchase of limited partnership units                                               (417)          (486 )
                                                                              -------------------------------
      Net cash used in financing activities                                         (9,082)        (9,477 )
                                                                              -------------------------------

Net decrease in cash and cash equivalents                                           (1,763)        (1,782 )
Cash and cash equivalents at beginning of period                                    14,204          3,017
                                                                              --------------------------------
Cash and cash equivalents at end of period                                      $   12,441     $    1,235
                                                                              ===============================

Supplemental information
Interest paid                                                                   $    1,013     $    1,005
                                                                              ===============================
Supplemental disclosure of noncash investing and financing activities:
                                                                              ===============================
    Sale proceeds included in accounts receivable                               $       86     $       82
                                                                              ===============================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the Partnership) as of June 30, 1998 and December 31, 1997, the statements of operations for the three and six months ended June 30, 1998 and 1997, the statements of cash flows for the six months ended June 30, 1998 and 1997, and the statements of changes in partners' capital for the period from December 31, 1996 to June 30, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Repurchase of Limited Partnership Units

In 1997, the Partnership agreed to repurchase up to 47,000 limited partnership units for an aggregate purchase price of up to a maximum of $0.5 million. During the six months ended June 30, 1998, the Partnership had repurchased 40,924 limited partnership units for $0.4 million. The General Partner may repurchase the additional units in the future.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $4.3 million and $8.7 million for the three and six months ended June 30, 1998 and 1997, respectively. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. None of the cash distributions to the limited partners for the six months ended June 30, 1998 were deemed to be a return of capital. Cash distributions to the limited partners of $8.3 million for the six months ended June 30, 1997 were deemed to be a return of capital. Cash distributions related to the results from the second quarter of 1998, of $2.0 million, were paid during the third quarter of 1998.

4.   Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 1998 and 1997 is listed in the following table (in thousands of dollars):


                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,

                                                      1998            1997                1998             1997
                                                 --------------------------------------------------------------------
Management fees                                    $     125       $      99           $     253        $     194
Data processing and administrative
   expenses                                               38              29                  76               52
Insurance expense                                          1               8                   2               21


Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provided certain marine insurance coverage for the Partnership's equipment and other insurance brokerage services during 1998 and 1997. TEI did not provide the same insurance coverage during 1998 as had been provided for during 1997. These services were provided by an unaffiliated third party.

During 1998, the Partnership received a $0.1 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated partnerships.

The balance due to affiliates as of June 30, 1998 included $0.2 million due to FSI and its affiliates for management fees and $2.6 million due to affiliated USPEs. The balance due to affiliates as of

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

4.   Transactions with General Partner and Affiliates (continued)

December 31, 1997 included $0.3 million due to FSI and its affiliates for management fees and $2.5 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of June 30, 1998 and December 31, 1997.

During the six months ended June 30, 1998, the Partnership purchased an MD-80 commercial aircraft at a cost of $13.4 million, a marine vessel for $9.6 million, and a portfolio of aircraft rotable components for $2.2 million, and paid FSI $1.4 million for acquisition and lease negotiation fees. In addition, FSI earned $0.1 million in acquisition and lease negotiation fees for the $1.2 million hushkit installed on an aircraft in a USPE.

5.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment held for operating leases are as follows (in thousands of dollars):


                                               June 30,            December 31,
                                                 1998                 1997
                                            -------------------------------------


Marine vessels                                $   26,094           $    16,035
Aircraft and rotable components                   21,630                11,919
Rail equipment                                    15,587                15,657
Trailers                                          14,040                16,203
Marine containers                                  8,689                11,783
                                            -------------        --------------
                                                  86,040                71,597
Less accumulated depreciation                    (33,949 )             (33,895)
                                            -------------        --------------
    Net equipment                             $   52,091           $    37,702
                                            =============        ==============

As of June 30, 1998, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 72 marine containers. As of December 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 92 marine containers and a railcar. The net book value of the off-lease equipment was $0.3 million and $0.4 million as of June 30, 1998 and December 31, 1997, respectively.

During the six months ended June 30, 1998, the Partnership completed the purchase of an MD-82 Stage III commercial aircraft for $14.0 million, including acquisition fees of $0.6 million paid to FSI for the purchase of this equipment. The Partnership made a deposit of $1.3 million toward this purchase in 1997, which is included in the December 31, 1997 balance sheet as equipment acquisition deposit. Additionally, the Partnership purchased a portfolio of aircraft rotable components for $2.3 million, including acquisition fees of $0.1 million paid to FSI for the purchase of this equipment, and a marine vessel for $10.1 million, including acquisition fees of $0.4 million that were paid to FSI for the purchase of this equipment.

During the six months ended June 30, 1998, the Partnership disposed of or sold a Boeing 737-200 commercial aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $5.0 million, for $9.9 million which includes $1.4 million of unused engine reserves.

During the six months ended June 30, 1997, the Partnership disposed of or sold marine containers and trailers, with an aggregate net book value of $0.9 million, for $0.9 million.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs included the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):


                                                                                 June 30,       December 31,
                                                                                   1998             1997
                                                                             ---------------------------------

  64% interest in a trust owning a 767-200ER commercial aircraft                  $    11,744        $   12,854
  53% interest in an entity owning a product tanker                                     8,996             9,881

  30% interest in an entity owning a mobile offshore drilling unit                      4,706             5,050
  40% interest in a trust owning two commercial aircraft on direct
            finance lease                                                               4,431             4,581
  50% interest in an entity owning a container feeder vessel                            2,389             2,812




  20% interest in an entity owning a handymax bulk carrier                              1,431             1,513

  50% interest in a trust that owned four 737-200A commercial aircraft                    304             6,614

  17% interest in a trust that owned a commercial aircraft                                 --             3,491
      Net investments                                                             $    34,001        $   46,796
                                                                                 =============     =============

As of June 30, 1998 and December 31, 1997, the Partnership had an interest in trusts that own multiple aircraft (the Trusts). One of these Trusts contained provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners.

During the six  months  ended  June 30,  1998,  the  Partnership  increased  its investment in a trust owning four commercial aircraft by funding the installation of a hushkit on an aircraft assigned to the Partnership in the trust for $1.3 million, including acquisition and lease negotiation fees of $0.1 million that were paid to FSI. In this Trust, the Partnership subsequently sold the two commercial aircraft assigned to it with a net book value of $6.2 million for proceeds of $13.1 million. In addition, in the same Trust, an affiliated program sold the aircraft designated to it. The remaining designated commercial aircraft in this Trust was transferred out of the Trust to PLM Equipment Growth Fund III, an affiliated program.

During January 1998, the Partnership received the remaining liquidating proceeds of $3.5 million from the sale of its 17% interest in a trust that owned a commercial aircraft.

7.   Debt

The General Partner entered into a short-term, joint $50.0 million credit facility. This facility was amended on June 1, 1998 to temporarily increase the borrowing capacity of American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., from $50.0 million to $55.0 million until September 1, 1998. On June 8, 1998, this facility was amended again to temporarily increase AFG's borrowing capacity from $55.0 million to $60.0 million until July 8, 1998. As of June 30, 1998, the Partnership had no borrowing under the short-term joint $60.0 million credit facility. Among the other eligible borrowers, PLM Equipment Growth Fund V had borrowings of $1.6 million, AFG had borrowings of $44.8 million, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $2.0 million under the short-term joint, $60.0 million credit facility as of June 30, 1998. No other eligible borrower had any outstanding borrowings.

8.   Contingencies

PLM International, Inc. (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Funds) for which the Company's wholly-owned subsidiary, FSI, acts as the general

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

Contingencies (continued)

partner, including the Partnership, PLM Equipment Growth Funds IV, and V, and PLM Equipment Growth & Income Fund VII. The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. In September 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion in December 1997.

Following various unsuccessful requests that the district court reverse or otherwise amend its decisions, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a notice of appeal from the district court's order granting defendants' motion to compel arbitration and to stay the proceedings, and of the district court's order denying plaintiffs' motion to remand and dismissing the claims of the California plaintiff. This appeal was voluntarily dismissed by plaintiffs in June 1998 pending settlement of the Koch action, as discussed below.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in PLM Equipment Growth Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration and in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, the plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1998

8.   Contingencies (continued)

Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions. The MOU contemplates a settlement and release of all claims in exchange for payment of up to $6.0 million. The final settlement amount will depend on the number of authorized claims filed by authorized claimants, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the settlement, with the remainder being funded by an insurance policy. The defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlement. The settlement remains subject to numerous conditions, including but not limited to (a) agreement and execution by the parties of a settlement agreement, (b) notice to and certification of the class for settlement purposes and (c) preliminary and final approval of the settlement by the Alabama district court. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the settlement is not consummated.













                      (this space intentionally left blank)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)      RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI's (the Partnership's) Operating Results for the Three Months Ended June 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the second quarter of 1998 when compared to the same quarter of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          1998              1997
                                                                      ------------------------------
Aircraft, aircraft engines, and components                              $    976          $    865
Rail equipment                                                               806               780
Trailers                                                                     584               621
Marine containers                                                            204               465
Marine vessels                                                               168               749


Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $1.1 million and $0.1 million, respectively, for the three months ended June 30, 1998, compared to $0.9 million and $0.1 million, respectively, during the same period of 1997. The increase in aircraft contribution was due to the purchase of an MD-82 Stage III commercial aircraft and a portfolio of aircraft rotable components during the first quarter of 1998. The increase in aircraft contribution caused by these purchases was offset, in part, by the sale of a portfolio of aircraft engines and components during the fourth quarter of 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the three months ended June 30, 1998, compared to $1.0 million and $0.3 million, respectively, during the same period of 1997. The increase in railcar contribution was due to fewer repairs required during the three months ended June 30, 1998, when compared to the same period of 1997.

Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the three months ended June 30, 1998 and 1997. The number of trailers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $7,000, respectively, for the three months ended June 30, 1998, compared to $0.5 million and $3,000, respectively, during the same quarter of 1997. The number of containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in container contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.0 million and $0.8 million, respectively, for the three months ended June 30, 1998, compared to $2.5 million and $1.7 million, respectively, during the same period of 1997. The decrease in marine vessel contribution was due to the sale of two marine vessels during the fourth quarter of 1997 which was offset, in part, by the purchase of an additional marine vessel during the last month of the second quarter of 1998 and a $0.1 million loss-of-hire insurance refund received during the second quarter of 1998 from Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.7 million for the quarter ended June 30, 1998 increased from $4.2 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $0.9 million increase in depreciation and amortization expenses from 1997 levels reflects the purchase of certain assets during 1998, which was offset in part by the sale of certain equipment during 1998 and 1997 and the double-declining balance method of depreciation.

     (2) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during 1998, when compared to the same period in 1997.

     (3) A $0.2 million decrease in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (4) A $0.2 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.


 (C)  Net Gain (Loss) on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the second quarter of 1998 totaled $4.9 million, and resulted from the sale of a commercial aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $4.0 million, for $8.9 million which included $1.4 million of unused engine reserves. The net loss on the disposition of equipment for the second quarter of 1997 totaled $7,000, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $0.7 million, for $0.7 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          1998              1997
                                                                      ------------------------------
Aircraft                                                                $  3,925          $    222
Mobile offshore drilling unit                                                 43              (119 )
Marine vessels                                                              (181)             (162 )
                                   ------------------------------------------------      ------------
    Equity in net income of USPEs                                       $  3,787          $    (59 )
                                   ================================================      ============

Aircraft: As of June 30, 1998, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft, and an interest in a trust that owns two commercial aircraft on a direct finance lease. As of June 30, 1997, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft, an interest in a trust that owns two commercial aircraft on a direct finance lease, an interest in a trust that held six commercial aircraft, and an interest in a trust that held four commercial aircraft. During the second quarter of 1998, lease revenues of $1.3 million and the gain from the sale of the remaining interest in the trust that held four commercial aircraft of $3.6 million were offset by depreciation and administrative expenses of $0.9 million. During the same period of 1997, lease revenues of $1.9 million were offset by depreciation and administrative expenses of $1.7 million. The decrease in lease revenues during the second quarter of 1998 was due to the sale of the Partnership's interest in a trust during the first and second quarters of 1998 and the sale of the Partnership's interest in another trust during the fourth quarter of 1997. Depreciation and administrative expenses also decreased as a direct result of these sales during 1998 and 1997.

Mobile offshore drilling unit: As of June 30, 1998 and 1997, the Partnership owned an interest in a mobile offshore drilling unit. During the second quarter of 1998, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.3 million. During the same period of 1997, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.4 million. The decrease in depreciation and administrative expenses was primarily due to the double-declining balance method of depreciation.

Marine vessels: As of June 30, 1998, the Partnership owned an interest in entities that own three marine vessels. As of June 30, 1997, the Partnership owned an interest in entities that own two marine vessels. During the second quarter of 1998, revenues of $1.2 million were offset by depreciation and administrative expenses of $1.4 million. During the same period of 1997, revenues of $0.5 million were offset by depreciation and administrative expenses of $0.6 million. The primary reason for the increases in revenues and expenses was due to the purchase of an interest in an additional entity that owns a marine vessel during 1997.

(E)      Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the three months ended June 30, 1998 was $6.9 million, compared to a net loss of $0.6 million during the same period of 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the second quarter of 1998 is not necessarily indicative of future periods. In the second quarter of 1998, the Partnership distributed $4.1 million to the limited partners, or $0.50 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operation, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 1998, when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1998              1997
                                                                      ------------------------------
Aircraft, aircraft engines, and components                              $  1,865          $  1,786
Rail equipment                                                             1,670             1,647
Trailers                                                                   1,235             1,424
Marine containers                                                            435               862
Marine vessels                                                               268             1,643


Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $2.1 million and $0.2 million, respectively, for the six months ended June 30, 1998, compared to $1.9 million and $0.1 million, respectively, during the same period of 1997. The increase in aircraft contribution was due to the purchase of an MD-82 Stage III commercial aircraft and a portfolio of aircraft rotable components during the first quarter of 1998. The increase in aircraft contribution caused by these purchases was offset, in part, by the sale of a portfolio of aircraft engines and components during the fourth quarter of 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $2.1 million and $0.4 million, respectively, for the six months ended June 30, 1998 and 1997. The increase in railcar contribution was due to lower repairs required during 1998 when compared to the same period of 1997.

Trailers: Trailer lease revenues and direct expenses were $1.6 million and $0.4 million, respectively, for the six months ended June 30, 1998, compared to $1.8 million and $0.4 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.4 million and $9,000, respectively, for the six months ended June 30, 1998, compared to $0.9 million and $6,000, respectively, during the same quarter of 1997. The number of containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in container contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.3 million and $2.1 million, respectively, for the six months ended June 30, 1998, compared to $4.8 million and $3.1 million, respectively, during the same period of 1997. The decrease in marine vessel contribution was due to the sale of two marine vessels during the fourth quarter of 1997 which was offset in part by the purchase of an additional marine vessel during the last month of the second quarter of 1998 and a $0.1 million loss-of-hire insurance refund received during the second quarter of 1998 from TEI due to lower claims from the insured Partnership and other insured affiliated partnerships.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.6 million for the six months ended June 30, 1998 increased from $8.1 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $1.8 million increase in depreciation and amortization expenses from 1997 levels reflects the purchase of certain assets during 1998, which was offset in part by the sale of certain equipment during 1998 and 1997 and the double-declining balance method of depreciation.

     (2) A $0.1 million increase in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees. Also, during 1997, the Partnership collected certain receivables that were previously reserved for as a bad debt. No similiar collections occurred during 1998.

     (3) A $0.2 million decrease in management fees was due to lower lease revenues earned by the Partnership during 1998, when compared to the same period in 1997.

     (4) A $0.3 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the six months ended June 30, 1998 totaled $4.9 million, and resulted from the sale of a commercial aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $5.0 million, for $9.9 million which included $1.4 million of unused engine reserves. The net gain on the disposition of equipment for the six months ended June 30, 1997 totaled $5,000, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $0.9 million, for $0.9 million.

(D)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1998              1997
                                                                      ------------------------------
Aircraft                                                                $  7,843          $    450
Mobile offshore drilling unit                                                108              (130 )
Marine vessels                                                              (382)             (270 )
                                   ------------------------------------------------      ------------
    Equity in net income of USPEs                                       $  7,569          $     50
                                   ================================================      ============

Aircraft: As of June 30, 1998, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft, and an interest in a trust that owns two commercial aircraft on a direct finance lease. As of June 30, 1997, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft, an interest in a trust that owns two commercial aircraft on a direct finance lease, an interest in a trust that held six commercial aircraft, and an interest in a trust that held four commercial aircraft. During the six months ended June 30, 1998, revenues of $2.9 million and the gain from the sale of an interest in the trust that held four commercial aircraft of $6.9 million were offset by depreciation and administrative expenses of $1.9 million. During the same period of 1997, lease revenues of $3.9 million were offset by depreciation and administrative expenses of $3.4 million. The decrease in lease revenues during the six months ended June 30, 1998 was due to the sale of the Partnership's interest in a trust during 1998 and the sale of the Partnership's interest in another trust during the fourth quarter of 1997. Depreciation and administrative expenses also decreased as a direct result of these sales during 1998 and 1997.

Mobile offshore drilling unit: As of June 30, 1998 and 1997, the Partnership owned an interest in a mobile offshore drilling unit. During the six months ended June 30, 1998, revenues of $0.6 million were offset by depreciation and administrative expenses of $0.5 million. During the same period of 1997, revenues of $0.5 million were offset by depreciation and administrative expenses of $0.6 million. The contribution from this equipment increased during 1998, when compared to the same period of 1997, due to a higher lease rate earned on this equipment and lower depreciation and administrative expenses due to the double-declining balance method of depreciation.

Marine vessels: As of June 30, 1998, the Partnership owned an interest in entities that own three marine vessels. As of June 30, 1997, the Partnership owned an interest in entities that own two marine vessels. During the six months ended June 30, 1998, revenues of $2.3 million were offset by depreciation and administrative expenses of $2.7 million. During the same period of 1997, revenues of $0.9 million were offset by depreciation and administrative expenses of $1.1 million. The primary reason for the increases in revenues and expenses was due to the purchase of an interest in an additional entity that owns a marine vessel during 1997.

(E)      Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 1998 was $8.7 million, compared to a net loss of $0.4 million during the same period of 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 1998 is not necessarily indicative of future periods. In the six months ended June 30, 1998, the Partnership distributed $8.2 million to the limited partners, or $1.00 per weighted-average limited partnership unit.

(II)     FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1998, the Partnership generated $8.7 million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the six months ended June 30, 1998 of $8.7 million) to the partners. However, based on current operating lease revenues and near-term trends, the General Partner made the decision to reduce the level of cash distribution from 10% to 8% for the quarter ended June 30, 1998. Cash distributions will remain at the reduced rate until operating lease revenues and near-term trends show improvement.

During the six months ended June 30, 1998, the Partnership sold owned equipment for proceeds of $9.9 million of which the Partnership received $9.8 million. Included in the sale proceeds was $1.4 million of unused engine reserves. The Partnership also sold its interest in a USPE for $13.1 million and received $3.6 million that was due from the sale of its interest in a USPE during late 1997.

During the six months ended June 30, 1998, the Partnership completed the purchase of an MD-82 Stage III commercial aircraft for $14.1 million, including acquisition and lease negotiation fees of $0.7 million that were paid to PLM Financial Services, Inc. (FSI or the General Partner). FSI is a wholly-owned subsidiary of PLM International, Inc. The Partnership made a deposit of $1.3 million toward this purchase in 1997, which is included in the December 31, 1997 balance sheet as an equipment acquisition deposit.

The Partnership also purchased a portfolio of aircraft rotable components for $2.3 million, including acquisition and lease negotiation fees of $0.1 million that were paid to FSI for this equipment and a marine vessel for $10.2 million, including acquisition and lease negotiation fees of $0.5 million that were paid to FSI for this equipment. In addition, the Partnership increased its investment in a trust that owned two commercial aircraft by funding the installation of a hushkit on an aircraft for $1.3 million including acquisition and lease negotiation fees of $0.1 million that were paid to FSI, subsequently, the Partnership sold its interest in this trust during the six months ended June 30, 1998.

The General Partner entered into a short-term, joint $50.0 million credit facility. This facility was amended on June 1, 1998 to temporarily increase the borrowing capacity of American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., from $50.0 million to $55.0 million until September 1, 1998. As of August 11, 1998, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $2.0 million and AFG had borrowings of $43.0 million under the short- term joint $55.0 million credit facility. No other eligible borrower had any outstanding borrowings.

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

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of June 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets if it determines that it cannot operate equipment to achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

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

(VI)      FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-Q contains forward-looking statements that involve risks and uncertainties, such as, statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q. The Partnership's actual results could differ materially from those discussed here.






                      (this space intentionally left blank)

                          PART II -- OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

         10.1 First Amendment to Restated Warehousing Credit Agreement among American Finance Group, Inc., First Union National Bank of North Carolina, and Bank of Montreal, dated as of June 1, 1998.

         10.2 Second Amendment to Restated Warehousing Credit Agreement among American Finance Group, Inc., First Union National Bank, and Bank of Montreal, dated as of June 8, 1998.

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



                                   PLM EQUIPMENT GROWTH FUND VI
                                   By: PLM Financial Services, Inc.
                                       General Partner



Date:  August 11, 1998             By: /s/ Richard K Brock
                                       -------------------
                                       Richard K Brock
                                       Vice President and
                                       Corporate Controller