Form 10-Q
period 1998-09-30
PLM EQUIPMENT GROWTH FUND VI
filed 1998-11-06
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the fiscal quarter ended September 30, 1998


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                          September 30,           December 31,
                                                                               1998                 1997
                                                                         --------------------------------------
Assets


Equipment held for operating lease, at cost                                $    84,716            $    71,597
Less accumulated depreciation                                                  (41,058 )              (33,895)
                                                                          --------------------------------------
  Net equipment                                                                 43,658                 37,702

Cash and cash equivalents                                                       12,253                 14,204
Restricted cash                                                                    710                    792
Accounts receivable, less allowance for doubtful accounts
    of $2,308 in 1998 and $2,524 in 1997                                         1,533                  2,560
Investments in unconsolidated special-purpose entities                          34,511                 46,796
Net investment in direct finance lease                                              70                    153
Prepaid expenses and other assets                                                   37                    181
Deferred charges, net of accumulated amortization of
    $318 in 1998 and $212 in 1997                                                  384                    238
Equipment acquisition deposits                                                      --                  1,335
                                                                          --------------------------------------

      Total assets                                                         $    93,156            $   103,961
                                                                          ======================================


Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                      $       687            $     1,296
Due to affiliates                                                                2,843                  2,822
Lessee deposits and reserve for repairs                                          1,096                  2,691
Note payable                                                                    30,000                 30,000
                                                                          --------------------------------------
  Total liabilities                                                             34,626                 36,809
                                                                          --------------------------------------

Partners' capital:
Limited partners (8,206,340 limited partnership units as of
    September 30, 1998 and 8,247,264 as of December 31, 1997)                   58,530                 67,152
General Partner                                                                     --                     --
                                                                          --------------------------------------
  Total partners' capital                                                       58,530                 67,152
                                                                          --------------------------------------

      Total liabilities and partners' capital                              $    93,156            $   103,961
                                                                          ======================================






                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
        (in thousands of dollars, except weighted-average unit amounts)


                                                     For the Three Months               For the Nine Months
                                                     Ended September 30,                Ended September 30,

                                                      1998           1997                1998           1997
                                                 ----------------------------------------------------------------
Revenues

Lease revenue                                      $   4,816       $   5,687           $  13,376       $  17,070
Interest and other income                                181             124                 507             370
Net gain (loss) on disposition of equipment            1,325            (103)              6,246             (98)
                                                 ------------------------------------------------------------------
    Total revenues                                     6,322           5,708              20,129          17,342
                                                 ------------------------------------------------------------------

Expenses

Depreciation and amortization                          3,755           2,529              10,749           7,676
Management fees to affiliate                             274             296                 754             926
Repairs and maintenance                                  906           1,085               2,641           2,834
Equipment operating expense                              414             996               1,714           2,808
Interest expense                                         503             686               1,515           1,700
Insurance expense to affiliate                            --              34            (127    )            145
Other insurance expense                                   42             249                 254             622
General and administrative expenses
      to affiliates                                      175             244                 619             636
Other general and administrative expenses                186             451                 682           1,277
Loss on revaluation of equipment                       4,276              --               4,276              --
Provision for bad debts                                  104             374                 260             429
                                                 ------------------------------------------------------------------
    Total expenses                                    10,635           6,944              23,337          19,053
                                                 ------------------------------------------------------------------

Equity in net income (loss) of unconsol-
      idated special-purpose entities                   (795)           (111 )             6,774             (61)
                                                 ------------------------------------------------------------------

Net income (loss)                                  $  (5,108)      $  (1,347 )         $   3,566       $  (1,772)
                                                 ==================================================================

Partners' share of net income (loss)

Limited partners                                   $  (5,281)      $  (1,564 )         $   2,960       $  (2,424)
General Partner                                          173             217                 606             652
                                                 ------------------------------------------------------------------

Total                                              $  (5,108)      $  (1,347 )         $   3,566       $  (1,772)
                                                 ==================================================================



Net income (loss) per weighted-average
      limited partnership unit                     $   (0.64)      $   (0.19 )         $    0.36       $   (0.29)
                                                 ==================================================================

Cash distributions                                 $   3,106       $   4,340           $  11,771       $  13,045
                                                 ==================================================================
Cash distributions per weighted-average
      limited partnership unit                     $    0.36       $    0.50           $    1.36       $    1.50
                                                 ==================================================================








                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            ( A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     For the period from December 31, 1996
                              to September 30, 1998
                           (in thousands of dollars)




                                                            Limited              General
                                                           Partners              Partner                    Total
                                                        ----------------------------------------------------------


Partners' capital as of December 31, 1996                 $    75,790            $     --             $    75,790

Net income                                                      8,363                 869                   9,232

Repurchase of limited partnership units                          (486)                 --                    (486)

Cash distribution                                             (16,515)               (869)                (17,384)
                                                        ------------------------------------------------------------

  Partners' capital as of December 31, 1997                    67,152                  --                  67,152

Net income                                                      2,960                 606                   3,566

Repurchase of limited partnership units                          (417)                 --                    (417)

Cash distribution                                             (11,165)               (606)                (11,771)
                                                        ------------------------------------------------------------

  Partners' capital as of September 30, 1998              $    58,530            $     --             $    58,530
                                                        ============================================================













                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)


                                                                                    For the Nine Months
                                                                                    Ended September 30,

                                                                                  1998           1997
                                                                               ---------------------------
Operating activities
Net income (loss)                                                               $    3,566     $   (1,772 )
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Net (gain) loss on disposition of equipment                                       (6,246)            98
  Equity in net (income) loss from unconsolidated
        special-purpose entities                                                    (6,774)            61
  Depreciation and amortization                                                     10,749          7,676
  Loss on revaluation of equipment                                                   4,276             --
  Changes in operating assets and liabilities:
    Restricted cash                                                                     82           (131 )
    Accounts receivable, net                                                           750            (98 )
    Prepaid expenses and other assets                                                  144            159
    Accounts payable and accrued expenses                                             (327)          (179 )
    Due to affiliates                                                                   21            500
    Lessee deposits and reserve for repairs                                           (177)           746
                                                                              -----------------
                                                                                              ---------------
      Net cash provided by operating activities                                      6,064          7,060
                                                                              -------------------------------

Investing activities
Payments for equipment purchases and capital improvements                          (23,836)           (11 )
Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                       (3,778)       (10,603 )
Distributions from unconsolidated special-purpose entities                           6,158          5,198
Distributions from liquidation of unconsolidated
      special-purpose entities                                                      16,679             --
Payments of acquisition fees to affiliate                                           (1,132)            --
Payments of lease negotiation fees to affiliate                                       (251)            --
Principal payments on direct finance lease                                              74             59
Proceeds from disposition of equipment                                              10,259          1,187
                                                                              -------------------------------
      Net cash provided by (used in) investing activities                            4,173         (4,170 )
                                                                              -------------------------------

Financing activities
Proceeds from short-term note payable                                                   --         10,551
Payments of short-term note payable                                                     --         (1,837 )
Proceeds from short-term loan from affiliate                                            --          1,000
Payment of short-term loan from affiliate                                               --         (1,000 )
Cash distribution paid to limited partners                                         (11,165)       (12,393 )
Cash distribution paid to General Partner                                             (606)          (652 )
Repurchase of limited partnership units                                               (417)          (486 )
                                                                              -------------------------------
      Net cash used in financing activities                                        (12,188)        (4,817 )
                                                                              -------------------------------

Net decrease in cash and cash equivalents                                           (1,951)        (1,927 )
Cash and cash equivalents at beginning of period                                    14,204          3,017
                                                                                              ---------------
                                                                              -----------------
Cash and cash equivalents at end of period                                      $   12,253     $    1,090
                                                                              ===============================

Supplemental information
Interest paid                                                                   $    1,515     $    1,665
                                                                              ===============================
Supplemental disclosure of noncash investing and financing activities:
    Sale proceeds included in accounts receivable                               $        5     $       43
                                                                              ===============================


                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the Partnership) as of September 30, 1998 and December 31, 1997, the statements of operations for the three and nine months ended September 30, 1998 and 1997, the statements of cash flows for the nine months ended September 30, 1998 and 1997, and the statements of changes in partners' capital for the period from December 31, 1996 to September 30, 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, on file with the Securities and Exchange Commission.

2.   Repurchase of Limited Partnership Units

In 1997, the Partnership agreed to repurchase up to 47,000 limited partnership units in 1998 for an aggregate purchase price of up to a maximum of $0.5 million. During the nine months ended September 30, 1998, the Partnership had repurchased 40,924 limited partnership units for $0.4 million. The General Partner may repurchase the additional units in the future.

3.   Cash Distributions

Cash distributions are recorded when paid and totaled $3.1 million and $11.8 million for the three and nine months ended September 30, 1998 and $4.3 million and $13.0 million for the three and nine months ended September 30, 1997. Cash distributions to limited partners in excess of net income are considered to represent a return of capital. Cash distributions to the limited partners of $8.2 million and $12.4 million for the nine months ended September 30, 1998 and 1997, respectively, were deemed to be a return of capital. Cash distributions related to the results from the third quarter of 1998, of $1.6 million, are to be paid during the fourth quarter of 1998.

4.   Transactions with General Partner and Affiliates

The Partnership's proportional share of the affiliated expenses incurred by the unconsolidated special-purpose entities (USPEs) during 1998 and 1997 is listed in the following table (in thousands of dollars):


                                                     For the Three Months                 For the Nine Months
                                                      Ended September 30,                 Ended September 30,

                                                      1998            1997                1998             1997
                                                 --------------------------------------------------------------------
Management fees                                    $     113       $     125           $     365        $     319
Data processing and administrative
   expenses                                               38              32                 113               85
Insurance expense                                          5               6                   6               27


Transportation Equipment Indemnity Company, Ltd. (TEI), an affiliate of the General Partner, provided certain marine insurance coverage for the Partnership's equipment and other insurance brokerage services during 1998 and 1997. TEI did not provide the same level of insurance coverage during 1998 as had been provided during 1997. These services were provided by an unaffiliated third party.

During 1998, the Partnership received a $0.1 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated partnerships.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

4.   Transactions with General Partner and Affiliates (continued)

The Partnership's balance due to affiliates as of September 30, 1998 included $0.2 million due to FSI and its affiliates for management fees and $2.7 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1997 included $0.3 million due to FSI and its affiliates for management fees and $2.5 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees of $49,000 and $0.1 million was payable as of September 30, 1998 and December 31, 1997, respectively.

During the nine months ended September 30, 1998, the Partnership purchased an MD-82 commercial aircraft at a cost of $13.4 million, a marine vessel for $9.6 million, and a portfolio of aircraft rotable components for $2.2 million, and paid FSI $1.4 million for acquisition and lease negotiation fees. In addition, FSI earned $0.2 million in acquisition and lease negotiation fees for the $1.2 million hushkit installed on an aircraft in a USPE and the purchase of $2.4 million in marine containers in another USPE.

5.   Equipment

Owned equipment held for operating lease is stated at cost. The components of owned equipment held for operating leases are as follows (in thousands of dollars):


                                            September 30,         December 31,
                                                 1998                 1997
                                            -------------------------------------


Marine vessels                                $   26,094           $    16,035
Aircraft and rotable components                   21,630                11,919
Rail equipment                                    15,608                15,657
Trailers                                          13,586                16,203
Marine containers                                  7,798                11,783
                                            -------------        --------------
                                                  84,716                71,597
Less accumulated depreciation                    (41,058 )             (33,895)
                                            -------------        --------------
    Net equipment                             $   43,658           $    37,702
                                            =============        ==============


As of September 30, 1998, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 70 marine containers and 6 railcars. As of December 31, 1997, all of the equipment was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 92 marine containers and a railcar. The net book value of the off-lease equipment was $0.2 million and $0.4 million as of September 30, 1998 and December 31, 1997, respectively.

During the nine months ended September 30, 1998, the Partnership completed the purchase of an MD-82 Stage III commercial aircraft for $14.0 million, including acquisition fees of $0.6 million paid to FSI for the purchase of this equipment. The Partnership made a deposit of $1.3 million toward this purchase in 1997, which is included in the December 31, 1997 balance sheet as equipment acquisition deposit. Additionally, the Partnership purchased a portfolio of aircraft rotable components for $2.3 million, including acquisition fees of $0.1 million paid to FSI for the purchase of this equipment, and a marine vessel for $10.1 million, including acquisition fees of $0.4 million that were paid to FSI for the purchase of this equipment.

During the nine months ended September 30, 1998, the Partnership disposed of or sold a Boeing 737-200 commercial aircraft, an aircraft engine, marine containers, trailers, and railcars, with an aggregate net book value of $5.4 million, for $11.7 million which includes $1.4 million of unused engine reserves.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

5.   Equipment (continued)

During the nine months ended September 30, 1997, the Partnership disposed of or sold marine containers and trailers, with an aggregate net book value of $1.3 million, for $1.2 million.

During the nine months ended September 30, 1998, the Partnership reduced the carrying value of 139 marine containers by $0.2 million and two marine vessels by $4.1 million to the equipment's estimated realizable value.

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):


                                                                                  September 30,     December 31,
                                                                                   1998             1997
                                                                             ---------------------------------
  64% interest in a trust owning a 767-200ER commercial aircraft                  $    11,492        $   12,854
  53% interest in an entity owning a product tanker                                     8,470             9,881




  30% interest in an entity owning a mobile offshore drilling unit                      4,500             5,050
  40% interest in a trust owning two commercial aircraft on direct
            finance lease                                                               4,435             4,581
  24% interest in an entity owning marine containers                                    2,494                --
  50% interest in an entity owning a container feeder vessel                            1,466             2,812

  20% interest in an entity owning a handymax bulk carrier                              1,345             1,513

  50% interest in a trust that owned four 737-200A commercial aircraft                    309             6,614

  17% interest in a trust that owned a commercial aircraft                                 --             3,491
      Net investments                                                             $    34,511        $   46,796
                                                                                 =============     =============

As of September 30, 1998 and December 31, 1997, the Partnership had an interest in trusts that own multiple aircraft (the Trusts). One of these Trusts contained provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During the nine months ended September 30, 1998, the Partnership increased its investment in a trust owning four commercial aircraft by funding the installation of a hushkit on an aircraft assigned to the Partnership in the trust for $1.3 million, including acquisition and lease negotiation fees of $0.1 million that were paid to FSI. In this Trust, the Partnership subsequently sold the two commercial aircraft assigned to it with a net book value of $6.2 million for proceeds of $13.1 million.

During the nine months ended September 30, 1998, the Partnership also purchased an interest in an entity owning 4,912 marine containers for $2.5 million, including acquisition and lease negotiation fees of $0.1 million that were paid to FSI. The remaining interest in this entity was purchased by an affiliated program.

In September 1998, the Partnership reduced its interest in an entity owning a container feeder vessel by $1.0 million to its net realizable value.

During January 1998, the Partnership received the remaining liquidating proceeds of $3.5 million from the sale of its 17% interest in a trust that owned a commercial aircraft sold in 1997.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

7.   Debt

The General Partner entered into a short-term, joint $50.0 million credit facility which is due to expire on November 2, 1998. This facility was amended on June 1, 1998 to temporarily increase the borrowing capacity of American Finance Group, Inc. (AFG), a subsidiary of PLM International, Inc., from $50.0 million to $55.0 million until September 1, 1998. On June 8, 1998, this facility was amended again to temporarily increase AFG's borrowing capacity from $55.0 million to $60.0 million until July 8, 1998. As of September 30, 1998, the Partnership had no borrowing under the short-term joint $50.0 million credit facility. Among the other eligible borrowers, AFG had borrowings of $44.2 million, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $0.3 million under the short-term joint, $50.0 million credit facility as of September 30, 1998. No other eligible borrower had any outstanding borrowings.

The General Partner believes it will renew the credit facility upon its expiration with similar terms as those in the current credit facility.

8.   Net Income (Loss) Per Weighted-Average Partnership Unit

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1998 was 8,219,887 and 8,206,339, respectively. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1997 was 8,260,602 and 8,247,265, respectively.

9.   Contingencies

PLM International, Inc., (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who allegedly invested in certain California limited partnerships (the Funds) for which the Company's wholly-owned subsidiary, FSI, acts as the general partner, including the Partnership, PLM Equipment Growth Funds IV, and V, and PLM Equipment Growth & Income Fund VII. The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against the defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds.
Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. In September 1997, the district court denied plaintiffs' motion and dismissed without prejudice the individual claims of the California class representative, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Funds, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted the motion in December 1997.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998

9.   Contingencies (continued)

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

On July 31, 1997, the defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration and in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, the plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

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

10.      Subsequent Event

The General Partner received a commitment letter dated October 29, 1998 from the lender of the short-term credit facility extending the credit facility to November 1, 1999. The terms of the credit facility remained substantially the same as the previous credit facility.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI's (the Partnership's) Operating Results for the Three Months Ended September 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as expenses for repair and maintenance, equipment operation, and asset-specific insurance) on owned equipment increased during the three months ended September 30, 1998 when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Three Months
                                                                           Ended September 30,
                                                                          1998              1997
                                                                      ------------------------------
Aircraft, aircraft engines, and components                              $  1,035          $    773
Rail equipment                                                               840               758
Marine vessels                                                               837               615
Trailers                                                                     623               733
Marine containers                                                            134               456


Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $1.1 million and $19,000, respectively, for the three months ended September 30, 1998, compared to $0.8 million and $0.1 million, respectively, during the same period of 1997. The increase in aircraft contribution was due to the purchase of an MD-82 Stage III commercial aircraft and a portfolio of aircraft rotable components during the first quarter of 1998. The increase in aircraft contribution caused by these purchases was offset, in part, by the sale of a portfolio of aircraft engines and components during the fourth quarter of 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the three months ended September 30, 1998, compared to $1.0 million and $0.3 million, respectively, during the same period of 1997. The increase in railcar contribution was due to fewer repairs required during the three months ended September 30, 1998, when compared to the same period of 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.8 million and $1.0 million, respectively, for the three months ended September 30, 1998, compared to $2.4 million and $1.8 million, respectively, during the same period of 1997. The increase in marine vessel contribution was due to the purchase of an additional marine vessel during the second quarter of 1998 that is operating under a bareboat charter in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. During the same period of 1997, the Partnership's two marine vessels that were sold during the fourth quarter of 1997, were operating under a lease arrangement in which the lessee pays a higher lease rate however, the Partnership pays for all operating expenses. Overall, the marine vessel purchased in 1998 gave the Partnership a higher marine vessel contribution during the three months ended September 30, 1998 when compared to the two marine vessels that were sold during the fourth quarter of 1997.

Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the three months ended September 30, 1998, compared to $0.9 million and $0.2 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.1 million and $2,000, respectively, for the three months ended September 30, 1998, compared to $0.5 million and $3,000, respectively, during the same quarter of 1997. The number of containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in container contribution.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.3 million for the quarter ended September 30, 1998 increased from $4.6 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $1.2 million increase in depreciation and amortization expenses from 1997 levels reflects the purchase of certain assets during 1998, which was offset in part by the sale of certain equipment during 1998 and 1997 and the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (2) Loss on revaluation of equipment increased $4.3 million during the three months ended September 30, 1998 and resulted from the Partnership reducing the carrying value of marine containers and marine vessels to their estimated net realizable value. There was no revaluation of equipment required during the same period of 1997.

     (3) A $0.2 million decrease in interest expense was due to a lower average debt balance in the short-term credit facility when compared to the same period of 1997.

     (4) A $0.3 million decrease in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (5) A $0.3 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the third quarter of 1998 totaled $1.3 million, and resulted from the sale of an aircraft engine, marine containers and trailers, with an aggregate net book value of $0.5 million, for $1.8 million. The net loss on the disposition of equipment for the third quarter of 1997 totaled $0.1 million, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $0.4 million, for $0.3 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                            For the Three Months
                                                                            Ended September 30,
                                                                           1998              1997
                                                                      --------------------------------
Aircraft                                                                $      344          $    109
Mobile offshore drilling unit                                                   63                (2)
Marine containers                                                              (19)               --
Marine vessels                                                              (1,183)             (218)
                                   --------------------------------------------------     -------------
    Equity in net loss of USPEs                                         $     (795)         $   (111)
                                   ==================================================     =============


Aircraft: As of September 30, 1998, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft and an interest in a trust that owns two commercial aircraft on a direct finance lease. As of September 30, 1997, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft, an interest in a trust that owns two commercial aircraft on a direct finance lease, and an interest in two trusts that held ten commercial aircraft. During the third quarter of 1998, lease revenues of $1.0 million were offset by depreciation and administrative expenses of $0.7 million. During the same period of 1997, lease revenues of $1.9 million were offset by depreciation and administrative expenses of $1.8 million. The decrease in lease revenues during the third quarter of 1998 was due to the sale of the Partnership's interest in a trust owning four commercial aircraft during the first and second quarters of 1998 and the sale of the Partnership's interest in another trust owning six commercial aircraft during the fourth quarter of 1997. Depreciation and administrative expenses also decreased as a result of these sales.

Mobile offshore drilling unit: As of September 30, 1998 and 1997, the Partnership owned an interest in an entity owning a mobile offshore drilling unit. During the third quarter of 1998, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.2 million. During the same period of 1997, revenues of $0.3 million were offset by depreciation and administrative expenses of $0.3 million. The decrease in depreciation and administrative expenses was primarily due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of September 30, 1998, the Partnership owned an interest in an entity that owns marine containers. During the third quarter of 1998, revenues of $17,000 were offset by depreciation and administrative expenses of $36,000. The Partnership purchased the interest in this entity during September 1998.

Marine vessels: As of September 30, 1998 and 1997, the Partnership owned an interest in entities that own three marine vessels. During the third quarter of 1998, revenues of $1.0 million were offset by depreciation and administrative expenses of $1.3 million and a loss on the revaluation of a marine vessel of $1.0 million. During the same period of 1997, revenues of $1.1 million were offset by depreciation and administrative expenses of $1.3 million. The primary reason for the decrease in revenues was due to a loss of hire settlement received during 1997. A similar settlement was not required during 1998. Loss on revaluation of equipment of $1.0 million during the three months ended September 30, 1998 resulted from the Partnership reducing the carrying value of their interest in an entity owning a marine vessel to its estimated net realizable value. There was no revaluation of interests required during the same period of 1997.

(E)      Net Loss

As a result of the foregoing, the Partnership's net loss for the three months ended September 30, 1998 was $5.1 million, compared to a net loss of $1.3 million during the same period of 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the third quarter of 1998 is not necessarily indicative of future periods. In the third quarter of 1998, the Partnership distributed $2.9 million to the limited partners, or $0.36 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Nine Months Ended September 30, 1998 and 1997

(A)      Owned Equipment Operations

Lease revenues less direct expenses (defined as expenses for repair and maintenance, equipment operation, and asset-specific insurance) on owned equipment decreased during the nine months ended September 30, 1998, when compared to the same period of 1997. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                          1998              1997
                                                                      ------------------------------
Aircraft, aircraft engines, and components                              $  2,900          $  2,558
Rail equipment                                                             2,510             2,405
Trailers                                                                   1,858             2,157
Marine vessels                                                             1,105             2,258
Marine containers                                                            569             1,318


Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $3.2 million and $0.3 million, respectively, for the nine months
ended   September  30,  1998,   compared  to  $2.7  million  and  $0.1  million,
respectively, during the same period of 1997. The increase in aircraft contribution was due to the purchase of an MD-82 Stage III commercial aircraft and a portfolio of aircraft rotable components during the first quarter of 1998. The increase in aircraft contribution caused by these purchases was offset, in part, by the sale of a portfolio of aircraft engines and components during the fourth quarter of 1997.

Rail equipment: Rail equipment lease revenues and direct expenses were $3.1 million and $0.6 million, respectively, for the nine months ended September 30, 1998 compared to $3.1 million and $0.7 million, respectively, during the same period of 1997. The increase in railcar contribution was due to lower repairs required during 1998 when compared to the same period of 1997.

Trailers: Trailer lease revenues and direct expenses were $2.4 million and $0.6 million, respectively, for the nine months ended September 30, 1998, compared to $2.7 million and $0.6 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were $4.1 million and $3.0 million, respectively, for the nine months ended September 30, 1998, compared to $7.2 million and $4.9 million, respectively, during the same period of 1997. The decrease in marine vessel contribution was due to the sale of two marine vessels during the fourth quarter of 1997 which was offset in part by the purchase of an additional marine vessel during the last month of the third quarter of 1998 and a $0.1 million loss-of-hire insurance refund received during 1998 from Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships.

Marine containers: Marine container lease revenues and direct expenses were $0.6 million and $11,000, respectively, for the nine months ended September 30, 1998, compared to $1.3 million and $10,000, respectively, during the same quarter of 1997. The number of containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in container contribution.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $18.9 million for the nine months ended September 30, 1998 increased from $12.6 million for the same period in 1997. Significant variances are explained as follows:

     (1) A $3.1 million increase in depreciation and amortization expenses from 1997 levels reflects the purchase of certain assets during 1998, which was offset in part by the sale of certain equipment during 1998 and 1997 and the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (2) Loss on revaluation of equipment increased $4.3 million during the nine months ended September 30, 1998 and resulted from the Partnership reducing the carrying value of marine containers and marine vessels to their estimated net realizable value. There was no revaluation of equipment required during the same period of 1997.

     (3) A $0.2 million decrease in interest expense was due to a lower average debt balance in the short-term credit facility when compared to the same period of 1997.

     (4) A $0.2 million decrease in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (5) A $0.2 million decrease in management fees was due to lower lease revenues earned by the Partnership during 1998, when compared to the same period in 1997.

     (6) A $0.6 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the nine months ended September 30, 1998 totaled $6.2 million, and resulted from the sale of a commercial aircraft, an aircraft engine, marine containers, trailers, and railcars, with an aggregate net book value of $5.4 million, for $11.7 million which included $1.4 million of unused engine reserves. The net loss on the disposition of equipment for the nine months ended September 30, 1997 totaled $0.1 million, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $1.3 million, for $1.2 million.

(D)      Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                          1998                1997
                                                                      --------------------------------
Aircraft                                                                $    8,187          $    559
Mobile offshore drilling unit                                                  171              (132)
Marine containers                                                              (19)               --
Marine vessels                                                              (1,565)             (488)
                                   --------------------------------------------------     -------------
    Equity in net income (loss) of USPEs                                $    6,774          $    (61)
                                   ==================================================     =============

Aircraft: As of September 30, 1998, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft and an interest in a trust that owns two commercial aircraft on a direct finance lease. As of September 30, 1997, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft, an interest in a trust that owns two commercial aircraft on a direct finance lease, and an interest in two trusts that held ten commercial aircraft. During the nine months ended September 30, 1998, lease revenues of $3.9 million and the gain from the sale of an interest in the trust that held four commercial aircraft of $6.9 million were offset by depreciation and administrative expenses of $2.6 million. During the same period of 1997, lease revenues of $5.7 million were offset by depreciation and administrative expenses of $5.2 million. The decrease in lease revenues during the nine months ended September 30, 1998 was due to the sale of the Partnership's interest in a trust owning four commercial aircraft during 1998 and the sale of the Partnership's interest in another trust owning six commercial aircraft during the fourth quarter of 1997. Depreciation and administrative expenses also decreased as a result of these sales.

Mobile offshore drilling unit: As of September 30, 1998 and 1997, the Partnership owned an interest in a mobile offshore drilling unit. During the nine months ended September 30, 1998, revenues of $0.9 million were offset by depreciation and administrative expenses of $0.7 million. During the same period of 1997, revenues of $0.8 million were offset by depreciation and administrative expenses of $0.9 million. The contribution from this equipment increased during 1998, when compared to the same period of 1997, due to a higher lease rate earned on this equipment and lower depreciation and administrative expenses due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of September 30, 1998, the Partnership owned an interest in an entity that owns marine containers. During the nine months ended September 30, 1998, revenues of $17,000 were offset by depreciation and administrative expenses of $36,000. The Partnership purchased the interest in this entity during September 1998.

Marine vessels: As of September 30, 1998 and 1997, the Partnership owned an interest in entities that own three marine vessels. During the nine months ended September 30, 1998, revenues of $3.4 million were offset by depreciation and administrative expenses of $4.0 million and a loss on the revaluation of a marine vessel of $1.0 million. During the same period of 1997, revenues of $1.9 million were offset by depreciation and administrative expenses of $2.4 million. The primary reason for the increases in revenues and depreciation and administrative expenses was due to the purchase of an interest in an additional entity that owns a marine vessel during 1997. Loss on revaluation of equipment of $1.0 million during the three months ended September 30, 1998 resulted from the Partnership reducing the carrying value of their interest in an entity owning a marine vessel to its estimated net realizable value. There was no revaluation of interests required during the same period of 1997.




(E)      Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the nine months ended September 30, 1998 was $3.6 million, compared to a net loss of $1.8 million during the same period of 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1998 is not necessarily indicative of future periods. In the nine months ended September 30, 1998, the Partnership distributed $11.2 million to the limited partners, or $1.36 per weighted-average limited partnership unit.

(II)     FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1998, the Partnership generated $12.2 million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the nine months ended September 30, 1998 of $11.8 million) to the partners. However, based on current operating lease revenues and near-term trends, the General Partner made the decision to reduce the level of cash distribution from 10% to 8% for the quarter ended June 30, 1998. Cash distributions will remain at the reduced rate until operating lease revenues and near-term trends show improvement.

During the nine months ended September 30, 1998, the Partnership sold owned equipment for proceeds of $11.7 million. Included in the sale proceeds was $1.4 million of unused engine reserves. The Partnership also sold its interest in a USPE for $13.1 million and received $3.6 million that was due from the sale of its interest in a USPE during late 1997.

During the nine months ended September 30, 1998, the Partnership completed the purchase of an MD-82 Stage III commercial aircraft for $14.1 million, including acquisition and lease negotiation fees of $0.7 million that were paid to PLM Financial Services, Inc. (FSI or the General Partner). FSI is a wholly-owned subsidiary of PLM International, Inc. The Partnership made a deposit of $1.3 million toward this purchase in 1997, which is included in the December 31, 1997 balance sheet as an equipment acquisition deposit.

The Partnership also purchased a portfolio of aircraft rotable components for $2.3 million, including acquisition and lease negotiation fees of $0.1 million that were paid to FSI for this equipment and a marine vessel for $10.2 million, including acquisition and lease negotiation fees of $0.5 million that were paid to FSI for this equipment. The Partnership purchased an interest in an entity owning 4,912 marine containers for $2.5 million, including acquisition and lease negotiation fees of $0.1 million that were paid to FSI. In addition, the Partnership increased its investment in a trust that owned two commercial aircraft by funding the installation of a hushkit on an aircraft for $1.3 million including acquisition and lease negotiation fees of $0.1 million that were paid to FSI, subsequently, the Partnership sold its interest in this trust during the nine months ended September 30, 1998.

The General Partner entered into a short-term, joint $50.0 million credit facility. As of November 3, 1998, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $0.3 million and American Finance Group Inc., a subsidiary of PLM International, Inc., had borrowings of $39.1 million under the short-term joint $50.0 million credit facility. No other eligible borrower had any outstanding borrowings.

(III) EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products and other business systems, or the Partnership's vendors, service providers and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" problem). As the Partnership relies substantially on the General Partner's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000 compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000 compliant or Year 2000 compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the beginning of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material. Also, the General Partner believes the future cost allocable to the Partnership to become Year 2000 compliant will not be material.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership to control, including the extent to which third parties can address the Year 2000 problem. The General Partner has begun to communicate with vendors, services providers and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position and results of operations of the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 non-compliance and will develop a contingency plan if the General Partner determines, or is unable to determine, that third-party non-compliance would have a material adverse effect on the Partnership's business, financial position or results of operation.

(IV)     ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new statements: SFAS No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources; and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for a public company's operating segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Partnership's fiscal year ended December 31, 1998, with earlier application permitted. The effect of the adoption of these statements will be limited to the form and content of the Partnership's disclosures and will not impact the Partnership's results of operations, cash flow, or financial position.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of September 30, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets in which it determines it cannot operate equipment to achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections.

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






                      (this space intentionally left blank)

                          PART II -- OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

          10.1 Commitment Letter from First Union National Bank dated October 29, 1998 extending the $50.0 million Warehousing Credit Agreement until November 2, 1998.

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



                                  PLM EQUIPMENT GROWTH FUND VI

                                  By:      PLM Financial Services, Inc.
                                           General Partner



Date:  November 4, 1998           By:      /s/ Richard K Brock
                                           -------------------
                                           Richard K Brock
                                           Vice President and
                                           Corporate Controller