Form 10-K
period 1998-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 1999-03-19
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K



     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1998.

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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 53.

Total number of pages in this report:  131.

                                     PART I
ITEM 1.    BUSINESS

(A)  Background

In April 1991, PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 8,750,000 limited partnership units (the units) in PLM Equipment Growth Fund VI, a California limited partnership (the Partnership, the Registrant, or EGF VI). The Partnership's offering became effective on December 23, 1991. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

     (1) to invest in a diversified portfolio of low obsolescence equipment with long lives and high residual values, at prices that the General Partner believes to be below inherent values and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment. All transactions over $1.0 million must be approved by PLM International's Credit Review Committee (the Committee), which is made up of members of PLM International's senior management. In determining a lessee's creditworthiness, the Committee considers, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to create a significant degree of safety relative to other equipment leasing investments through the purchase of a diversified equipment portfolio. This diversification reduces the exposure to market fluctuations in any one sector. The purchase of used, long-lived, low-obsolescence equipment, typically at prices that are substantially below the cost of new equipment, also reduces the impact of economic depreciation and can create the opportunity for appreciation in certain market situations, where supply and demand return to balance from oversupply conditions; and

     (4) to increase the Partnership's revenue base by reinvesting a portion of its operating cash flow in additional equipment during the first six years of the Partnership's operation in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates, and costs and expenses, growth in the size of the Partnership's portfolio does not necessarily mean that in all cases the Partnership's aggregate net income and distributions will increase upon the reinvestment of operating cash flow.

The offering of units of the Partnership  closed on May 24, 1993. As of December
31,  1998,  there  were  8,206,339  units   outstanding.   The  General  Partner
contributed $100 for its 5% general partner interest in the Partnership.

Beginning in the Partnership's seventh year of operation, which commences January 1, 2000, the General Partner will stop reinvesting cash flow and surplus funds, which, if any, less reasonable reserves, will be distributed to the partners. In the ninth year of operations of the Partnership, which commences January 1, 2002, the General Partner intends to begin the dissolution and liquidation of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events. Under certain circumstances, however, the term of the Partnership may be extended. In no event will the Partnership be extended beyond December 31, 2011.



                         (This space intentionally left
                                    blank.)

Table  1,  below,  lists  the  equipment  and  the  cost  of  equipment  in  the
Partnership's   portfolio,   and  the  cost  of  investments  in  unconsolidated
special-purpose entities as of December 31, 1998 (in thousands of dollars):

                                     TABLE 1


 Units                          Type                                  Manufacturer                       Cost
-------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

      2     Container cargo carrier vessels                   O. C. Staalskibsvaerft A/F             $     16,036
      1     Brown water vessel                                Moss Point Marine                            10,058
      1     DC-9-82 Stage III commercial aircraft             McDonnell Douglas                            13,951
      1     737-200 Stage II commercial aircraft              Boeing                                        5,406
      1     Portfolio of aircraft rotables                    Various                                       2,273
    422     Pressurized tank railcars                         Various                                      11,970
    203     Nonpressurized tank railcars                      Various                                       3,582
    139     Covered hopper railcars                           Various                                       3,086
    189     Over-the-road refrigerated trailers               Various                                       5,702
    345     Dry piggyback trailers                            Stoughton                                     5,304
    287     Over-the-road dry trailers                        Various                                       2,198
  3,026     Various marine containers                         Various                                       8,301
    186     Refrigerated marine containers                    Various                                       2,888
                                                                                                     -------------
                Total owned equipment held for operating leases                                      $     90,755<F1>
                                                                                                     =============

Investments in unconsolidated special-purpose entities:

   0.64     Trust comprised of a 767-200ER
              Stage III commercial aircraft                   Boeing                                 $     27,329<F3>
   0.40     Equipment on direct finance lease:
              Two DC-9 Stage III commercial aircraft          McDonnell Douglas                             4,505<F3>
   0.53     Product tanker                                    Boelwerf-Temse                               10,476<F2>
   0.50     Container cargo feeder vessel                     O. C. Staalskibsvaerft A/F                    4,004<F2>
   0.20     Handymax dry bulk carrier marine vessel           Tsuneishi Shipbuilding Co., Ltd               3,553<F2>
   0.30     Mobile offshore drilling unit                     AT & CH de France                             6,166<F3>
   0.25     Marine containers                                 Various                                       2,489<F2>
                                                                                                       -----------
                Total investments in unconsolidated special-purpose entities                         $     58,522<F1>
                                                                                                     =============

<F1> Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of purchase, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), or PLM Worldwide Management Services (WMS).

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

As of December 31, 1998, approximately 58% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses of the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Transamerica Leasing, Burlington Northern Railroad Company, Northern Navigation Services, Inc., Malaysian Air Systems Berhad, CSX Transportation, Inc., Union Pacific Railroad Company, Trans World Airlines. Aero California, Westway Express Incorporated, and Pacific Carriers Ltd.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short to mid-term nature of operating leases generally commands a higher rental rate than the longer-term full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

The Partnership encounters considerable competition from lessors that utilize full payout leases on new equipment, i.e., leases that have terms equal to the expected economic life of the equipment. While some lessees prefer the flexibility offered by a shorter-term operating lease, other lessees prefer the rate advantages possible with a full payout lease. Competitors may write full payout leases at considerably lower rates and for longer terms than the Partnership offers, or larger competitors with a lower cost of capital may offer operating leases at lower rates, which may put the Partnership at a competitive disadvantage.

(2)  Manufacturers and Equipment Lessors

The Partnership competes with equipment manufacturers who offer operating leases and full payout leases. Manufacturers may provide ancillary services that the Partnership cannot offer, such as specialized maintenance service (including possible substitution of equipment), training, warranty services, and trade-in privileges.

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX Corp., General Electric
Railcar Services Corporation, General Electric Capital Aviation Services Corporation, Xtra Corporation, and other programs that lease the same types of equipment.

(D)  Demand

The Partnership operates in the following operating segments: aircraft leasing, marine vessel leasing, marine container leasing, railcar leasing, trailer leasing, and mobile offshore drilling unit leasing. Each equipment leasing segment engage in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)  Marine Vessels

The Partnership owns or has investments in small to medium-sized dry bulk vessels, product tankers, and container vessels that trade in worldwide markets and carry commodity cargoes. Demand for commodity shipping closely follows worldwide economic growth patterns, which can alter demand by causing changes in volume on trade routes. The General Partner operates the Partnership's vessels through spot and period charters, an operating approach that provides the flexibility to adapt to changing market situations.

The markets for both dry bulk vessels and product tankers weakened in 1998. Dry bulk vessels experienced a decline in freight rates, as demand for commodity shipments remained flat and fleet capacity increased marginally. Freight rates for product tankers weakened during the course of the year, after a very strong 1997. Demand for product shipments decreased, while the fleet grew moderately. The Asian recession has had significant effects on world shipping markets, and demand is unlikely to improve until Pacific Rim economies experience a sustained recovery.

(a)  Dry Bulk Vessels

Freight rates for dry bulk vessels decreased for all ship sizes in 1998, with the largest vessels experiencing the greatest declines. After a relatively stable year in 1997, rates declined due to a decrease in cargo tonnage moving from the Pacific Basin and Asia to western ports. The size of the overall dry bulk carrier fleet decreased by 3%, as measured by the number of vessels, but increased by 1%, as measured by deadweight (dwt) tonnage. While scrapping of ships was a significant factor in 1998 (scrapping increased by 50% over 1997) overall there was no material change in the size of the dry bulk vessel fleet, as deliveries and scrapings were nearly equal.

Total dry trade (as measured in deadweight tons) was flat, compared to a 3% growth in 1997. As a result, the market had no foundation for increasing freight rates, and charter rates declined as trade not only failed to grow, but actually declined due to economic disruptions in Asia. Overall activity is expected to remain flat in 1999, with trade in two of the three major commodities static or decreasing in volume. Iron ore volume is expected to decrease, and grain trade is anticipated to be flat, while a bright spot remains in an estimated increase in steam coal trade.

Ship values experienced a significant decline in 1998, as expectations for trade growth were dampened. The decline in ship values was also driven by bargain pricing for newbuilding in Asian yards.

The uncertainty in forecasts is the Asian economic situation; if there is some recovery from the economic shake-up that started in the second half of 1997, then 1999 has prospects for improvement. The delivery of ships in 1999 is expected to be less than in 1998, and high scrapping levels should continue. Dry bulk shipping is a cyclical business -- inducing capital investment during periods of high freight rates and discouraging investment during periods of low rates. The current environment thus discourages investment. However, the history of the industry implies that this period will be followed by one of increasing rates and investment in new ships, driven by growth in demand. Over time, demand grows at an average of 3% a year, so when historic levels of growth in demand resume, the industry is expected to experience a significant increase in freight rates and ship values.

(b)  Product Tankers

Product tanker markets experienced a year in which a fall in product trade volume and an increase in total fleet size induced a decline in freight rates. Charter rates for standard-sized product tankers averaged $10,139 per day in 1998, compared to $13,277 per day in 1997. The weakening in rates resulted primarily from a decrease in product import levels to the United States and Japan. Significantly lower crude oil prices worldwide induced higher volumes of imports of crude oil to the United States, thereby lessening domestic demand for refined products. Product trade in 1998 fell by an estimated 5% worldwide. The crude oil trade, which is closely related to product trades, especially in larger vessels, remained stable in 1998. Crude trade grew 1% in volume, led by imports to Europe, which grew 6%.

Overall, the entire product tanker fleet grew only 1% in 1998. Supply growth in 1998 was moderated by high scrapping levels, especially of larger ships. In 1999, the fleet is expected to receive an additional 9% in capacity from newly built deliveries, most of which will be in large tankers (above 80,000 dwt tons) carrying crude products. Smaller tankers (below 80,000 dwt tons) are expected to receive 7% in new deliveries over current fleet levels.

While these new deliveries represent a high percentage of the existing fleet, the tanker markets are now beginning to feel the effects of the United States Oil Pollution Act of 1990. Under the act, older tankers are restricted from trading to the United States once they exceed 25 years old if they do not have double bottoms and/or double hulls. Similar though somewhat less stringent restrictions are in place in other countries with developed economies. The retirement of older, noncomplying tankers may allow the fleet to absorb what would otherwise be an excessive number of new orders in relation to current demand prospects. Given that a large proportion of the current tanker fleet does not meet these regulatory requirements, coupled with anticipated flat demand yet continuing high delivery levels, charter rates for 1999 are not anticipated to increase significantly from 1998 levels.

(c)  Container and Container Feeder Vessels

Container vessels transport containerized cargo. They are called feeder vessels when they move containers from small, outlying ports to main transportation hub ports, from which containers are moved by regularly scheduled liner services. Container vessels typically carry up to about 1,000 20-foot-equivalent unit containers (TEUs). This trade has been characterized by growth in both supply and demand for the past several years; however, in 1998, patterns changed. All containerized trade, as measured by TEU movement, grew 8% in shipments from Asia, but declined 14% in shipments to Asia, for a composite decline of 1% over 1997 levels. This flattening of trade represents a significant change in the container shipping markets, which have shown robust growth ever since containers were introduced as a shipping medium.

As with other shipping markets, the lack of growth in demand has occurred at the same time that the capacity to meet previously projected growth has been underway, and charter rates have decreased accordingly. The total fleet of containerized vessels has increased in capacity by over 60% since 1988. While some of this growth has come from very large vessels, which have created container shipping demand due to lower unit costs, the expansion of the fleet has eroded charter rates, since demand has not grown as quickly. For the larger container vessels (above 1,000 TEU per ship), rate erosion may continue, because ships on order could add as much as 16% to existing capacity through 2001. For feeder ships (less than 1,000 TEU), only 9% of existing capacity is on order, and most remaining orders will be delivered in 1999. While these deliveries will suppress prospects for improving feeder vessel charter rates in 1999, the lack of planned deliveries beyond then provides some potential for rate and value increases.

(2)  Aircraft

(a)  Commercial Aircraft

The world's major airlines experienced a fourth consecutive year of profits, showing a combined marginal net income (net income measured as a percentage of revenue) of 6%, compared to the industry's historical annual rate of 1%. Airlines recorded positive marginal net annual income of 2% in 1995, 4% in 1996, 6% in 1997, and 6% in 1998. The two factors that have led to this increase in profitability are improvements in yield management systems and reduced operating costs, particularly lowered fuel costs. These higher levels of profitability have allowed many airlines to re-equip their fleets with new aircraft, resulting in a record number of orders for manufacturers.

Major airlines increased their fleets from 7,181 aircraft in 1997 to 7,323 in 1998, which has resulted in more used aircraft available on the secondary market. Despite these increases, the number of Stage II aircraft in these fleets (similar to those owned by the Partnership) decreased by 26% from 1997 to 1998, and sharper decreases are expected in 1999. This trend is due to Federal Aviation Regulation section C36.5, which requires airlines to convert 100% of their fleets to Stage III aircraft, which have lower noise levels than Stage II aircraft, by the year 2000 in the United States and the year 2002 in Canada and Europe. Stage II aircraft can be modified to Stage III with the installation of a hushkit that significantly reduces engine noise. The cost of hushkit installation ranges from $1.0 to $2.0 million for the types of aircraft owned by the Partnership.

Orders for new aircraft have risen rapidly worldwide in recent years: 691 in 1995, 1,182 in 1996, 1,328 in 1997, and an estimated 1,500 in 1998. As a result of this increase in orders, manufacturers have expanded their production, and new aircraft deliveries have increased from 482 in 1995, 493 in 1996, and 674 in 1997, to an estimated 825 in 1998.

The industry now has in place two of the three conditions that led to financial problems in the early 1990s: potential excess orders and record deliveries. The missing element is a worldwide recession. Should a recession occur, the industry will experience another period of excess aircraft capacity and surplus aircraft on the ground.

The Partnership's fleet consists of several Stage II narrowbody (single-aisle aircraft), one Stage III widebody aircraft, and one Stage III narrowbody aircraft. The Stage II aircraft are scheduled to be leased or sold outside Stage III-legislated areas before the year 2000. It is anticipated that the Stage III widebody aircraft now on lease will also be sold during 1999.

(b)      Rotables

Aircraft rotables, or components, are replacement spare parts held in an airline's inventory. They are recycled parts that are first removed from an aircraft or engine, overhauled, and then recertified, returned to an airline's inventory, and ultimately refit to an aircraft in as-new condition. Rotables carry identification numbers that allow them to be individually tracked during their use.

The types of rotables owned and leased by the Partnership include landing gear, certain engine components, avionics, auxiliary power units, replacement doors, control surfaces, pumps, and valves. The market for the Partnership's rotables remains stable.

In 1998, the Partnership acquired rotable spare parts that are used on Stage III narrowbody (single-aisle) aircraft in Europe. This purchase reflects the Partnership's strategy to acquire quality used Stage III narrowbody aircraft, engines, and spare parts.

(3)  Railcars

(a)  Pressurized Tank Cars

Pressurized tank cars transport primarily two chemicals: liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). Natural gas is used in a variety of ways in businesses, electric plants, factories, homes, and now even cars. The demand for fertilizer is driven by a number of factors, including grain prices, the status of government farm subsidy programs, the amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar.

In North America, 1998 carload originations of both chemicals and petroleum products remained relatively constant, compared to 1997. The 98% utilization rate of the Partnership's pressurized tank cars was consistent with this statistic.

(b)  General-Purpose (Nonpressurized) Tank Cars

Tank cars that do not require pressurization are used to transport a variety of bulk liquid commodities and chemicals, including certain petroleum fuels and products, liquified asphalt, lubricating and vegetable oils, molten sulfur, and corn syrup. The largest consumers of chemical products are the manufacturing, automobile, and housing sectors. Because the bulk liquid industry is so diverse, its overall health is reflected by such general indicators as changes in the Gross Domestic Product, personal consumption expenditures, retail sales, currency exchange rates, and national and international economic forecasts.

In North America, railcar loadings for the commodity group that includes chemicals and petroleum products remained essentially unchanged, compared to 1997. The Partnership's general purpose cars continue to be in high demand, with utilization over 98% in 1998.

(c)  Covered Hopper (Grain) Cars

Covered hopper railcars are used to transport grain to domestic food processors, poultry breeders, cattle feed lots, and for export. Demand for covered hopper cars softened In 1998, as total North American grain shipments declined 8%, compared to 1997, with grain shipments within Canada contributing to most of this decrease. This has put downward pressure on lease rates, which has been exacerbated by a significant increase in the number of covered hopper cars built in the last few years. Since 1988, there has been a nearly 20% increase in rail transportation capacity assigned to agricultural service. In 1996, just over one-half of all new railcars built were covered hopper cars; in 1997, this percentage dropped somewhat, to 38% of all cars built.

The Partnership's covered hopper cars were not impacted by the decrease in lease rates during 1998, as all of the cars continued to operate on long-term leases.

(5)  Trailers

(a)  Intermodal (Piggyback) Trailers

Intermodal (piggyback) trailers are used to ship goods either by truck or by rail. Activity within the North American intermodal trailer market declined slightly in 1998, with trailer shipments down 4% from 1997 levels, due primarily to rail service problems associated with the mergers in this area. Utilization of the intermodal per diem rental fleet, consisting of approximately 170,000 units, was 73%. Intermodal utilization in 1999 is expected to decline another 2% from 1998 levels, due to a slight leveling off of overall economic activity in 1999, after a robust year in 1998.

The General Partner has initiated expanded marketing and asset management efforts for its intermodal trailers, from which it expects to achieve improved trailer utilization and operating results. During 1998, average utilization rates for the Partnership's intermodal trailer fleet approached 80%.

(b)  Over-the-Road Dry Trailers

The U.S. over-the-road nonrefrigerated (dry) trailer market continued to recover in 1998, with a strong domestic economy resulting in heavy freight volumes. The leasing outlook continues to be positive, as equipment surpluses of recent years are being absorbed by a buoyant market. In addition to high freight volumes, declining fuel prices have led to a strong trucking industry and improved equipment demand.

The Partnership's nonrefrigerated van fleet experienced strong utilization throughout 1998, with utilization rates remaining well above 70% throughout the year.

(c)  Over-the-Road Refrigerated Trailers

The temperature-controlled over-the-road trailer market remained strong in 1998 as freight levels improved and equipment oversupply was reduced. Many refrigerated equipment users retired older trailers and consolidated their fleets, making way for new, technologically improved units. Production of new equipment is backlogged into the third quarter of 1999. In light of the current tight supply of trailers available on the market, it is anticipated that trucking companies and other refrigerated trailer users will look outside their own fleets more frequently by leasing trailers on a short-term basis to meet their equipment needs.

This leasing trend should benefit the Partnership, which makes most of its trailers available for short-term leasing from rental yards owned and operated by a PLM International subsidiary. The Partnership's utilization of refrigerated trailers showed improvement in 1998, with utilization rates approaching 70%, compared to 60% in 1997.

(6)  Marine Containers

The marine container market began 1998 with industrywide utilization in the low 80% range. This percentage eroded somewhat during the year, while per diem rental rates remained steady. One factor affecting the market was the availability of historically low-priced marine containers from Asian manufacturers. This trend is expected to remain in 1999, and will continue to put pressure on economic results fleetwide.

The trend toward industrywide consolidation continued in 1998, as the U.S. parent company of one of the industry's top ten container lessors announced that it would be outsourcing the management of its container fleet to a competitor. While this announcement has yet to be finalized, over the long term, such industrywide consolidation should bring more rationalization to the container leasing market and result in both higher fleetwide utilization and per diem rates.

(7)  Mobile Offshore Drilling Unit (Rig)

For the first half of 1998, overall worldwide demand for mobile offshore drilling units (rigs) continued the increases experienced in 1996 and 1997. During the second half of the year, demand softened -- particularly in the shallow-water U.S. Gulf markets -- due to decreases in worldwide oil prices and U.S. gas prices. Day rates in the shallow-water sector showed significant decreases; however, day rates for deep-water floating rigs maintained the gain attained earlier in the year. Future prospects for offshore drilling markets are favorable, since low oil and gas prices, along with economic growth in general, tend to stimulate demand for oil and gas. In the short term, 1999 is expected to be a flat year for growth in the offshore markets, with the exception of long-term projects already planned or contracted by large international oil and gas exploration and development companies.

The Partnership currently has an interest in one drillship, a floating drilling rig. The floating rig market has experienced the most improvement of all rig types since 1995. Technological advances and more efficient operations have improved the economics of drilling and production in the deepwater locations in which floating rigs are utilized. Overall, demand for floating rigs increased from 128 rig-years in 1996 to 131 rig-years in 1997, and stayed at that level in 1998 (a rig-year is the equivalent of one rig employed for 12 consecutive months). The increase in demand and utilization during this period prompted significant increases in contract day rates and an associated increase in market values for floating rigs. Currently 177 floating rigs (151 semisubmersibles and 26 drillships) are operating internationally and 39 floating rigs are on order or undergoing conversion, scheduled for delivery between 1999 and 2001. All but six of these newbuildings and conversions have already been contracted for more than two years. This high level of commitment should prevent a significant deterioration in the market as the rigs are delivered.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign government authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, government, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require it's removal from service or extensive modification to meet these regulations at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Oil Pollution Act of 1990, which established liability for operators and owners of vessels and mobile offshore drilling units that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the U.S. that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has a Stage II aircraft that does not meet Stage III requirements. This Stage II aircraft is scheduled to be either modified to meet Stage III requirements, sold, or re-leased in a country that does not require this regulation before the year 2000. The cost to install a hushkit to meet quieter Stage III requirements is approximately $1.5 million, depending on the type of aircraft;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects on the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and over-the-road refrigerated trailers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank railcars, issued a statement that requires the Partnership to initially inspect approximately 23% of the tank railcars for a protective coating to the outside of the tank, as well as the inside of the metal tank jacket whenever a tank is insulated. If any of the inspected tank railcars fail to meet the requirements, an additional percentage of the tank railcars will need to be inspected. If all the tank railcars in the initial inspection meet the issued requirements, the remaining railcars will be eliminated from the inspection program. The Partnership owns 73 tank railcars that need to be inspected. Tank railcars that fail the inspection, will have to be repaired at a cost of approximately $25,000 each before it can go back into service by August 2000. The Partnership plans to complete the initial inspection of the tank railcars by the end of March 1999.

As of December 31, 1998, the Partnership is in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.    PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in entities that own equipment for leasing purposes. As of December 31, 1998, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPE's) as described in Item 1, Table
1. The Partnership acquired equipment with the proceeds of the Partnership offering of $166.1 million through the third quarter of 1993, with proceeds from the debt financing of $30.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

PLM International, (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated (the class), are six individuals who invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, PLM Equipment Growth Funds V, and IV, and PLM Equipment Growth & Income Fund VII (the Growth Funds). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

Following various unsuccessful requests that the district court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the district court's order. The Eleventh Circuit denied plaintiffs' petition in November 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the district court's order granting defendants' motion to compel arbitration, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

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

On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions (the monetary settlement). The monetary settlement contemplated by the MOU provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy.

The parties to the monetary settlement have also agreed in principal to an equitable settlement (the equitable settlement) which provides, among other things, (a) for the extension of the operating lives of the Partnership, PLM Equipment Growth Fund V, and PLM Equipment Growth & Income Fund VII (the Funds) by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such Fund, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI will be entitled to earn front end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the North American Securities Administrators Association, Inc. Statement of Policy by judicial amendment to the Partnership Agreements for each Fund; (c) for a one time redemption of up to 10% of the outstanding units of each Fund at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The equitable settlement also provides for payment of the equitable settlement attorneys' fees from Partnership funds in the event that distributions paid to investors in the Funds during the extension period reach a certain internal rate of return.

Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The monetary settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of a settlement agreement (the settlement agreement), (b) notice to and certification of the monetary class for purposes of the monetary settlement, and (c) preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of the settlement agreement, (b) notice to the current unitholders in the Funds (the equitable class) and certification of the equitable class for purposes of the equitable settlement, (c)
preparation, review by the Securities and Exchange Commission (SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (d) disapproval by less than 50% of the limited partners in each of the Funds of the proposed amendments to the limited partnership agreements, (e) judicial approval of the proposed amendments to the limited partnership agreements, and (f) preliminary and final approval of the equitable settlement by the Alabama district court. The parties submitted the settlement agreement to the Alabama district court on February 12, 1999, and the preliminary class certification hearing is scheduled for March 24, 1999. If the district court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership, together with affiliates, initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain the aircraft in accordance with the relevant lease contract. The Partnership has repossessed all of the property previously leased to the airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1998.














                      (This space intentionally left blank)

                                     PART II

ITEM 5.    MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is generally entitled to a 5% interest in the profits and losses and cash distributions of the Partnership. The General Partner is the sole holder of such interests. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. The General Partner's annual allocation of net income will generally be equal to the General Partner's cash distributions paid during the current year. The remaining interests in the profits and losses and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 1998, there were 8,037 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are generally viewed as being inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop. To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not an U.S. citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit. The Partnership may redeem a certain number of units each year under the terms of the Partnership's Limited Partnership Agreement, beginning November 24, 1995. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding units each year. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. As of December 31, 1998, the Partnership had agreed to purchase approximately 23,700 units for an aggregate price of $0.2 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1999. As of December 31, 1998, the Partnership has repurchased a cumulative total of 111,908 units at a cost of $1.4 million. In addition to these units, the General Partner may purchase additional limited partnership units on behalf of the Partnership in the future.











                      (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                          For the Years Ended December
                      31, (In thousands of dollars, except
                         weighted-average unit amounts)


                                                       1998            1997            1996           1995            1994
                                                   -----------------------------------------------------------------------------

      Operating results:
        Total revenues                             $    24,545     $    32,723     $    31,436    $    33,445     $    37,467
        Net gain on disposition of equipment             6,253          10,121           7,214            128           4,295
        Loss on revaluation of equipment                 4,276              --              --             --           1,175
        Equity in net income of unconsolidated
          special-purpose entities                       6,998           3,384           3,426             --              --
        Net income (loss)                                1,445           9,232           8,291         (1,974 )        (1,680 )

      At year-end:
        Total assets                               $    88,337     $   103,961     $   113,525    $   121,957     $   139,848
        Total liabilities                               35,383          36,809          37,735         36,527          34,926
        Note payable                                    30,000          30,000          31,286         30,000          30,000

      Cash distribution                            $    15,226     $    17,384     $    17,467    $    17,518     $    17,537

      Cash distribution representing
        a return of capital to the limited
        partners                                   $    13,781     $     8,152     $     9,176    $    16,642     $    16,661

      Per weighted-average limited partnership unit:

        Net income (loss)                          $      0.08     $      1.01     $      0.89    $     (0.34 )   $     (0.31 )

        Cash distribution                          $      1.76     $      2.00     $      2.00    $      2.00     $      2.00

        Cash distribution representing
          a return of capital                      $      1.68     $      0.99     $      1.11    $      2.00     $      2.00











                      (This space intentionally left blank)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(A)  Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund VI (the Partnership). The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various segments in which it operates and its effect on the Partnership's overall financial condition.

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be re-marketed. Major factors influencing the current market rate for Partnership equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1998 primarily in its railcar, trailer, marine vessel, and container portfolios.

     (a) Railcars: While this equipment experienced some re-leasing activity, lease rates in this market remain relatively constant.

     (b) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity.

     (c) Marine vessels: Certain of the Partnership's marine vessels ended their existing leases and were required to go into drydocking. These marine vessels will be remarketed during 1999 exposing them to repricing and releasing risk.

     (d) Marine containers: Some of the Partnership's marine containers that are on lease are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The decline in marine container contributions was due to equipment sales. Market conditions were relatively constant in repricing activity during 1998.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment and investments in unconsolidated special-purpose entities (USPEs), unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1998:

     (a) Liquidations: During the year, the Partnership disposed of owned equipment that included a commercial aircraft, an aircraft engine, marine containers, trailers, and railcars, and an interest in a USPE trust that owned four Stage II commercial aircraft for total proceeds of $29.1 million.

     (b) Nonperforming lessees: A Brazilian lessee is having financial difficulties. The lessee has contacted the General Partner and asked for an extended repayment schedule for the lease payment arrearage. The General Partner is currently in negotiation with the lessee to work out a suitable settlement for both parties to collect the lease payments that are overdue.

 (3) Reinvestment Risk

Reinvestment risk occurs when; the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of Partnership operations, equipment is sold or liquidated for less than threshold amounts, proceeds from dispositions, or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates; or proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

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

Other nonoperating funds for reinvestment are generated from the sale of equipment prior to the Partnership's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of during the time it is subject to lease agreements, or from the exercise of purchase options in certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued
ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

During 1998, the Partnership completed the purchase of an MD-82 Stage III commercial aircraft for a cost of $13.4 million and paid acquisition and lease negotiation fees of $0.7 million to FSI for the purchase of this equipment. The Partnership made a deposit of $1.3 million toward this purchase in 1997, which is included in the December 31, 1997 balance sheet as an equipment acquisition deposit. Additionally, the Partnership purchased a portfolio of aircraft rotable components for $2.2 million, a portfolio of marine containers for $5.0 million, a group of railcars for $2.9 million, and a marine vessel for $9.6 million and paid acquisition and lease negotiation fees of $1.1 million to FSI for the purchase of this equipment.

Also during 1998, the Partnership entered into a commitment to purchase a marine vessel for a cost of $6.7 million and made a deposit of $0.7 million toward this purchase, which is included in the December 31, 1998 balance sheet as an equipment acquisition deposit. The Partnership completed the purchase of this equipment during February 1999 and paid $0.4 million in acquisition and lease negotiation fees to FSI related to this acquisition.

(4)  Equipment Valuation

In accordance with Financial Accounting Standards Board statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected undiscounted future lease revenues plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $4.3 million and $1.0 million to the carrying value of owned equipment and partially owned equipment, respectively, were required during 1998. No reductions were required to the carrying value of equipment during 1997 or 1996.

As of December 31, 1998, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's interest in equipment owned by USPEs, to be $114.6 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors, that the General Partner cannot accurately predict.

(C)  Financial Condition - Capital Resources, Liquidity, and Unit
     Redemption Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering of $166.1 million and permanent debt financing of $30.0 million. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. The Partnership's total outstanding indebtedness, currently $30.0 million, can only be increased by a maximum of $5.0 million subject to specific covenants in existing debt agreements unless the Partnership's senior lender will issue a waiver.

The Partnership relies on operating cash flow to meet its operating obligations,
to  make  cash   distributions  to  the  limited  partners,   and  increase  the
Partnership's equipment portfolio with any remaining available surplus cash.

For the year ended December 31, 1998, the Partnership generated $14.3 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations and make distributions of $15.2 million to the partners, but also used undistributed available cash from prior periods of approximately $0.9 million.

Pursuant the terms of the limited partnership agreement, beginning December 1, 1994, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding units each year. The purchase price to be offered for such units will be equal to 110% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that unit. As of December 31, 1998, the Partnership had agreed to purchase approximately 23,700 units for an aggregate price of approximately $0.2 million. The General Partner anticipates that these units will be repurchased during the first and second quarters of 1999. In addition to these units, the General Partner may purchase additional units on behalf of the Partnership in the future.

The General Partner has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth & Income Fund VII (EGF VII) and Professional Lease Management Income Fund I (Fund
I), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash held by the borrower. The Partnership, EGF VII, Fund I, and TECAI collectively may borrow up to $24.5 million of the Committed Bridge Facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than December 14, 1999. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1998, no eligible borrower had any outstanding borrowings. As of March 17, 1999, the Partnership had outstanding borrowings of $3.7 million and TECAI had outstanding borrowings of $9.4 million; no other eligible borrower had any outstanding borrowings. The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.







                      (This space intentionally left blank)

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1998 and 1997

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1998, when compared to the same period of 1997. Gains or losses from the sale of equipment and certain expenses, such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                                For the Years
                                                                             Ended December 31,
                                                                            1998             1997
                                                                         ----------------------------
  Rail equipment                                                         $  3,254        $   3,134
  Aircraft, aircraft engines, and components                                2,845            3,083
  Trailers                                                                  2,478            2,890
  Marine vessels                                                            1,678            1,610
  Marine containers                                                           911            1,668


Rail equipment: Rail equipment lease revenues and direct expenses were $4.1 million and $0.9 million, respectively, for the year ended December 31, 1998 compared to $4.1 million and $1.0 million, respectively, during the same period of 1997. The increase in railcar contribution was due to lower repairs required during 1998 when compared to the same period of 1997.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $4.0 million and $1.1 million, respectively, for the year ended December 31, 1998, compared to $3.6 million and $0.5 million, respectively, during the same period of 1997. The decrease in aircraft contribution was due to the sale of a Stage II commercial aircraft during 1998 and the sale of a portfolio of aircraft engines and components during the fourth quarter of 1997. The sale of this equipment was offset, in part, by the purchase of an MD-82 Stage III commercial aircraft and a portfolio of aircraft rotable components during the first quarter of 1998.

Trailers: Trailer lease revenues and direct expenses were $3.3 million and $0.8 million, respectively, for the year ended December 31, 1998, compared to $3.8 million and $0.9 million, respectively, during the same period of 1997. The number of trailers owned by the Partnership has declined during 1998 and 1997 due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were $5.2 million and $3.6 million, respectively, for the year ended December 31, 1998, compared to $8.9 million and $7.3 million, respectively, during the same period of 1997. The increase in marine vessel contribution was due to the receipt of a $0.2 million loss-of-hire insurance refund during 1998 from Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships. The decrease in marine vessel lease revenues and direct expenses was due to sale of the Partnership's two marine vessels during the fourth quarter of 1997, that were operating under a lease arrangement in which the lessee paid a higher lease rate however, the Partnership paid for all operating expenses. The decrease in lease revenues was offset in part, by the purchase of an additional marine vessel during the second quarter of 1998 that is operating under a bareboat charter in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease.

Marine containers: Marine container lease revenues and direct expenses were $0.9 million and $13,000, respectively, for the year ended December 31, 1998, compared to $1.7 million and $13,000, respectively, during the same quarter of 1997. The number of containers has declined during 1998 and 1997 due to sales and dispositions. The result of this declining fleet has been a decrease in container contribution.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $23.7 million for the year ended December 31, 1998 increased from $17.0 million for the same period in 1997. Significant variances are explained as follows:

     (i) A $4.8 million increase in depreciation and amortization expenses from 1997 levels reflects the purchase of certain assets during 1998. This increase was offset in part by the sale of certain equipment during 1998 and 1997 and the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii)Loss on revaluation of equipment increased $4.3 million during the year ended December 31, 1998 and resulted from the Partnership reducing the carrying value of marine containers and marine vessels to their estimated net realizable value. No revaluation of equipment was required during 1997.

     (iii)A $0.2 million decrease in management fees was due to lower lease revenues earned by the Partnership during 1998, when compared to 1997.

     (iv)A $0.3 million decrease in interest expense was due to a lower average debt balance on the short-term credit facility when compared to 1997.

     (v) A $0.6 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

     (vi)A $1.3 million decrease in the provision for bad debts was due to the collection of $0.7 million from past due receivables during the year ended December 31, 1998 that had previously been reserved for as a bad debt, and the General Partner's evaluation of the collectibility of receivables due from certain lessees.

 (c) Net Gain (Loss) on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the year ended December 31, 1998 totaled $6.3 million, and resulted from the sale of a commercial aircraft, an aircraft engine, marine containers, trailers, and railcars, with an aggregate net book value of $6.1 million, for $12.4 million which included $1.4 million of unused engine reserves. The net gain on the disposition of equipment for the year ended December 31, 1997 totaled $10.1 million, which resulted from the sale of aircraft components, marine containers, and trailers, with an aggregate net book value of $5.4 million, for proceeds of $7.2 million, and the sale of two marine vessels with a net book value of $10.3 million for proceeds of $17.8 million. Included in the gain of $8.3 million from the sale of the marine vessels is the unused portion of accrued drydocking of $0.8 million.

(d)   Interest and Other Income

Interest and other income increased $0.3 million due to higher average cash balances available for investment throughout most of 1998 when compared to 1997.

(e)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                                 For the Years
                                                                              Ended December 31,
                                                                            1998               1997
                                                                         ------------------------------
  Aircraft                                                               $   8,642          $  4,090
  Mobile offshore drilling unit                                                243                 1
  Marine containers                                                            (20 )              --
  Marine vessels                                                            (1,867 )            (707 )
  ===================================================================================       ==========
      Equity in net income of USPEs                                      $   6,998          $  3,384
  ===================================================================================       ==========


Aircraft:  As of December  31,  1998,  the  Partnership  owned an interest in an entity that owns a Boeing 767 commercial aircraft and an interest in a trust that owns two commercial aircraft on a direct finance lease. As of December 31, 1997, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft, an interest in a trust that owns two commercial aircraft on a direct finance lease, and an interest in a trust that held four commercial aircraft. During the year ended December 31, 1998, lease revenues of $5.0 million and the gain from the sale of an interest in the trust that held four commercial aircraft of $6.9 million, were offset by depreciation expense, direct expenses, and administrative expenses of $3.2 million. During the same period of 1997, lease revenues of $7.6 million and the gain from the sale of an interest in the trust that held six commercial aircraft of $3.4 million, were offset by depreciation expense, direct expenses, and administrative expenses of $6.9 million. The decrease in lease revenues during the year ended December 31, 1998 was due to the sale of the Partnership's interest in a trust owning four commercial aircraft during 1998 and the sale of the Partnership's interest in another trust owning six commercial aircraft during the fourth quarter of 1997. Depreciation expense, direct expenses, and administrative expenses also decreased as a result of these sales.

Mobile offshore drilling unit: As of December 31, 1998 and 1997, the Partnership owned an interest in a mobile offshore drilling unit. During the year ended December 31, 1998, revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During the same period of 1997, revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. The contribution from this equipment increased during 1998, when compared to the same period of 1997, due to a higher lease rate earned on this equipment and lower depreciation expense due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of December 31, 1998, the Partnership owned an interest in an entity that owns marine containers. During 1998, revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. The Partnership purchased the interest in this entity during the third quarter of 1998.

Marine vessels: As of December 31, 1998 and 1997, the Partnership owned an interest in entities that own three marine vessels. During the year ended December 31, 1998, revenues of $4.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $5.2 million and a loss on the revaluation of a marine vessel of $1.0 million. During the same period of 1997, revenues of $3.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.9 million. The primary reason for the increases in revenues and depreciation expense, direct expenses, and administrative expenses was due to the purchase of an interest in an additional entity that owns a marine vessel during 1997. Loss on revaluation of equipment of $1.0 million during the year ended December 31, 1998 resulted from the Partnership reducing the carrying value of its interest in an entity owning a marine vessel to its estimated net realizable value. No revaluation in the carrying value of interests in marine vessels was required during 1997.

(f)  Net Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 1998 was $1.4 million, compared to a net income of $9.2 million during the same period of 1997. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance during the year ended December 31, 1998 is not necessarily indicative of future periods. In the year ended December 31, 1998, the Partnership distributed $14.4 million to the limited partners, or $1.76 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1997 and 1996

(a)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1997, when compared to the same period of 1996. Gains or losses from the sale of equipment and certain expenses, such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by owned equipment type (in thousands of dollars):


                                                                                For the Years
                                                                             Ended December 31,
                                                                            1997             1996
                                                                         ----------------------------
  Rail equipment                                                         $  3,134         $  2,774
  Aircraft, aircraft engines, and components                                3,083            3,982
  Trailers                                                                  2,890            3,148
  Marine containers                                                         1,668            2,179
  Marine vessels                                                            1,610            3,816


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

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $3.6 million and $0.5 million, respectively, for the year ended December 31, 1997, compared to $4.2 million and $0.2 million, respectively, during 1996. The decrease in aircraft contribution was due to the sale of two aircraft engines during the second quarter of 1996 and the sale of the aircraft components during the fourth quarter of 1997.

Trailers: Trailer lease revenues and direct expenses were $3.8 million and $0.9 million, respectively, for the year ended December 31, 1997, compared to $4.2 million and $1.1 million, respectively, during 1996. The number of trailers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $1.7 million and $13,000, respectively, for the year ended December 31, 1997, compared to $2.2 million and $12,000, respectively, during 1996. The number of marine containers owned by the Partnership has been declining over the past 12 months due to sales and dispositions. The result of this declining fleet has been a decrease in marine container contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were $8.9 million and $7.3 million, respectively, for the year ended December 31, 1997, compared to $8.9 million and $5.1 million, respectively, during 1996. The decrease in marine vessel contribution was due in part to the sale of two marine vessels during the fourth quarter of 1997. The decrease in marine contribution caused by these dispositions was offset in part by an increase in marine vessel lease revenues due to the purchase of two marine vessels during the second quarter of 1996 that were on lease for the full year of 1997, compared to being on lease for only a partial period of 1996. The increase in lease revenues from the purchased marine vessels was offset in part by lower day rates earned on two marine vessels that were sold during 1997, when compared to 1996. Direct expenses increased $2.2 million during the year ended 1997, due primarily to repairs to two marine vessels that were not needed during 1996 and an increase in the liability insurance for these marine vessels.

(b)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $17.0 million for the year ended December 31, 1997 decreased from $18.8 million for the same period in 1996. The significant variances are explained as follows:

     (i) A $2.6 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1997 and 1996 and the double-declining balance method of depreciation.

     (ii)A $0.2 million decrease in management fees was due to lower lease revenues.

     (iii) A $0.7 million increase in administrative expenses was because of the additional professional services needed to collect outstanding receivables due from certain nonperforming lessees.

     (iv)A $0.3 million increase in the allowance for bad debts was due to an increase in uncollectable amounts due from certain lessees during 1997.

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

(e)   Equity in Net Income (Loss) of USPEs

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                                For the Years
                                                                             Ended December, 31,
                                                                            1997               1996
                                                                         ------------------------------
  Aircraft                                                               $   4,090          $  (1,853 )
  Mobile offshore drilling unit                                                  1              5,694
  Marine vessels                                                              (707 )             (415 )
  ======================================================================================================
      Equity in net income of USPEs                                      $   3,384          $   3,426
  ======================================================================================================


Aircraft: As of December 31, 1997, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft, an interest in a trust that owns two commercial aircraft on direct finance lease, and an interest in a trust that holds four commercial aircraft. As of December 31, 1996, the Partnership owned an interest in an entity that owned a Boeing 767 commercial aircraft, an interest in a trust that held two commercial aircraft on direct finance lease, and an interest in a trust that held ten commercial aircraft. During the year ended December 31, 1997, lease revenues of $7.6 million and the gain from the sale of an interest in a trust that held six commercial aircraft, of $3.4 million, were offset by depreciation expense, direct expenses, and administrative expenses of $6.9 million. During the same period of 1996, lease revenues of $6.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $8.2 million. The increase of $1.3 million in revenues was due to the purchase of a trust that owns two commercial aircraft on direct finance lease during 1997 and the purchase of a trust that holds five commercial aircraft during the latter half of the first quarter of 1996. The decrease of $1.3 million in depreciation expense, direct expenses, and administrative expenses was primarily due to the double-declining balance method of depreciation

Mobile offshore drilling unit: As of December 31, 1997, the Partnership owned an interest in a rig that was purchased during the fourth quarter of 1996. In the third quarter of 1996, the Partnership sold its interest in another rig. During the year ended December 31, 1997, revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. During the same period of 1996, revenues of $0.8 million and the gain from the sale of the rig of $5.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million.

Marine vessels: As of December 31, 1997, the Partnership owned an interest in entities that own three marine vessels, one of which was purchased during the third quarter of 1997. As of December 31, 1996, the Partnership owned an interest in two marine vessels. During the year ended December 31, 1997, revenues of $3.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.9 million. During the same period of 1996, revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.0 million. The primary reason revenues and expenses increased during 1997 was due to the purchase of an interest in an entity that owns a marine vessel during 1997.

(f)  Net Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 1997 was $9.2 million, compared to a net income of $8.3 million during the same period in 1996. The Partnership's ability to operate, acquire and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December, 31, 1997 is not necessarily indicative of future periods. In the year ended December 31, 1997, the Partnership distributed $16.5 million to the limited partners, or $2.00 per weighted-average limited partnership unit.

(E)  Geographic Information

Certain of the Partnership equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the General Partner believes that these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the audited financial statements, for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

Revenues and net operating income by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made either to redeploy the assets in the most advantageous geographic location or sell the assets.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to U.S.- domiciled lessees consist of aircraft, trailers and railcars. During 1998, U.S. lease revenues accounted for 33% of the total lease revenues of wholly- and partially-owned equipment, while reporting a net loss of $3.5 million compared to the total aggregate net income for the Partnership of $1.4 million. The primary reason for this relationship is that a large gain was realized from the sale of an asset in other geographic regions. In addition, the Partnership depreciates its rail equipment over a 15-year period versus 12 years for other equipment types owned and leased in other geographic regions.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consist of railcars. During 1998, Canadian lease revenues accounted for 7% of the total lease revenues of wholly- and partially-owned equipment, while net income accounted for $7.5 million of the total aggregate net income for the Partnership of $1.4 million. The primary reason for this relationship is that a large gain was realized from the sale of the commercial aircraft that were on lease in this geographic region.

The Partnership's investment in an aircraft owned by a USPE on lease to South American-domiciled lessees during 1998 accounted for 12% of the total lease revenues of wholly- and partially-owned equipment. South American operations accounted for $3.3 million of the total aggregate net income for the Partnership.

The Partnership's owned equipment that was on lease to lessees domiciled in Asia consists of aircraft. Lease revenues in this region accounted for 5% of the total lease revenues of wholly- and partially-owned equipment and recorded a net income of $5.0 million when compared to the total aggregate net income of the Partnership of $1.4 million. The primary reason for this relationship is that a large gain was realized from the sale of assets in this geographic region.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels, a rig, and marine containers. During 1998, lease revenues from these operations accounted for 43% of the total lease revenues of wholly- and partially-owned equipment, while reporting a net loss from these operations of $6.7 million when compared to the total aggregate net income for the Partnership of $1.4 million. The primary reason for this relationship is that the Partnership recorded a loss on the revaluation of certain owned marine vessels and marine containers of $4.3 million and investments in marine vessels owned by USPEs of $1.0 million.

(F) Effects of Year 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption (a problem commonly known as the "Year 2000" or "Y2K" problem). Since the Partnership relies substantially on the General Partner's software systems, applications, and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition, and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its software products and other business systems in order to determine whether such systems will retain functionality after December 31, 1999. The General Partner (a) is currently integrating Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have either already been made Year 2000-compliant or Year 2000-compliant upgrades of such systems are planned to be implemented by the General Partner before the end of fiscal 1999. Although the General Partner believes that its Year 2000 compliance program can be completed by the end of 1999, there can be no assurance that the compliance program will be completed by that date. To date, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material. Also, the General Partner believes the future cost allocable to the Partnership to become Year 2000 compliant will not be material.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner is currently contacting equipment manufacturers of the Partnership's leased equipment portfolio to assure Year 2000 compliance or to develop remediation strategies. The General Partner does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership or the General Partner to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 compliance readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Any failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations from the Partnership. The General Partner will make an ongoing effort to recognize and evaluate potential exposure relating to third-party Year 2000 noncompliance, and will develop a contingency plan if the General Partner determines that third-party noncompliance will have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems due to the Year 2000 problems. The General Partner anticipates these plans will be completed by September 30, 1999.

(G)  Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of December 31, 1998, the General Partner is reviewing the effect this standard will have on the Partnership's consolidated financial statements.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 1998, 1997, or 1996.

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

(J)  Outlook for the Future

Several factors may affect the Partnership's operating performance in 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter those equipment markets in which it perceives opportunities to profit from supply-demand instabilities or other market imperfections.

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, principal and interest on debt, and cash distributions to the partners to acquire additional equipment during the first six years of Partnership operations. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

(1)  Repricing and Reinvestment Risk

Certain of the Partnership's aircraft, marine vessel, marine containers in pools, railcar, and trailer portfolios will be remarketed in 1999 as existing leases expire, exposing the Partnership to repricing risk/opportunity. Additionally, the General Partner may elect to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time, and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous United States unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has a Stage II aircraft that does not meet Stage III requirements. This Stage II aircraft is scheduled either to be modified to meet Stage III requirements, sold, or re-leased in a country that does not require this regulation before the year 2000. The U.S. Department of Transportation's Hazardous Materials Regulations, which regulate the classification and packaging requirements of hazardous materials and which apply particularly to the Partnership's tank railcars, issued a statement that requires the owner to inspect a certain percentage of the tank railcars for a protective coating to the outside of the tank as well as the inside of the metal tank jacket whenever a tank is insulated. The Partnership owns tank railcars that need to be inspected and, if needed, repaired before they can go back into service by August 2000.

(3)  Additional Capital Resources and Distribution Levels

The Partnership's initial contributed capital was composed of the proceeds from its initial offering of $166.1 million, supplemented by permanent debt in the amount of $30.0 million. The General Partner has not planned any expenditures, nor is it aware of any contingencies, that would cause it to require any additional capital or debt (an additional $5.0 million of debt is allowable under the Partnership's debt agreement covenants which could be borrowed under the Partnership's warehouse credit facility) to that mentioned above.

Pursuant to the limited partnership agreement, the Partnership will cease to reinvest surplus cash in additional equipment beginning in its seventh year of operations, which commences on January 1, 2000. Prior to that date, the General Partner intends to continue its strategy of selectively redeploying equipment throughout the reinvestment phase of the Partnership to achieve competitive returns. By the end of this reinvestment period, the General Partner intends to have assembled an equipment portfolio capable of achieving a level of operating cash flow for the remaining life of the Partnership sufficient to meet its obligations and sustain a predictable level of distributions to the partners.

The General Partner will evaluate the level of distributions the Partnership can sustain over extended periods of time and, together with other considerations, may adjust the level of distributions accordingly. In the long term, the difficulty in predicting market conditions precludes the General Partner from accurately determining the impact of changing market conditions on liquidity or distribution levels.

The Partnership's permanent debt obligation begins to mature in November 2001. The General Partner believes that sufficient cash flow will be available in the future for repayment of debt.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 1998, 67% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.















                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        60      Chairman of the Board, Director, President, and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice President, PLM Railcar Management Services, Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    51      Director, PLM International, Inc.

Douglas P. Goodrich                      52      Director and Senior Vice President, PLM International, Inc.;
                                                 Director and President, PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation; President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   33      Director, PLM International, Inc.

Howard M. Lorber                         50      Director, PLM International, Inc.

Harold R. Somerset                       63      Director, PLM International, Inc.

Robert L. Witt                           58      Director, PLM International, Inc.

J. Michael Allgood                       50      Vice President and Chief Financial Officer, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Robin L. Austin                          52      Vice President, Human Resources, PLM International, Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          52      President, PLM Investment Management, Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          36      Vice President and Corporate Controller, PLM International, Inc.
                                                 and PLM Financial Services, Inc.

James C. Chandler                        50      Vice President, Planning and Development, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           36      Vice President, Secretary, and General Counsel, PLM
                                                 International, Inc. and PLM Financial Services, Inc.

Janet M. Turner                          42      Vice President, Investor Relations and Corporate Communications,
                                                 PLM International, Inc. and PLM Investment Management, Inc.


Robert N. Tidball was appointed Chairman of the Board in August 1997 and President and Chief Executive Officer of PLM International in March 1989. At the time of his appointment as President and Chief Executive Officer, he was Executive Vice President of PLM International. Mr. Tidball became a director of PLM International in April 1989. Mr. Tidball was appointed a Director of PLM Financial Services, Inc. in July 1997 and was elected President of PLM Worldwide Management Services Limited in February 1998. He has served as an officer of PLM Railcar Management Services, Inc. since June 1987. Mr. Tidball was Executive Vice President of Hunter Keith, Inc., a Minneapolis-based investment banking firm, from March 1984 to January 1986. Prior to Hunter Keith, he was Vice President, General Manager, and Director of North American Car Corporation and a director of the American Railcar Institute and the Railway Supply Association.

Randall L.-W. Caudill was elected to the Board of Directors in September 1997. He is President of Dunsford Hill Capital Partners, a San Francisco-based financial consulting firm serving emerging growth companies. Prior to founding Dunsford Hill Capital Partners, Mr. Caudill held senior investment banking positions at Prudential Securities, Morgan Grenfell Inc., and The First Boston Corporation. Mr. Caudill also serves as a director of Northwest Biotherapeutics, Inc., VaxGen, Inc., SBE, Inc., and RamGen, Inc.

Douglas P. Goodrich was elected to the Board of Directors in July 1996, appointed Senior Vice President of PLM International in March 1994, and appointed Director and President of PLM Financial Services, Inc. in June 1996. Mr. Goodrich has also served as Senior Vice President of PLM Transportation Equipment Corporation since July 1989 and as President of PLM Railcar Management Services, Inc. since September 1992, having been a Senior Vice President since June 1987. Mr. Goodrich was an executive vice president of G.I.C. Financial Services Corporation of Chicago, Illinois, a subsidiary of Guardian Industries Corporation, from December 1980 to September 1985.

Warren G. Lichtenstein was elected to the Board of Directors in December 1998. Mr. Lichtenstein is the Chief Executive Officer of Steel Partners II, L.P., which is PLM International's largest shareholder, currently owning 16% of the Company's common stock. Additionally, Mr. Lichtenstein is Chairman of the Board of Aydin Corporation, a NYSE-listed defense electronics concern, as well as a director of Gateway Industries, Rose's Holdings, Inc., and Saratoga Beverage Group, Inc. Mr. Lichtenstein is a graduate of the University of Pennsylvania, where he received a Bachelor of Arts degree in economics.

Howard M. Lorber was elected to the Board of Directors in January 1999. Mr. Lorber is President and Chief Operating Officer of New Valley Corporation, an investment banking and real estate concern. He is also Chairman of the Board and Chief Executive Officer of Nathan's Famous, Inc., a fast food company. Additionally, Mr. Lorber is a director of United Capital Corporation and Prime Hospitality Corporation and serves on the boards of several community service organizations. He is a graduate of Long Island University, where he received a Bachelor of Arts degree and a Masters degree in taxation. Mr. Lorber also received charter life underwriter and chartered financial consultant degrees from the American College in Bryn Mawr, Pennsylvania. He is a trustee of Long Island University and a member of the Corporation of Babson College.

Harold R. Somerset was elected to the Board of Directors of PLM International in July 1994. From February 1988 to December 1993, Mr. Somerset was President and Chief Executive Officer of California & Hawaiian Sugar Corporation (C&H Sugar), a subsidiary of Alexander & Baldwin, Inc. Mr. Somerset joined C&H Sugar in 1984 as Executive Vice President and Chief Operating Officer, having served on its Board of Directors since 1978. Between 1972 and 1984, Mr. Somerset served in various capacities with Alexander & Baldwin, Inc., a publicly held land and agriculture company headquartered in Honolulu, Hawaii, including Executive Vice President of Agriculture and Vice President and General Counsel. Mr. Somerset holds a law degree from Harvard Law School as well as a degree in civil engineering from the Rensselaer Polytechnic Institute and a degree in marine engineering from the U.S. Naval Academy. Mr. Somerset also serves on the boards of directors for various other companies and organizations, including Longs Drug Stores, Inc., a publicly held company.

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

Robin L. Austin became Vice President, Human Resources of PLM Financial Services, Inc. in 1984, having served in various capacities with PLM Investment Management, Inc., including Director of Operations, from February 1980 to March 1984. From June 1970 to September 1978, Ms. Austin served on active duty in the United States Marine Corps and served in the United States Marine Corp Reserves from 1978 to 1998. She retired as a Colonel of the United States Marine Corps Reserves in 1998. Ms. Austin has served on the Board of Directors of the Marines' Memorial Club and is currently on the Board of Directors of the International Diplomacy Council.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. Mr. Bess served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice
President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

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

James C. Chandler became Vice President, Planning and Development of PLM International in April 1996. From 1994 to 1996 Mr. Chandler worked as a consultant to public companies, including PLM, in the formulation of business growth strategies. Mr. Chandler was Director of Business Development at Itel Corporation from 1987 to 1994, serving with both the Itel Transportation Group and Itel Rail.

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

Janet M. Turner became Vice President of Investor Services of PLM International in 1994, having previously served as Vice President of PLM Investment Management, Inc. since 1990. Before 1990, Ms. Turner held the positions of manager of systems development and manager of investor relations at the Company. Prior to joining PLM in 1984, she was a financial analyst with The Toronto-Dominion Bank in Toronto, Canada.

The directors of PLM International, Inc. are elected for a three-year term and the directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM International Inc. or PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1998.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)      Security Ownership of Certain Beneficial Owners

           The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain special allocations of income), cash available for distributions, and net disposition proceeds of the Partnership. As of December 31, 1998, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B) Security Ownership of Management

           Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) Transactions with Management and Others

           During 1998, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $1.0 million; equipment acquisition fees, $1.5 million; lease negotiation fees, $0.3 million, and administrative and data processing services performed on behalf of the Partnership, $0.9 million. The Partnership received a loss-of-hire insurance refund from Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International, of $0.2 million due to lower claims from the insured Partnership and other insured affiliated programs for insurance coverages during previous years.

           During 1998, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.5 million; administrative and data processing services, $0.1 million; equipment acquisition fees, $0.1 million, and lease negotiation fees, $12,000. The USPEs also paid TEI $7,000 for insurance coverages during 1998 and received a loss-of-hire insurance refund of $32,000.









                         (This space intentionally left
                                    blank.)

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.Financial Statements

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

     10.2 Note Agreement, dated as of August 1, 1993, regarding $30.0 million in 6.7% senior notes due November 17, 2003.

     10.3 Fourth Amended and Restated Warehousing Credit Agreement, dated as of December 15, 1998, with First Union National Bank of North Carolina.

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


Dated: March 17, 1999                 PLM EQUIPMENT GROWTH FUND VI
                                      PARTNERSHIP

                                      By: PLM Financial Services, Inc.
                                          General Partner


                                      By: /s/ Douglas P. Goodrich
                                          ---------------------------
                                          Douglas P. Goodrich
                                          President and Director


                                      By: /s/ Richard K Brock
                                          ---------------------------
                                          Richard K Brock
                                          Vice President and
                                          Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                          Capacity                          Date



*_______________________
Robert N. Tidball            Director, FSI                March 17, 1999



*_______________________
Douglas P. Goodrich          Director, FSI                March 17, 1999



*_______________________
Stephen M. Bess              Director, FSI                March 17, 1999


*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
----------------------
Susan C. Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                     Page

Independent auditors' report                                          34

Balance sheets as of December 31, 1998 and 1997                       35

Statements of income for the years ended
     December 31, 1998, 1997, and 1996                                36

Statements of changes in partners' capital for the
     years ended December 31, 1998, 1997, and 1996                    37

Statements of cash flows for the years ended
     December 31, 1998, 1997, and 1996                                38

Notes to financial statements                                         39-52


All other financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

                          INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth Fund VI:


We have audited the accompanying financial statements of PLM Equipment Growth Fund VI (the Partnership), as listed in the accompanying index to financial statements. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund VI as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.



/S/ KPMG LLP
---------------------------


SAN FRANCISCO, CALIFORNIA
March 12, 1999

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)



                                                                                       1998                 1997
                                                                                  -----------------------------------
  Assets

  Equipment held for operating leases, at cost                                    $     90,755         $     71,597
  Less accumulated depreciation                                                        (43,341 )            (33,895 )
                                                                                  -----------------------------------
    Net equipment                                                                       47,414               37,702

  Cash and cash equivalents                                                              2,558               14,204
  Restricted cash                                                                        1,416                  792
  Accounts receivable, less allowance for doubtful accounts of
      $1,930 in 1998 and $2,524 in 1997                                                  2,321                2,560
  Investments in unconsolidated special-purpose entities                                33,414               46,796
  Net investment in direct finance lease                                                    41                  153
  Lease negotiation fees to affiliate, less accumulated
      amortization of $217 in 1998 and $92 in 1997                                         263                   58
  Debt issuance costs, less accumulated amortization
      of $76 in 1998 and $61 in 1997                                                        76                   91
  Debt placement fees to affiliate, less accumulated
      amortization of $74 in 1998 and $59 in 1997                                           74                   89
  Prepaid expenses and other assets                                                         93                  181
  Equipment acquisition deposits                                                           667                1,335
                                                                                  -----------------------------------

        Total assets                                                              $     88,337         $    103,961
                                                                                  ===================================

  Liabilities and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                           $      1,147         $      1,296
  Due to affiliates                                                                      2,946                2,822
  Lessee deposits and reserve for repairs                                                1,290                2,691
  Note payable                                                                          30,000               30,000
                                                                                  -----------------------------------
    Total liabilities                                                                   35,383               36,809
                                                                                  -----------------------------------

  Partners' capital
  Limited partners (limited partnership units of 8,206,339 and
        8,247,264 as of December 31, 1998 and 1997, respectively)                       52,954               67,152
  General Partner                                                                           --                   --
                                                                                  -----------------------------------
    Total partners' capital                                                             52,954               67,152
                                                                                  -----------------------------------

        Total liabilities and partners' capital                                   $     88,337         $    103,961
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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                              STATEMENTS OF INCOME

                      For the Years Ended December 31, (In
               thousands of dollars, except weighted-average unit
                                    amounts)



                                                                     1998             1997             1996
                                                                ------------------------------------------------
  Revenues

  Lease revenue                                                 $     17,528      $    22,116       $  23,592
  Interest and other income                                              764              486             630
  Net gain on disposition of equipment                                 6,253           10,121           7,214
                                                                ------------------------------------------------
    Total revenues                                                    24,545           32,723          31,436
                                                                ------------------------------------------------

  Expenses

  Depreciation and amortization                                       14,604            9,793          12,394
  Repairs and maintenance                                              3,961            4,743           3,085
  Equipment operating expenses                                         2,270            3,635           3,775
  Insurance expense to affiliate                                        (188 )            224             186
  Other insurance expenses                                               378            1,277             694
  Management fees to affiliate                                           997            1,187           1,363
  Interest expense                                                     2,018            2,296           2,339
  General and administrative expenses
      to affiliates                                                      853              860             953
  Other general and administrative expenses                            1,004            1,587             766
  Loss on revaluation of equipment                                     4,276               --              --
  Provision for (recovery of) bad debts                                  (75 )          1,273           1,016
                                                                ------------------------------------------------
      Total expenses                                                  30,098           26,875          26,571
                                                                ------------------------------------------------

  Equity in net income of unconsolidated
      special-purpose entities                                         6,998            3,384           3,426
  --------------------------------------------------------------------------------------------------------------
        Net income                                              $      1,445      $     9,232       $   8,291
                                                                ================================================

  Partners' share of net income

  Limited partners                                              $        666      $     8,363       $   7,418
  General Partner                                                        779              869             873
                                                                ------------------------------------------------

  Total                                                         $      1,445      $     9,232       $   8,291
                                                                ================================================

  Net income per weighted-average limited
      partnership unit                                          $       0.08      $      1.01       $    0.89
                                                                ================================================

  Cash distribution                                             $     15,226      $    17,384       $  17,467
                                                                ================================================

  Cash distribution per weighted-average
      limited partnership unit                                  $       1.76      $      2.00       $    2.00
                                                                ================================================







                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 1998, 1997, and 1996
                            (in thousands of dollars)



                                                          Limited             General
                                                          Partners            Partner            Total
                                                       -----------------------------------------------------

  Partners' capital as of December 31, 1995            $     85,430        $        --          $  85,430

  Net income                                                  7,418                873              8,291

  Repurchase of limited partnership units                      (464 )               --               (464 )

  Cash distribution                                         (16,594 )             (873 )          (17,467 )
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1996                75,790                 --             75,790

  Net income                                                  8,363                869              9,232

  Repurchase of limited partnership units                      (486 )               --               (486 )

  Cash distribution                                         (16,515 )             (869 )          (17,384 )
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1997                67,152                 --             67,152

  Net income                                                    666                779              1,445

  Repurchase of limited partnership units                      (417 )               --               (417 )

  Cash distribution                                         (14,447 )             (779 )          (15,226 )
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1998          $     52,954        $        --          $  52,954
                                                       =====================================================





















                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)


                                                                                   1998          1997           1996
                                                                                -----------------------------------------
 Operating activities
 Net income                                                                      $  1,445     $   9,232       $  8,291
 Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                   14,604         9,793         12,394
   Loss on revaluation of equipment                                                 4,276            --             --
   Net gain on disposition of equipment                                            (6,253 )     (10,121 )       (7,214 )
   Equity in net income from unconsolidated special-purpose entities               (6,998 )      (3,384 )       (3,426 )
   Changes in operating assets and liabilities:
     Restricted cash                                                                 (624 )         493             13
     Accounts receivable, net                                                          (9 )         946            160
     Prepaid expenses and other assets                                                 88            60            (14 )
     Accounts payable and accrued expenses                                            133           (34 )          196
     Due to affiliates                                                                124           645            217
     Lessee deposits and reserve for repairs                                           16           240            448
                                                                                -----------------------------------------
       Net cash provided by operating activities                                    6,802         7,870         11,065
                                                                                -----------------------------------------

 Investing activities
 Payments for purchase of equipment and capitalized repairs                       (31,739 )         (17 )      (13,927 )
 Investments in and equipment purchased and placed in
    unconsolidated special-purpose entities                                        (3,778 )     (10,604 )      (26,287 )
 Distribution from unconsolidated special-purpose entities                          7,479         7,575          7,941
 Distribution from liquidation of unconsolidated special-purpose
     entities                                                                      16,679         1,736         11,677
 Payments of acquisition fees to affiliate                                         (1,486 )          --           (675 )
 Payments for equipment acquisition deposits                                         (667 )      (1,335 )           --
 Principal payments received on direct finance lease                                  101           101             41
 Payments of lease negotiation fees to affiliate                                     (330 )          --           (152 )
 Proceeds from disposition of equipment                                            10,936        25,017         27,379
                                                                                -----------------------------------------
       Net cash (used in) provided by investing activities                         (2,805 )      22,473          5,997
                                                                                -----------------------------------------

 Financing activities
 Proceeds from short-term note payable                                                 --        10,551         12,506
 Payments of short-term note payable                                                   --       (11,837 )      (11,220 )
 Proceeds from short-term loan from affiliate                                          --        10,001             --
 Payment of short-term loan to affiliate                                               --       (10,001 )           --
 Cash distribution paid to limited partners                                       (14,447 )     (16,515 )      (16,594 )
 Cash distribution paid to General Partner                                           (779 )        (869 )         (873 )
 Repurchase of limited partnership units                                             (417 )        (486 )         (464 )
                                                                                -----------------------------------------
       Net cash used in financing activities                                      (15,643 )     (19,156 )      (16,645 )
                                                                                -----------------------------------------

 Net (decrease) increase in cash and cash equivalents                             (11,646 )      11,187            417
 Cash and cash equivalents at beginning of year                                    14,204         3,017          2,600
                                                                                ---------------------------==============
 Cash and cash equivalents at end of year                                        $  2,558     $  14,204       $  3,017
                                                                                =========================================

 Supplemental information
 Interest paid                                                                   $  2,018     $   2,297       $  2,513
 ========================================================================================================================





                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation

     Organization

     PLM Equipment Growth Fund VI, a California limited partnership (the Partnership), was formed on April 17, 1991 to engage in the business of owning, leasing or otherwise investing in primarily used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General
     Partner of the Partnership. FSI is a wholly-owned subsidiary of PLM International, Inc. (PLM International).

     Beginning in the Partnership's seventh year of operations, which commences on January 1, 2000, the General Partner will stop reinvesting excess cash, if any, which, less reasonable reserves, will be distributed to the Partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2002, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment or by certain other events.

     FSI manages the affairs of the Partnership. The net income (loss) and cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner, (see Net Income (Loss) and Distributions per Limited Partnership Unit, below). The General Partner is also entitled to receive a subordinated incentive fee after the limited partners receive a minimum return on, and a return of, their invested capital.

     The General Partner has determined that it will not adopt the reinvestment plan for the Partnership. Beginning November 24, 1995, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. For the years ended December 31, 1998, 1997 and 1996, the Partnership had repurchased 40,925, 39,702 and 31,281 limited partnership units for $0.4 million, $0.5 million and $0.5 million, respectively.

     As of December 31, 1998, the Partnership agreed to repurchase approximately 23,700 units for an aggregate price of approximately $0.2 million. The General Partner anticipates that these units will be repurchased in the first and second quarters of 1999. In addition to these units, the General Partner may purchase additional units on behalf of the Partnership in the future.

     These financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Operations

     The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of transportation equipment under agreements with investor programs, and is a general partner of other programs.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation (continued)

     Accounting for Leases

     The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term. Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

     Depreciation and Amortization

     Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and, typically, 12 years for most other types of equipment. The depreciation method is changed to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs and debt placement fees are amortized over the term of the loan (see Note 8). Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

     Transportation Equipment

     In accordance with the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment at least quarterly in relation to expected future market conditions for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future lease revenue plus residual values are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $4.3 million and $1.0 million to the carrying value of owned equipment and partially owned equipment, respectively, were required during 1998. No reductions to the carrying value of equipment were required during either 1997, or 1996.

     Equipment held for operating leases is stated at cost.

     Investments in Unconsolidated Special-Purpose Entities

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. These interests are accounted for using the equity method.

     The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment
     Corporation (TEC) and PLM Worldwide Management Services (WMS). TEC is a wholly-owned subsidiary of FSI and WMS is a wholly-owned subsidiary of PLM International. The Partnership's interest in USPEs are managed by IMI. The Partnership's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC or WMS.

     Repairs and Maintenance

     Repair and maintenance costs related to railcars, marine vessels, and trailers are usually the obligation of the Partnership. Maintenance costs of most of the other equipment are the obligation of the lessee. If they are not covered by the lessee, they are generally charged against operations as incurred. To meet the maintenance requirements of certain aircraft airframes and engines, reserve

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

1.   Basis of Presentation (continued)

     Repairs and Maintenance (continued)

     accounts are prefunded by the lessee. Estimated costs associated with marine vessel dry docking are accrued and charged to income ratably over the period prior to such dry-docking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

     Net Income (Loss) and Distributions Per Limited Partnership Unit

     The net income (loss) of the Partnership is generally allocated 95% to the limited partners and 5% to the General Partner. Special allocations of income are made to the General Partner equal to the deficit balance, if any, in the capital account of the General Partner. Cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

     Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

     Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $13.8 million, $8.2 million, and $9.2 million in 1998, 1997, and 1996, respectively, were deemed to be a return of capital.

     Cash distributions related to the fourth quarter of 1998 of $2.0 million, 1997 and 1996 of $2.6 million for each year, were paid during the first quarter of 1999, 1998, or 1997, respectively.

     Net Income (Loss) Per Weighted-Average Partnership Unit

     Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the year. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 1998, 1997, and 1996 was 8,216,472, 8,257,256, and 8,292,853, respectively.

     Cash and Cash Equivalents

     The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

     Comprehensive Income

     During 1998, the Partnership adopted Financial Accounting Standards Board's Statement No. 130, "Reporting Comprehensive Income," which requires enterprises to report, by major component and in total, all changes in equity from nonowner sources. The Partnership's net income (loss) is equal to comprehensive income for the years ended December 31, 1998, 1997, and 1996.

     Restricted Cash

     As of December 31, 1998 and 1997, restricted cash represented lessee security deposits held by the Partnership.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

2.   General Partner and Transactions with Affiliates

     An officer of PLM Securities Corp., a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, and (c) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. Partnership management fees payable were $0.2 and $0.3 million as of December 31, 1998 and 1997, respectively. The Partnership's proportional share of USPE management fees of $0.1 million was payable as of December 31, 1998, and 1997. The Partnership's proportional share of USPE management fee expense was $0.5 million, $0.5 million and $0.3 million during 1998, 1997, and 1996, respectively. The Partnership reimbursed FSI $0.9 million, $0.9 million, and $1.0 million in 1998, 1997, and 1996, respectively, for data processing and administrative expenses directly attributable to the Partnership. The Partnership's proportional share of USPE data processing and administrative expenses reimbursed to FSI was $0.1 million during 1998, 1997 and 1996.

     The Partnership paid $0.2 million in 1997 and 1996, to Transportation Equipment Indemnity Company Ltd. (TEI), which provides marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI is an affiliate of the General Partner. No fees for owned equipment were paid to TEI in 1998. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $7,000, $0.1 million, and $0 during 1998, 1997, and 1996, respectively. A substantial portion of the amount paid was to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. Also, during 1998, the Partnership and the USPEs received a $0.2 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated programs. PLM International plans to liquidate TEI in 1999. During 1998, TEI did not provide the same level of insurance coverage as had been provided during 1997 and 1996. These services were provided by an unaffiliated third party.

     Debt placement fees were paid to the General Partner in an amount equal to 1% of the Partnership's long-term borrowings, less any costs paid to unaffiliated parties related to obtaining the borrowing.

     The Partnership and USPEs paid or accrued equipment acquisition and lease negotiation fees of $1.9 million, $0.6 million, and $1.2 million during 1998, 1997, and 1996, respectively, to FSI, TEC and WMS.

     As of December 31, 1998, approximately 58% of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Revenues collected under short-term rental agreements with the rental yards' customers are credited to the owners of the related equipment as received. Direct expense associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

     The Partnership owned certain equipment in conjunction with affiliated programs during 1998, 1997, and 1996 (see Note 4).

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

2.   General Partner and Transactions with Affiliates (continued)

     During 1997 the Partnership borrowed $1.0 million and $9.0 million from the General Partner for 52 days and 3 days, respectively. The General Partner charged the Partnership market interest rates. Total interest paid to the General Partner was $17,000. There were no similar borrowings during 1998 or 1996.

     The balance due to affiliates as of December 31, 1998 includes $0.2 million due to FSI and its affiliates for management fees and $2.8 million due to a USPE. The balance due to affiliates as of December 31, 1997 included $0.3 million due to FSI and its affiliates for management fees and $2.5 million due to a USPE.

3.   Equipment

     The components of owned equipment as of December 31, are as follows (in thousands of dollars):


          Equipment Held for Operating Leases                1998                1997
  -----------------------------------------------------  --------------------------------
  Marine vessels                                         $    26,094         $    16,035
  Aircraft, aircraft engines and components                   21,630              11,919
  Rail equipment                                              18,638              15,657
  Trailers                                                    13,204              16,203
  Marine containers                                           11,189              11,783
                                                         ---------------------------------
                                                              90,755              71,597
  Less accumulated depreciation                              (43,341 )           (33,895 )
                                                         --------------------------------
      Net equipment                                      $    47,414         $    37,702
                                                         =================================

     Revenues are earned by placing the equipment under operating leases. A portion of the Partnership's marine containers and marine vessels is leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment. Rents for railcars are based on mileage traveled or a fixed rate; rents for all other equipment are based on fixed rates.

     As of December 31, 1998, all owned equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 15 railcars and 59 marine containers with a net book value of $0.3 million. As of December 31, 1997, all owned equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a railcar and 92 marine containers with a net book value of $0.4 million.

     During 1998, the Partnership entered into a commitment to purchase a marine vessel for a cost of $6.7 million and made a deposit of $0.7 million toward this purchase, which is included in the December 31, 1998 balance sheet as equipment acquisition deposit. The Partnership completed the purchase of this equipment during February 1999 and paid $0.3 million for acquisition fees to FSI related to this acquisition.

     Additionally, during 1998, the Partnership purchased a portfolio of aircraft rotable components for $2.3 million, including acquisition fees of $0.1 million; a portfolio of marine containers for $5.2 million, including acquisition fees of $0.2 million; a group of railcars for $3.1 million, including acquisition fees of $0.1 million; and a marine vessel for $10.1 million, including acquisition fees of $0.4 million. All acquisition fees were paid to FSI.

     The Partnership completed its commitment to purchase a MD-80 Stage III commercial aircraft for $14.0 million during January 1998 including acquisition fees of $0.6 million to FSI related to this acquisition. The Partnership made a deposit of $1.3 million toward this purchase in 1997 which is

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

3.       Equipment (continued)

     included in the balance sheet as equipment acquisition deposits.

     During 1998, the Partnership disposed of or sold a Boeing 737-200 commercial aircraft, an aircraft engine, marine containers, trailers, and railcars, with an aggregate net book value of $6.1 million, for $12.4 million which includes $1.4 million of unused engine reserves.

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

     Periodically, PLM International purchases groups of assets whose ownership may be allocated among affiliated programs and PLM International. Generally in these cases only assets that are on lease will be purchased by the affiliated programs. PLM International will generally assume the ownership and remarketing risks associated with off-lease equipment. Allocation of the purchase price is determined by a combination of third-party industry sources, recent transactions and published fair market value references. During 1998, PLM International purchased a group of railcars that were allocated to the Partnership at cost. During 1996, PLM International realized a $0.7 million gain on the sale of 69 off-lease railcars purchased by PLM International as part of a group of assets in 1994 that had been allocated to the Partnership, PLM Equipment Growth Fund IV, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and PLM International.

     All wholly- and partially-owned equipment on lease is accounted for as operating leases, except for one finance lease. Future minimum rentals under noncancelable operating leases as of December 31, 1998, for wholly- and partially-owned equipment during each of the next five years are approximately $12.2 million in 1999, $7.6 million in 2000, $4.9 million in 2001, $2.6 million in 2002, $1.9 million in 2003, and $1.4 million thereafter. Contingent rentals based upon utilization were $0.7 million in 1998, $2.8 million in 1997, and $7.0 million in 1996.

4.       Investments in Unconsolidated Special-Purpose Entities

     The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities as of December 31 (in thousands of dollars):


                                                                                     1998             1997
                                                                                 ------------------------------
     64% interest in a trust owning a 767-200ER Stage III commercial
               aircraft                                                          $  11,536        $   12,854
     53% interest in an entity owning a product tanker                               7,678             9,881
     40% interest in a trust owning two commercial Stage III aircraft
               on direct finance lease                                               4,435             4,581
     30% interest in an entity owning a mobile offshore drilling unit                4,279             5,050
     25% interest in an entity owning marine containers                              2,475                --
     50% interest in an entity owning a container feeder vessel                      1,421             2,812
     20% interest in an entity owning a handymax dry bulk carrier                    1,311             1,513
     50% interest in a trust that owned four Stage II commercial aircraft              279             6,614
     17% interest in a trust that owned a Stage II commercial aircraft                  --             3,491
     --------------------------------------------------------------------------------------       -----------
         Net investments                                                         $  33,414        $   46,796
                                                                                 ==========       ===========

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

4.   Investments in Unconsolidated Special-Purpose Entities (continued)

     The Partnership has beneficial interests in two USPEs that own multiple aircraft (the Trusts). One of these Trusts contain provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During 1998, the Partnership increased its investment in a trust owning four commercial aircraft by funding the installation of a hushkit on an aircraft assigned to the Partnership in the trust for $1.3 million, including acquisition and lease negotiation fees of $0.1 million that were paid to FSI. In this Trust, the Partnership subsequently sold the two commercial aircraft assigned to it with a net book value of $6.2 million for proceeds of $13.1 million. During 1997, the Partnership's 17% interest in one of the Trusts owning the commercial aircraft was sold for proceeds of $5.2 million for its net investment of $1.8 million. The Partnership received liquidating proceeds of $1.7 million during 1997. The remaining liquidating proceeds of $3.5 were received during January 1998.

     During 1998, the Partnership also purchased an interest in an entity owning a portfolio of marine containers for $2.5 million, including acquisition and lease negotiation fees of $0.1 million that were paid to FSI. The remaining interest in this entity was purchased by an affiliated program.

     During 1998, the Partnership reduced its interest in an entity owning a container feeder vessel by $1.0 million to its net realizable value.

     The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the year ended December 31 (in thousands of dollars):



                                           1998                          1997                       1996
                                                 Net                             Net                         Net
                                   Total         Interest        Total         Interest        Total       Interest
                                   USPEs            of           USPEs            of           USPEs          of
                                                Partnership                   Partnership                  Partnership
                                ---------------------------   ---------------------------   -------------------------
            Net Investments       $  67,308      $  33,414      $  95,743      $  46,796      $  97,980    $  42,119
            Lease revenues           22,809          9,934         27,145         10,935         24,157        8,728
            Net income               22,942          6,998          6,411          3,384          5,955        3,426


5.   Operating Segments

     The Partnership operates in five operating segments: trailer leasing, railcar leasing, aircraft leasing, marine vessel leasing, marine container leasing, and all other. Each equipment leasing segment engage in short-term to mid-term operating leases to a variety of customers.

     The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation.




                      (This space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.       Operating Segments (continued)

     The following tables present a summary of the operating segments (in thousands of dollars):



                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>    Total
     ------------------------------------ --------- ---------  --------- ---------  --------- ---------  -----------

     Revenues
       Lease revenue                       $  3,968  $    923   $  5,231  $  3,295   $  4,111  $     --   $ 17,528
       Interest income and other                 19        89         64        10         20       562        764
       Gain (loss) on disposition of          5,594       582         19        51         12        (5 )    6,253
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       9,581     1,594      5,314     3,356      4,143       557     24,545

     Costs and expenses
       Operations support                     1,122        13      3,550       817        857        62      6,421
       Depreciation and amortization          8,571       712      2,976     1,040      1,273        32     14,604
       Interest expense                          --        --         --        --         --     2,018      2,018
       General and administrative expenses      491        76        389       820        355       723      2,854
       Loss on revaluation of equipment          --       183      4,093        --         --        --      4,276
       Provision for (recovery of) bad          (83 )      --         --        22        (14 )      --        (75 )
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses            10,101       984     11,008     2,699      2,471     2,835     30.098
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     8,642       (20 )   (1,867 )      --         --       243      6,998
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $  8,122  $    590   $ (7,561 )$    657   $  1,672  $ (2,035 ) $  1,445
                                           ========================================================================

     As of December 31, 1998
     Total assets                          $ 26,534  $  9,267   $ 25,194  $  4,824   $ 10,913  $ 11,605   $ 88,337
                                           ========================================================================

<F1> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support expenses. Also includes income from an investment in an entity owning a mobile offshore drilling unit.





                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar   All
     For the Year Ended December 31, 1997  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F2>     Total
     ------------------------------------  --------- ---------  --------- ---------  --------- ---------  -----------

     Revenues
       Lease revenue                       $  3,606  $  1,681   $  8,934  $  3,760   $  4,135  $     --   $  22,116
       Interest income and other                 --        36        251        47         --       152         486
       Gain (loss) on disposition of          1,972        55      8,265      (171 )       --        --      10,121
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                       5,578     1,772     17,450     3,636      4,135       152      32,723

     Costs and expenses
       Operations support                       618        12      7,326       870      1,001        52       9,879
       Depreciation and amortization          1,582     1,147      4,060     1,522      1,452        30       9,793
       Interest expense                          --        --         --        --         --     2,296       2,296
       General and administrative expenses      965        96        591       811        351       820       3,634
       Provision for (recovery of) bad        1,188      (111 )       --       153         43        --       1,273
     debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             4,353     1,144     11,977     3,356      2,847     3,198      26,875
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     4,090        --       (707 )      --         --         1       3,384
                                           -------------------------------------------------------------------------
                                           =========================================================================
     Net income (loss)                     $  5,315  $    628   $  4,766  $    280   $  1,288  $ (3,045 ) $   9,232
                                           =========================================================================

     As of December 31, 1997
     Total assets                          $ 33,093  $  4,393   $ 26,492  $  7,098   $  9,129  $ 23,756   $ 103,961
                                           =========================================================================

<F2> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support expenses.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

5.   Operating Segments (continued)


                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar    All
     For the Year Ended December 31, 1996  Leasing   Leasing    Leasing   Leasing    Leasing   Other<F3>     Total
     ------------------------------------  --------- ---------  --------- ---------  --------- ---------  -----------

     Revenues
       Lease revenue                       $  4,215  $  2,191   $  8,915  $  4,198   $  4,073  $     --   $  23,592
       Interest income and other                 --        --         67        19         --       544         630
       Gain (loss) on disposition of            591       136      6,267       180         40        --       7,214
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                       4,806     2,327     15,249     4,397      4,113       544      31,436

     Costs and expenses
       Operations support                       234        12      5,098     1,050      1,299        47       7,740
       Depreciation and amortization          2,560     1,504      4,718     1,975      1,678       (41 )    12,394
       Interest expense                          --        --         --        --         --     2,339       2,339
       General and administrative expenses      224        96        608       916        345       893       3,082
       Provision for bad debts                  628       416         --        30        (59 )       1       1,016
                                           -------------------------------------------------------------------------
         Total costs and expenses             3,646     2,028     10,424     3,971      3,263     3,239      26,571
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs    (1,853 )      --       (415 )      --         --     5,694       3,426
                                           -------------------------------------------------------------------------
                                           =========================================================================
     Net income (loss)                     $   (693 )$    299   $  4,410  $    426   $    850  $  2,999   $   8,291
                                           =========================================================================

     As of December 31, 1996
     Total assets                          $ 40,678  $  7,370   $ 30,858  $  9,486   $ 10,537  $ 14,596   $ 113,525

                                           =========================================================================


<F3> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support expenses. Also includes the gain from the sale of an interest in an entity owning a mobile offshore drilling unit.



6.   Geographic Information

     The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

     The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in five geographic regions: United States, Canada, Mexico, Europe, and Asia. Marine vessels, mobile offshore drilling units, and marine containers are leased or were leased to multiple lessees in different regions that operate worldwide.

     The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs grouped by domiciles of the lessees as of and for the years ended December 31 (in thousands of dollars):


                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1998         1997        1996           1998         1997        1996
       ----------------------------  -------------------------------------   -------------------------------------

       United States                  $   9,126   $    7,132  $    7,522       $     --   $       --  $       --
       Canada                               988          764         748            986        3,619       3,179
       South America                         --           --          --          3,283        3,149       3,149
       Asia                               1,260        2,658       3,207             --           --         693
       Europe                                --          948       1,009             --           --          --
       Rest of the world                  6,154       10,614      11,106          5,665        4,167       1,707
                                      -------------------------------------   -------------------------------------
                                      =====================================   =====================================
           Lease revenues             $  17,528   $   22,116  $   23,592       $  9,934   $   10,935  $    8,728
                                      =====================================   =====================================


                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

6.       Geographic Information (continued)

     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):


                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1998         1997        1996           1998         1997        1996
       ----------------------------  -------------------------------------   -------------------------------------

       United States                  $  (3,494 ) $    1,219  $    1,129       $     --   $       --  $       --
       Canada                               324          461         195          7,191        3,159      (1,576 )
       South America                         --           --          --            801          224        (274 )
       Mexico                                --           --          --            651          707          (3 )
       Asia                               4,980       (1,219 )       887             --           --       5,723
       Europe                                --        2,370         294             --           --          --
       Rest of the world                 (5,086 )      6,076       5,401         (1,645 )       (706 )      (444 )
                                      -------------------------------------   -------------------------------------
          Regional income (loss)         (3,276 )      8,907       7,906          6,998        3,384       3,426
       Administrative and other          (2,277 )     (3,059 )    (3,041 )           --           --          --
                                      =====================================   =====================================
          Net income (loss)           $  (5,553 ) $    5,848  $    4,865       $  6,998   $    3,384  $    3,426
                                      =====================================   =====================================

     The net book value of these assets as of December 31 are as follows (in thousands of dollars):


                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1998         1997        1996           1998         1997        1996
       ----------------------------  -------------------------------------   -------------------------------------

       United States                 $   22,048  $   14,250    $ 17,964       $     --   $    3,491  $       --
       Canada                             1,889       1,978       2,059            279        6,614      10,993
       South America                         --          --          --         11,536       12,854      15,453
       Mexico                                --          --          --          4,435        4,581       4,429
       Asia                               2,084       5,552       6,663             --           --          --
       Europe                                --          --       3,141             --           --          --
       Rest of the world                 21,393      15,922      33,180         17,164       19,256      11,244
                                     -------------------------------------   -------------------------------------
                                     =====================================   =====================================
           Net book value            $   47,414  $   37,702    $ 63,007       $ 33,414   $   46,796  $   42,119
                                     =====================================   =====================================

7.   Net Investment in a Direct Finance Lease

     During 1996, the Partnership entered into a direct finance lease for 48 trailers. Gross lease payments of $0.3 million were to be received over a three-year period, which commenced in May of 1996. This lease allows each trailer to be purchased for $1.00 at the end of the lease.

     The components of the net investment in the direct finance lease as of December 31, are as follows (in thousands in dollars):


                                                                1998          1997
                                                             ---------     ---------
  Total minimum lease payments                               $     42      $    163
  Less unearned income                                             (1 )         (10 )
                                                             =========     =========
                                                             $     41      $    153
                                                             =========     =========

     Future minimum rentals receivable under the direct finance lease as of December 31, 1998 year are approximately $42,000 in 1999 and $0 thereafter.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

8.   Debt

     In August 1993, the Partnership entered into an agreement to issue a long-term note totaling $30.0 million to two institutional investors. The note bears interest at a fixed rate of 6.7% per annum and has a final maturity in 2003. Interest on the note is payable monthly. The note will be repaid in three principal payments of $10.0 million on November 17, 2001, 2002, and 2003. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage. Proceeds from the sale of the note were used to fund equipment acquisitions and to repay obligations of the Partnership under the credit facility (see discussion below).

     The General Partner estimates, based on recent transactions, that the fair market value of the $30.0 million fixed-rate note is $30.2 million.

     The General Partner has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth & Income Fund VII (EGF VII) and Professional Lease Management Income Fund I (Fund I), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash held by the borrower. The Partnership, EGF VII, Fund I, and TECAI collectively  may  borrow  up to  $24.5  million  of the  Committed  Bridge
     Facility.   Outstanding  borrowings  by  one  borrower  reduce  the  amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than December 14, 1999. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1998, no eligible borrower had any outstanding borrowings under this facility. The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

9.   Concentrations of Credit Risk

     As of December 31, 1998, no single lessee accounted for more than 10% of the consolidated revenues for the owned equipment and partially owned equipment during 1998, 1997 and 1996. In 1998, however, Triton Aviation Services, Ltd. purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 16% of total consolidated revenues during 1998. Also, in 1996, Noble Asset Company Ltd. purchased a mobile offshore drilling unit from the Partnership and the gain from the sale accounted for 13% of total consolidated revenues and Masterbulk Pte Ltd. purchased a marine vessel from the Partnership and the gain from the sale accounted for 14% of total consolidated revenues during 1996.

     As of December 31, 1998 and 1997, the General Partner believes the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

10.  Income Taxes

     The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

10.  Income Taxes (continued)

     As of December 31, 1998, there were temporary differences of approximately $35.0 million between the financial statement carrying values of certain assets and liabilities and the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessee's prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

11.  Contingencies

     PLM International, (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated (the class), are six individuals who invested in certain California limited partnerships (the Partnerships) for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including the Partnership, PLM Equipment Growth Funds V, and IV, and PLM Equipment Growth & Income Fund VII (the Growth Funds). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Growth Funds, and concealing such mismanagement from investors in the Growth Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

     In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Growth Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

     Following various unsuccessful requests that the district court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the district court's order. The Eleventh Circuit denied plaintiffs' petition in November 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the district court's order granting defendants' motion to compel arbitration, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

11.  Contingencies (continued)

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

     On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997 alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

     In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding (MOU) related to the settlement of those actions (the monetary settlement). The monetary settlement contemplated by the MOU provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the Alabama district court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy.

     The parties to the monetary settlement have also agreed in principal to an equitable settlement (the equitable settlement) which provides, among other things, (a) for the extension of the operating lives of the Partnership, PLM Equipment Growth Fund V, and PLM Equipment Growth & Income Fund VII (the Funds) by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such Fund, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI will be entitled to earn front end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the North American Securities Administrators Association, Inc. Statement of Policy by judicial amendment to the Partnership Agreements for each Fund; (c) for a one time redemption of up to 10% of the outstanding units of each Fund at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The equitable settlement also provides for payment of the equitable settlement attorneys' fees from Partnership funds in the event that distributions paid to investors in the Funds during the extension period reach a certain internal rate of return.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

11.  Contingencies (continued)

     Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The monetary settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of a settlement agreement (the settlement agreement), (b) notice to and certification of the monetary class for purposes of the monetary settlement, and (c) preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) agreement and execution by the parties of the settlement agreement, (b) notice to the current unitholders in the Funds (the equitable class) and certification of the equitable class for purposes of the equitable settlement, (c) preparation, review by the Securities and Exchange Commission (SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (d) disapproval by less than 50% of the limited partners in each of the Funds of the proposed amendments to the limited partnership agreements, (e) judicial approval of the proposed amendments to the limited partnership agreements, and (f) preliminary and final approval of the equitable settlement by the Alabama district court. The parties submitted the settlement agreement to the Alabama district court on February 12, 1999, and the preliminary class certification hearing is scheduled for March 24, 1999. If the district court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

     The Partnership, together with affiliates, initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain the aircraft in accordance with the relevant lease contract. The Partnership has repossessed all of the property previously leased to the airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

     The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

12.      Subsequent Event

     During February 1999, the Partnership borrowed $3.7 million under the Committed Bridge Facility.

                                INDEX OF EXHIBITS


  Exhibit                                                               Page

    4.      Limited Partnership Agreement of Partnership.                *

   10. 1    Management Agreement between Partnership and                 *
            PLM Investment Management, Inc.

   10.      2 Note  Agreement,  dated as of  August  1,  1993,  regarding
           $30.0 million in 6.7% senior notes due November 17, 2003.     *

   10. 3    Fourth Amended and Restated Warehousing Credit Agreement,
            dated as of December 15, 1998, with First Union National
            Bank of North Carolina.                                    54-128

   24.      Powers of Attorney.                                       129-131


-------

* Incorporated by reference.  See page 31 of this report.