Form 10-Q
period 1999-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 1999-05-05
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL QUARTER ENDED MARCH 31, 1999


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                March 31,          December 31,
                                                                                1999                  1998
                                                                             ----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                $   95,297           $   90,755
  Less accumulated depreciation                                                 (44,753 )            (43,341 )
                                                                             -----------------------------------
    Net equipment                                                                50,544               47,414

  Cash and cash equivalents                                                         498                2,558
  Restricted cash                                                                 1,550                1,416
  Accounts receivable, less allowance for doubtful accounts
      of $1,893 in 1999 and $1,930 in 1998                                        2,601                2,321
  Investments in unconsolidated special-purpose entities                         32,066               33,414
  Net investment in direct finance lease                                             12                   41
  Deferred charges, net of accumulated amortization of
      $260 in 1999 and $367 in 1998                                                 437                  413
  Prepaid expenses and other assets                                                  51                   93
  Equipment acquisition deposit                                                      --                  667
                                                                             -----------------------------------

        Total assets                                                             87,759           $   88,337
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                      $    1,193           $    1,147
  Due to affiliates                                                               3,228                2,946
  Lessee deposits and reserve for repairs                                         1,016                1,290
  Short-term note payable                                                         3,712                   --
  Note payable                                                                   30,000               30,000
                                                                             -----------------------------------
    Total liabilities                                                            39,149               35,383
                                                                             -----------------------------------

  Partners' capital:
  Limited partners (8,204,581 limited partnership units as of
      March 31, 1999 and 8,206,339 as of December 31, 1998)                      48,610               52,954
  General Partner                                                                    --                   --
                                                                             -----------------------------------
    Total partners' capital                                                      48,610               52,954
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $   87,759           $   88,337
                                                                             ===================================












                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    1999              1998
                                                                                --------------------------------
  REVENUES

  Lease revenue                                                                 $     4,409       $     4,464
  Interest and other income                                                              52                94
  Net gain (loss) on disposition of equipment                                          (191 )              62
                                                                                --------------------------------
    Total revenues                                                                    4,270             4,620
                                                                                --------------------------------

  EXPENSES

  Depreciation and amortization                                                       2,777             3,501
  Repairs and maintenance                                                               798               870
  Equipment operating expenses                                                          694               774
  Insurance expense to affiliate                                                         --               (13 )
  Other insurance expenses                                                              193               115
  Management fees to affiliate                                                          234               249
  Interest expense                                                                      525               510
  General and administrative expenses to affiliates                                     193               227
  Other general and administrative expenses                                             238               239
  Provision for bad debts                                                                43               127
                                                                                --------------------------------
      Total expenses                                                                  5,695             6,599
                                                                                --------------------------------

  Equity in net income of unconsolidated special-purpose entities                       554             3,783
  --------------------------------------------------------------------------------------------------------------

        Net income (loss)                                                       $      (871 )     $     1,804
                                                                                ================================

  PARTNERS' SHARE OF NET INCOME (LOSS)

  Limited partners                                                              $    (1,044 )     $     1,587
  General Partner                                                                       173               217
                                                                                --------------------------------

  Total                                                                         $      (871 )     $     1,804
                                                                                ================================

  Net income (loss) per weighted-average limited partnership unit               $     (0.13 )     $      0.19
                                                                                ================================

  Cash distribution                                                             $     3,456       $     4,339
                                                                                ================================

  Cash distribution per weighted-average limited partnership unit               $      0.40       $      0.50
                                                                                ================================











                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            FOR THE PERIOD FROM DECEMBER 31, 1997 TO MARCH 31, 1999
                            (in thousands of dollars)


                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

  Partners' capital as of December 31, 1997                $   67,152            $    --             $   67,152

  Net income                                                      666                779                  1,445

  Repurchase of limited partnership units                        (417 )               --                   (417 )

  Cash distribution                                           (14,447 )             (779 )              (15,226 )
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998                  52,954                 --                 52,954

  Net income (loss)                                            (1,044 )              173                   (871 )

  Repurchase of limited partnership units                         (17 )               --                    (17 )

  Cash distribution                                            (3,283 )             (173 )               (3,456 )
                                                           -------------------------------------------------------

    Partners' capital as of March 31, 1999                 $   48,610            $    --             $   48,610
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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                  1999           1998
                                                                               ----------------------------
OPERATING ACTIVITIES

Net income (loss)                                                              $     (871 )   $   1,804
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                     2,777         3,501
  Net (gain) loss on disposition of equipment                                         191           (62 )
  Equity in net income from unconsolidated special-purpose entities                  (554 )      (3,783 )
  Changes in operating assets and liabilities:
    Restricted cash                                                                  (134 )          94
    Accounts receivable, net                                                         (317 )         304
    Prepaid expenses and other assets                                                  42            84
    Accounts payable and accrued expenses                                              46          (269 )
    Due to affiliates                                                                 282           (16 )
    Lessee deposits and reserve for repairs                                          (274 )          24
                                                                                --------------
                                                                                              -------------
      Net cash provided by operating activities                                     1,188         1,681
                                                                                ---------------------------

INVESTING ACTIVITIES

Payments for equipment purchases and capitalized improvements                      (6,011 )     (14,188 )
Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                          --        (1,265 )
Distributions from unconsolidated special-purpose entities                          1,902         2,474
Distributions from liquidation of unconsolidated special-purpose entities              --         9,547
Payments of acquisition fees to affiliate                                            (300 )        (699 )
Payments of lease negotiation fees to affiliate                                       (67 )        (155 )
Principal payments on direct finance lease                                             39            27
Proceeds from disposition of equipment                                                950         1,003
                                                                                ---------------------------
      Net cash used in investing activities                                        (3,487 )      (3,256 )
                                                                                ---------------------------

FINANCING ACTIVITIES

Proceeds from short-term note payable                                               3,712            --
Cash distribution paid to limited partners                                         (3,283 )      (4,122 )
Cash distribution paid to General Partner                                            (173 )        (217 )
Repurchase of limited partnership units                                               (17 )        (279 )
                                                                                ---------------------------
      Net cash provided by (used in) financing activities                             239        (4,618 )
                                                                                ---------------------------

Net decrease in cash and cash equivalents                                          (2,060 )      (6,193 )
Cash and cash equivalents at beginning of period                                    2,558        14,204
                                                                                ===========================
Cash and cash equivalents at end of period                                     $      498     $   8,011
                                                                                ===========================

SUPPLEMENTAL INFORMATION

Interest paid                                                                  $      525     $     510
                                                                                ===========================





                       See accompanying notes to financial
                                  statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the
Partnership) as of March 31, 1999 and December 31, 1998, the statements of operations for the three months ended March 31, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2.   Schedule of Partnership Phases

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

3.   Repurchase of Limited Partnership Units

In 1998, the Partnership agreed to repurchase up to 23,700 limited partnership units in 1999 for an aggregate purchase price of up to a maximum of $0.2 million. During the three months ended March 31, 1999, the Partnership had repurchased 1,758 limited partnership units for $17,000. The General Partner may repurchase the additional units in the future.

4.   Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 1999 and 1998, cash distributions totaled $3.5 million and $4.3 million, respectively. Cash distributions to the limited partners of $3.3 million and $2.6 million for the three months ended March 31, 1999 and 1998, respectively, were deemed to be a return of capital.

Cash distributions related to the results from the first quarter of 1999 of $2.0 million, will be paid during the second quarter of 1999.

5.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 1999 included $0.2 million due to FSI and its affiliates for management fees and $3.0 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees and $2.8 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of March 31, 1999 and December 31, 1998.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

5.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months
                                                         Ended March 31,
                                                       1999           1998
                                                    ---------------------------
  Management fees                                   $     123      $     127
  Data processing and administrative
     expenses                                              37             38
  Insurance expense                                        --              1

During the three months ended March 31, 1999, the Partnership purchased a marine vessel for $6.7 million and paid FSI $0.4 million for acquisition and lease negotiation fees.

6.   Equipment

The components of owned equipment were as follows (in thousands of dollars):

                                                  March 31,        December 31,
                                                   1999                1998
                                               --------------------------------

  Marine vessels                               $   33,071          $   26,094
  Aircraft and rotable components                  21,630              21,630
  Railcars                                         17,224              18,638
  Trailers                                         12,513              13,204
  Marine containers                                10,859              11,189
                                               -----------         -----------
                                                   95,297              90,755
  Less accumulated depreciation                   (44,753 )           (43,341 )
                                               -----------         -----------
      Net equipment                            $   50,544          $   47,414
                                               ===========         ===========

As of March 31, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a Boeing 737-200, 52 marine containers, and 9 railcars. As of December 31, 1998, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 59 marine containers and 15 railcars. The net book value of the off-lease equipment was $2.2 million and $0.3 million as of March 31, 1999 and December 31, 1998, respectively.

During the three months ended March 31, 1999, the Partnership completed the purchase of a marine vessel for $7.0 million, including acquisition fees of $0.3 million paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this purchase in 1998, which is included in the December 31, 1998 balance sheet as equipment acquisition deposit.

During the three months ended March 31, 1999, the Partnership disposed of or sold marine containers, trailers, and railcars, with an aggregate net book value of $1.1 million, for $0.9 million.

During the three months ended March 31, 1998, the Partnership disposed of or sold marine containers, trailers, and a railcar with an aggregate net book value of $1.0 million for $1.0 million.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

7.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):


                                                                                   March 31,       December 31,
                                                                                      1999             1998
                                                                                -----------------------------
     64% interest in a trust owning a 767-200ER Stage III
               commercial aircraft                                                  $   11,068        $   11,536
     53% interest in an entity owning a product tanker                                   7,281             7,678
     40% interest in a trust owning two Stage II commercial aircraft
               on direct finance lease                                                   4,344             4,435
     30% interest in an entity owning a mobile offshore drilling unit                    4,110             4,279
     25% interest in an entity owning marine containers                                  2,370             2,475
     50% interest in an entity owning a container feeder vessel                          1,354             1,421
     20% interest in an entity owning a handymax bulk carrier                            1,291             1,311
     50% interest in a trust that owned four 737-200A Stage II
               commercial aircraft                                                         248               279
     ------------------------------------------------------------------------------------------       -----------
         Net investments                                                            $   32,066        $   33,414
                                                                                    ===========       ===========

8.   Operating Segments

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, and marine container leasing. Each equipment leasing segment primarily engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):


                                            Marine                                    Marine
                                            Vessel   Aircraft   Railcar   Trailer    Container    All
     For the quarter ended March 31, 1999   Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>     Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,328  $    754   $  1,191  $    625   $    511  $     --   $  4,409
       Interest income and other                  5        --         --         1         --        46         52
       Gain (loss) on disposition of             --        (2 )     (130 )     (87 )       28        --       (191 )
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,333       752      1,061       539        539        46      4,270

     COSTS AND EXPENSES
       Operations support                     1,347        10        162       153          1        12      1,685
       Depreciation and amortization            922     1,048        325       200        275         7      2,777
       Interest expense                          --        --         --        --         --       525        525
       Management fees to affiliate              66        33         82        27         26        --        234
       General and administrative expenses       29        95         12       121          3       171        431
       Provision for bad debts                   --        31          5         7         --        --         43
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,364     1,217        586       508        305       715      5,695
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (109 )     521         --        --         --       142        554
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $ (1,140 )$     56   $    475  $     31   $    234  $   (527 ) $   (871 )
                                           ========================================================================

     Total assets as of March 31, 1999     $ 31,033  $ 25,394   $ 10,044  $  4,636   $  9,031  $  7,621   $ 87,759
                                           ========================================================================





<F1> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support. Also includes aggregate net income (loss) from an investment in an entity owning a mobile offshore drilling unit.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

8.   Operating Segments (continued)


                                            Marine                                    Marine
                                            Vessel   Aircraft   Railcar   Trailer    Container  All
     For the quarter ended March 31, 1998   Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>     Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,338  $  1,013   $  1,031  $    849   $    233  $     --   $   4,464
       Interest income and other                 --        19         --         4          4        67          94
       Gain (loss) on disposition of             --        (5 )       (6 )       7         66        --          62
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                       1,338     1,027      1,025       860        303        67       4,620

     COSTS AND EXPENSES
       Operations support                     1,239       124        166       199          2        16       1,746
       Depreciation and amortization            470     2,217        315       291        176        32       3,501
       Interest expense                          --        --         --        --         --       510         510
       Management fees to affiliate              67        43         70        57         12        --         249
       General and administrative expenses       56        19         10       160          4       217         466
       Provision for (recovery of) bad           --       122         33       (28 )       --        --         127
     debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             1,832     2,525        594       679        194       775       6,599
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (201 )   3,919         --        --         --        65       3,783
                                           -------------------------------------------------------------------------
                                           =========================================================================
     Net income (loss)                     $   (695 )$  2,421   $    431  $    181   $    109  $   (643 ) $   1,804
                                           =========================================================================

     Total assets As of March 31, 1998     $ 25,115  $ 40,971   $  8,812  $  6,667   $  4,464  $ 14,575   $ 100,604
                                           =========================================================================



<F1> Includes  interest  income  and  costs  not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support. Also includes aggregate net income (loss) from an investment in an entity owning a mobile offshore drilling unit.



9.   Debt

The General Partner has entered into a short-term, joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership that is due to expire on December 14, 1999. Among the other eligible borrowers, the Partnership had borrowing of $3.7 million and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $11.3 million under the short-term joint, $24.5 million credit facility as of March 31, 1999. The Partnership plans to repay the short-term note payable with the proceeds from planned asset dispositions. No other eligible borrower had any outstanding borrowings.

The General Partner believes it will renew the credit facility upon its expiration with similar terms to those in the current credit facility.

10.  Net Income (Loss) Per Weighted-Average Partnership Unit

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 1999 and 1998 was 8,205,780 and 8,239,561, respectively.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

11.  Contingencies

PLM International (the Company) and various of its affiliates are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships (the Funds) for which the Company's wholly-owned subsidiary, FSI, acts as the general partner, including the Partnership, PLM Equipment Growth Funds IV and V, and PLM Equipment Growth & Income Fund VII. The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) based on the district court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action to federal court automatically nullified the state court's ex parte certification of the class. In September 1997, the district court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each partnership, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the district court granted defendants' motion in December 1997.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

11.  Contingencies (continued)

On July 31, 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In connection with this motion, plaintiff agreed to a stay of the state court action pending the district court's decision on the petition to compel arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution. In connection with her opposition to the petition to compel arbitration, plaintiff filed an amended complaint with the state court in August 1997, alleging two new causes of action for violations of the California Securities Law of 1968 (California Corporations Code Sections 25400 and 25500) and for violation of California Civil Code Sections 1709 and 1710. Plaintiff also served certain discovery requests on defendants. Because of the stay, no response to the amended complaint or to the discovery is currently required.

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

The parties to the monetary settlement have also agreed to an equitable settlement (the equitable settlement) which provides, among other things: (a) for the extension of the operating lives of the Partnership and Funds V and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, will be permitted to reinvest cash flow, surplus partnership funds or retained proceeds in additional equipment into the year 2004, and will liquidate the partnerships' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) in excess of the compensatory limitations set forth in the North American Securities Administrators Association, Inc. Statement of Policy by judicial amendment to the partnership agreements for the Partnership and Funds V and VII; (c) for a one-time redemption of up to 10% of the outstanding units of the Partnership and Funds V and VII at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event that distributions paid to investors in the Partnership and Funds V and VII during the extension period reach a certain internal rate of return.

Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the proposed settlements. The parties completed the documentation of the monetary and equitable settlements in April 1999. The monetary settlement remains subject to numerous conditions, including but not limited to, notice to and certification of the monetary class for purposes of the monetary settlement, and preliminary and final approval of the monetary settlement by the Alabama district court. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) notice to the current unitholders in the Partnership and Funds V and VII (the equitable class) and certification of the equitable class for purposes of the equitable settlement, (b) preparation, review by the Securities and Exchange Commission
(SEC), and dissemination to the members of the equitable class of solicitation statements regarding the proposed extensions, (c) disapproval by less than 50% of the limited partners in the Partnership and Funds V and VII of the proposed amendments to the limited partnership agreements, (d) judicial approval of the proposed amendments to the limited partnership agreements, and (e) preliminary and final approval of the equitable settlement by the Alabama district court. If the district

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

11.  Contingencies (continued)

court grants preliminary approval, notices to the monetary class and equitable class will be sent following review by the SEC of the solicitation statements to be prepared in connection with the equitable settlement. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership, together with affiliates, has initiated litigation in various official forums in India against a defaulting Indian airline lessee to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The
Partnership has repossessed all of its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed a counter-claim against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.










                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI's (the Partnership's) Operating Results for the Three Months Ended March 31, 1999 and 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment remained relatively the same during the three months ended March 31, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                                                            For the Three Months
                                                                               Ended March 31,
                                                                            1999             1998
                                                                         ----------------------------
  Railcars                                                               $  1,029           $  865
  Aircraft, aircraft engines, and components                                  744              889
  Marine containers                                                           510              231
  Trailers                                                                    472              650
  Marine vessels                                                              (19 )             99


Railcars: Railcar lease revenues and direct expenses were $1.2 million and $0.2 million, respectively, for the three months ended March 31, 1999, compared to $1.0 million and $0.2 million, respectively, during the same period of 1998. The increase in railcar lease revenues was due to the purchase of a group of railcars during the fourth quarter of 1998.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.8 million and $10,000, respectively, for the three months ended March 31, 1999, compared to $1.0 million and $0.1 million, respectively, during the same period of 1998. The decrease in aircraft contribution was due to a Boeing 737-200 that went off-lease during the first quarter of 1999 that was on lease during the same period of 1998.

Marine containers: Marine container lease revenues and direct expenses were $0.5 million and $1,000, respectively, for the three months ended March 31, 1999, compared to $0.2 million and $2,000, respectively, during the same quarter of 1998. The increase in lease revenues of $0.3 million during the first quarter of 1999, when compared to the same period of 1998, was due to the purchase of a portfolio of containers during the fourth quarter of 1998.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended March 31, 1999, compared to $0.8 million and $0.2 million, respectively, during the same period of 1998. The number of trailers owned by the Partnership declined during 1999 and 1998 due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.3 million and $1.3 million, respectively, for the three months ended March 31, 1999, compared to $1.3 million and $1.2 million, respectively, during the same period of 1998. The decrease in marine vessel contribution was due to lower lease rates earned on two marine vessels that were on charter during the three months ended March 31,1998 and 1999, and higher repairs to these same two marine vessels during the first quarter of 1999 when compared to the same period of 1998. The decrease in lease revenues were offset by the lease revenues earned on each of the marine vessels that were purchased during 1999 and 1998.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.0 million for the quarter ended March 31, 1999 decreased from $4.9 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.7 million decrease in depreciation and amortization expenses from 1998 levels reflects the sale of certain equipment during 1999 and 1998 and the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by the purchase of certain assets during 1999 and 1998.

     (ii)A $0.1 million decrease in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

(C)  Net Gain (Loss) on Disposition of Owned Equipment

The net loss on the disposition of owned equipment for the first quarter of 1999 totaled $0.2 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $1.1 million, for $0.9 million. The net gain on the disposition of owned equipment for the first quarter of 1998 totaled $0.1 million, and resulted from the sale of marine containers, trailers and a railcar with an aggregate net book value of $1.0 million, for $1.0 million.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):


                                                                             For the Three Months
                                                                                Ended March 31,
                                                                            1999               1998
                                                                         ------------------------------
  Aircraft                                                               $     521          $  3,919
  Mobile offshore drilling unit                                                141                65
  Marine containers                                                              0                 0
  Marine vessels                                                              (108 )            (201 )
  ===================================================================================       ==========
      Equity in net income of USPEs                                      $     554          $  3,783
  ===================================================================================       ==========


Aircraft: As of March 31, 1999, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft and an interest in two commercial aircraft on a direct finance lease. As of March 31, 1998, the Partnership owned an interest in an entity that owns a Boeing 767 commercial aircraft, an interest in two commercial aircraft on a direct finance lease, and an interest in a trust that holds two commercial aircraft. During the first quarter of 1999, lease revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million. During the same period of 1998, lease revenues of $1.6 million and the gain from the sale of an interest in the trust that held four commercial aircraft of $3.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. The decrease in lease revenues during the first quarter of 1999 was due to the sale of the Partnership's interest in a trust owning four commercial aircraft during 1998 offset, in part, by an increase in the re-lease rate received on the Partnership's investment in a USPE owning a Boeing 737-200. The decrease in depreciation expense, direct expenses, and administrative expenses was also due to the sale during 1998.

Mobile offshore drilling unit: As of March 31, 1999 and 1998, the Partnership owned an interest in an entity owning a mobile offshore drilling unit. During the first quarter of 1999, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the same period of 1998, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. The increase in mobile offshore drilling unit contribution was primarily due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of March 31, 1999, the Partnership owned an interest in an entity that owns marine containers. During the first quarter of 1999, revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. The Partnership purchased the interest in this entity during September 1998.

Marine vessels: As of March 31, 1999 and 1998, the Partnership owned an interest in entities that own three marine vessels. During the first quarter of 1999, revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.2 million. During the same period of 1998, revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.3 million. The decrease in depreciation expense, direct expenses, and administrative expenses was primarily due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the three months ended March 31, 1999 was $0.9 million, compared to a net income of $1.8 million during the same period of 1998. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 1999 is not necessarily indicative of future periods. In the first quarter of 1999, the Partnership distributed $3.3 million to the limited partners, or $0.40 per weighted-average limited partnership unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three  months  ended March 31,  1999,  the  Partnership  generated  $3.1 million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the three months ended March 31, 1999 of $3.5 million) to the partners, but also used undistributed available cash from prior periods of approximately $0.4 million.

During the three months ended March 31, 1999, the Partnership sold owned equipment for proceeds of $0.9 million.

The General Partner entered into a short-term, joint $24.5 million credit facility. As of April 30, 1999, the Partnership had borrowings of $3.7 million and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $14.8 million under the short-term joint $24.5 million credit facility. No other eligible borrower had any outstanding borrowings. The General Partner believes it will renew the credit facility upon its expiration with similar terms to those in the current credit facility.

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

(IV)  ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities", (SFAS No. 133) which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999. As of March 31, 1999, the General Partner is reviewing the effect this standard will have on the Partnership's financial statements.

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

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, principal and interest on debt, and cash distributions to the partners to acquire additional equipment during the first six years of Partnership operations which concludes December 31, 1999. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 1999, 65% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.





















                      (this space intentionally left blank)

                          PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  None.

           (b)    Reports on Form 8-K

                  None.

ursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PLM EQUIPMENT GROWTH FUND VI

                                            By: PLM Financial Services, Inc.
                                                General Partner



Date:  April 30, 1999                       By: /s/ Richard K Brock
                                                ------------------------------
                                                Richard K Brock
                                                Vice President and
                                                Corporate Controller