Form 10-Q
period 1999-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 1999-08-05
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED JUNE 30, 1999


[  ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(D) OF THE  SECURITIES
     EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


                         COMMISSION FILE NUMBER 33-40093
                             _______________________



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



       Registrant's telephone number, including area code: (415) 974-1399
                             _______________________


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)


                                                                              June 30,             December 31,
                                                                               1999                    1998
                                                                         --------------------------------------
ASSETS


Equipment held for operating lease, at cost                                $    92,822            $    90,755
Less accumulated depreciation                                                  (46,344)               (43,341)
                                                                          --------------------------------------
                                                                                46,478                 47,414
Equipment held for sale                                                          6,396                     --
  Net equipment                                                                 52,874                 47,414

Cash and cash equivalents                                                          700                  2,558
Restricted cash                                                                    833                  1,416
Accounts receivable, less allowance for doubtful accounts
    of $1,873 in 1999 and $1,930 in 1998                                         2,428                  2,321
Investments in unconsolidated special-purpose entities                          34,508                 33,414
Net investment in direct finance lease                                               2                     41
Deferred charges, net of accumulated amortization of
    $298 in 1999 and $367 in 1998                                                  399                    413
Prepaid expenses and other assets                                                   58                     93
Equipment acquisition deposit                                                       --                    667
                                                                          --------------------------------------

      Total assets                                                         $    91,802            $    88,337
                                                                          ======================================


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                      $     1,001            $     1,147
Due to affiliates                                                                  400                  2,946
Lessee deposits and reserve for repairs                                          1,351                  1,290
Note payable                                                                    30,000                 30,000
                                                                          --------------------------------------
  Total liabilities                                                             32,752                 35,383
                                                                          --------------------------------------

Partners' capital:
Limited partners (8,191,718 limited partnership units as of
    June 30, 1999 and 8,206,339 as of December 31, 1998)                        59,050                 52,954
General Partner                                                                     --                     --
                                                                          --------------------------------------
  Total partners' capital                                                       59,050                 52,954
                                                                          --------------------------------------

      Total liabilities and partners' capital                              $    91,802            $    88,337
                                                                          ======================================












                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND VI
                            (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
        (in thousands of dollars, except weighted-average unit amounts)

                                                     For the Three Months               For the Six Months
                                                        Ended June 30,                    Ended June 30,
                                                      1999           1998                1999           1998
                                                 ----------------------------------------------------------------
REVENUES

Lease revenue                                      $   4,467       $   4,096           $   8,877       $   8,560
Interest and other income                                 37             232                  88             326
Net gain (loss) on disposition of equipment               67           4,859                (124)          4,921
                                                 ------------------------------------------------------------------
    Total revenues                                     4,571           9,187               8,841          13,807
                                                 ------------------------------------------------------------------

EXPENSES

Depreciation and amortization                          2,915           3,493               5,692           6,994
Repairs and maintenance                                1,007             864               1,806           1,734
Equipment operating expense                              785             525               1,478           1,300
Insurance expense to affiliate                            --            (113)                 --            (127)
Other insurance expense                                   28              97                 221             212
Management fees to affiliate                             252             231                 486             480
Interest expense                                         551             502               1,076           1,013
General and administrative expenses
      to affiliates                                      166             218                 359             444
Other general and administrative expenses                184             258                 422             496
Provision for (recovery of) bad debts                     (7)             29                  36             156
                                                 ------------------------------------------------------------------
    Total expenses                                     5,881           6,104              11,576          12,702
                                                 ------------------------------------------------------------------

Equity in net income of unconsol-
      idated special-purpose entities                 15,307           3,787              15,861           7,569
                                                 ------------------------------------------------------------------

Net income                                         $  13,997       $   6,870           $  13,126       $   8,674
                                                 ==================================================================

PARTNERS' SHARE OF NET INCOME

Limited partners                                   $  13,824       $   6,654           $  12,780       $   8,241
General Partner                                          173             216                 346             433
                                                 ------------------------------------------------------------------

Total                                              $  13,997       $   6,870           $  13,126       $   8,674
                                                 ==================================================================

Net income per weighted-average
      limited partnership unit                     $    1.69       $    0.81           $    1.56       $    1.00
                                                 ==================================================================

Cash distributions                                 $   3,452       $   4,326           $   6,908       $   8,665
                                                 ==================================================================

Cash distributions per weighted-average
      limited partnership unit                     $    0.40       $    0.50           $    0.80       $    1.00
                                                 ==================================================================








                 See accompanying notes to financial statements.




                          PLM EQUIPMENT GROWTH FUND VI
                            ( A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             For the period from December 31, 1997 to June 30, 1999
                           (in thousands of dollars)

                                                            Limited              General
                                                           Partners              Partner                    Total
                                                        ----------------------------------------------------------


 Partners' capital as of December 31, 1997                $    67,152            $     --             $    67,152

Net income                                                        666                 779                   1,445

Repurchase of limited partnership units                          (417)                 --                    (417)

Cash distribution                                             (14,447)               (779)                (15,226)
                                                        ------------------------------------------------------------

  Partners' capital as of December 31, 1998                    52,954                  --                  52,954

Net income                                                     12,780                 346                  13,126

Repurchase of limited partnership units                          (122)                 --                    (122)

Cash distribution                                              (6,562)               (346)                 (6,908)
                                                        ------------------------------------------------------------

  Partners' capital as of June 30, 1999                   $    59,050            $     --             $    59,050
                                                        ============================================================































                 See accompanying notes to financial statements.






                          PLM EQUIPMENT GROWTH FUND VI
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                           (in thousands of dollars)

                                                                                     For the Six Months
                                                                                       Ended June 30,
                                                                                  1999           1998
                                                                               ---------------------------
OPERATING ACTIVITIES

Net income                                                                      $   13,126     $    8,674
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                      5,692          6,994
  Net (gain) loss on disposition of equipment                                          124         (4,921)
  Equity in net income from unconsolidated special-purpose entities                (15,861)        (7,569)
  Changes in operating assets and liabilities:
    Restricted cash                                                                     --             88
    Accounts receivable, net                                                          (139)           598
    Prepaid expenses and other assets                                                   35            113
    Accounts payable and accrued expenses                                             (146)          (204)
    Due to affiliates                                                                   41            (12)
    Lessee deposits and reserve for repairs                                             61            (47)
                                                                              ------------------------------

      Net cash provided by operating activities                                      2,933          3,714
                                                                              -------------------------------

INVESTING ACTIVITIES

Payments for equipment purchases and capitalized improvements                      (11,609)       (23,815)
Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                      (14,297)        (1,265)
Distributions from unconsolidated special-purpose entities                           3,700          4,950
Distributions from liquidation of unconsolidated special-purpose entities           23,360         16,679
Payments of acquisition fees to affiliate                                             (300)        (1,132)
Payments of lease negotiation fees to affiliate                                        (67)          (251)
Principal payments on direct finance lease                                              49             55
Proceeds from disposition of equipment                                               1,403          8,384
                                                                              -------------------------------
      Net cash provided by investing activities                                      2,239          3,605
                                                                              -------------------------------

FINANCING ACTIVITIES

Proceeds from short-term note payable                                                3,712             --
Payment of short-term note payable                                                  (3,712)            --
Cash distribution paid to limited partners                                          (6,562)        (8,232)
Cash distribution paid to General Partner                                             (346)          (433)
Repurchase of limited partnership units                                               (122)          (417)
                                                                              -------------------------------
      Net cash used in financing activities                                         (7,030)        (9,082)
                                                                              -------------------------------

Net decrease in cash and cash equivalents                                           (1,858)        (1,763)
Cash and cash equivalents at beginning of period                                     2,558         14,204
                                                                              -------------------------------

Cash and cash equivalents at end of period                                      $      700     $   12,441
                                                                              ===============================

SUPPLEMENTAL INFORMATION

Interest paid                                                                   $    1,076     $    1,013
                                                                              ===============================




                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

1. Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the Partnership) as of June 30, 1999 and December 31, 1998, the statements of income for the three and six months ended June 30, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to June 30, 1999, and the statements of cash flows for the six months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

2. Schedule of Partnership Phases

The Partnership is currently operating within the first six years of operation in which the General Partner intends to reinvest a portion of cash flow and net disposition proceeds in additional equipment. Beginning in the Partnership's seventh year of operations, which commences on January 1, 2000, the General Partner will stop reinvesting excess cash, if any, which, less reasonable reserves, will be distributed to the Partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2002, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment or by certain other events.

3. Repurchase of Limited Partnership Units

In 1998, the Partnership agreed to repurchase up to 23,700 limited partnership units in 1999 for an aggregate purchase price of up to a maximum of $0.2 million. During the six months ended June 30, 1999, the Partnership had repurchased 14,621 limited partnership units for $0.1 million. The General Partner may repurchase the additional units in the future.

4. Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For each of the three and six months ended June 30, 1999 and 1998, cash distributions totaled $6.9 million and $8.7 million, respectively. None of the cash distributions to the limited partners for the six months ended June 30, 1999 and 1998 were deemed to be a return of capital.

Cash distributions related to the results from the second quarter of 1999 of $2.0 million, will be paid during the third quarter of 1999.

5. Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 1999 included $0.2 million due to FSI and its affiliates for management fees and $0.2 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees and $2.8 million due to an affiliated USPE.

During the six months ended June 30, 1999, $2.6 million in engine reserves and security deposits were paid to an affiliated USPE.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

5. Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of June 30, 1999 and December 31, 1998.

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,
                                                      1999            1998                1999             1998
                                                 --------------------------------------------------------------------
Management fees                                    $      87       $     125           $     210        $     253
Data processing and administrative
   expenses                                               31              38                  68               76
Insurance expense                                         --               1                  --                2


The Partnership and USPEs paid FSI $0.5 million and $1.4 million for equipment acquisition and lease negotiation fees during the six months ended June 30, 1999 and 1998, respectively.

The Partnership did not pay $0.9 million in acquisition and lease negotiation fees on $16.6 million of owned equipment and investments in USP's purchased during 1999. The Partnership has reached certain fee limitations, per the partnership agreement, that can be paid to FSI.

6. Equipment

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                June 30,            December 31,

                                                 1999                 1998
                                           -------------------------------------


Marine vessels                                $   26,094           $    26,094
Aircraft and rotable components                   21,630                21,630
Railcars                                          17,256                18,638
Marine containers                                 15,901                11,189
Trailers                                          11,941                13,204
                                                  92,822                90,755
Less accumulated depreciation                    (46,344 )             (43,341)
                                            -------------        --------------
                                                  46,478                47,414
Equipment held for sale                            6,396                    --
    Net equipment                             $   52,874           $    47,414
                                            =============        ==============

As of June 30, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a Boeing 737-200 and 9 railcars. As of December 31, 1998, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 59 marine containers and 15 railcars. The net book value of the off-lease equipment was $2.1 million and $0.3 million as of June 30, 1999 and December 31, 1998, respectively.

The marine vessel purchased during the six months ended June 30, 1999 (see below), has been reclassified to equipment held for sale. The Partnership has received a signed offered of $7.5 million for the purchase of this marine vessel.




                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

6. Equipment (continued)

During the six months ended June 30, 1999, the Partnership completed the purchase of a marine vessel for $7.0 million, including acquisition fees of $0.3 million paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this purchase in 1998, which is included in the December 31, 1998 balance sheet as equipment acquisition deposit. During the six months ended June 30, 1999, the Partnership also purchased a portfolio of marine containers for $5.5 million of which no fees were paid to FSI.

During the six months ended June 30, 1999, the Partnership disposed of or sold marine containers, trailers, and railcars, with an aggregate net book value of $1.5 million, for $1.4 million.

During the six months ended June 30, 1998, the Partnership disposed of or sold a Boeing 737-200 commercial aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $5.0 million, for $9.9 million which includes $1.4 million of unused engine reserves.

7. Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                     June 30,       December 31,
                                                                                   1999             1998
                                                                             ---------------------------------


  62% interest in a trust owning a Boeing 737-300 Stage II
         commercial aircraft                                                      $    13,757        $       --
  53% interest in an entity owning a product tanker                                     7,039             7,678

  40% interest in a trust owning two Stage II commercial aircraft
            on direct finance lease                                                     4,249             4,435
  30% interest in an entity owning a mobile offshore drilling unit                      3,930             4,279
  25% interest in an entity owning marine containers                                    2,421             2,475
  50% interest in an entity owning a container feeder vessel                            1,364             1,421

  20% interest in an entity owning a handymax bulk carrier                              1,190             1,311

  64% interest in a trust that owned a 767-200ER Stage III
            commercial aircraft                                                           341            11,536
  50% interest in a trust that owned four 737-200A Stage II

            commercial aircraft                                                           217               279
      Net investments                                                             $    34,508        $   33,414
                                                                                 =============     =============

As of June 30, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a commercial aircraft with a net investment value of $13.8 million. As of December 31, 1998, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During the six months ended June 30, 1999, the Partnership purchased an interest in a trust owning a Boeing 737-300 Stage III commercial aircraft for $14.0 million including acquisition fees of only $0.1 million that were paid to FSI for the purchase of this investment and increased its investment in a trust owning marine containers by $0.1 million and paid no fees to FSI. The remaining interest in these trusts were purchased by an affiliated program.

During the six months ended June 30, 1999, the General Partner sold the Partnership's 64% interest in a 767-200ER Stage III commercial aircraft. The Partnership's interest in this trust was sold for proceeds of $25.6 million which includes $1.9 million of unused engine reserves for its net investment of $10.1 million.




                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

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

The following tables present a summary of the operating segments (in thousands of dollars):

                                       Marine                                      Marine
                                       Vessel    Aircraft    Railcar    Trailer   Container
For the quarter ended June 30, 1999    Leasing    Leasing    Leasing    Leasing    Leasing    All Other<F1>1   Total

REVENUES
  Lease revenue                       $   1,767  $     695  $    1,107  $     650  $     248   $      --  $   4,467
  Interest income and other                   5         --          --         --         --          32         37
  Gain (loss) on disposition of equipment    --         --         103        (94)        58          --         67
    Total revenues                        1,772        695       1,210        556        306          32      4,571

COSTS AND EXPENSES
  Operations support                      1,291         42         278        197          1          11      1,820
  Depreciation and amortization             919      1,048         418        192        331           7      2,915
  Interest expense                           --         --          --         --         --         551        551
  Management fees to affiliate               88         33          83         36         12          --        252
  General and administrative expenses        23         29          18        115          3         162        350
  Provision for (recovery of) bad debts      --        (31)          1         23         --          --         (7)
    Total costs and expenses              2,321      1,121         798        563        347         731      5,881
Equity in net income of USPEs                27     15,134          --         --         --         146     15,307
Net income (loss)                     $    (522) $  14,708  $      412  $      (7) $     (41)  $    (553) $  13,997
                                     ===============================================================================

Total assets as of June 30, 1999      $  30,085  $  26,754  $    9,492  $   4,222  $  14,320   $   6,929  $  91,802
                                     ===============================================================================



                                       Marine                                      Marine
                                       Vessel    Aircraft    Railcar    Trailer   Container
For the quarter ended June 30, 1998    Leasing    Leasing    Leasing    Leasing    Leasing    All Other<F1>1   Total


REVENUES
  Lease revenue                       $     982  $   1,086  $    1,033  $     784  $     211   $      --  $    4,096
  Interest income and other                  64         --          --          3         --         165         232
  Gain on disposition of equipment           19      4,420          15         89        316          --       4,859
    Total revenues                        1,065      5,506       1,048        876        527         165       9,187

COSTS AND EXPENSES
  Operations support                        814        110         227        200          7          15       1,373
  Depreciation and amortization             617      2,124         317        260        154          21       3,493
  Interest expense                           --         --          --         --         --         502         502
  Management fees to affiliate               49         52          73         51          6          --         231
  General and administrative expenses        18        125          16        149          1         167         476
  Provision for (recovery of) bad debts      --        (60)        (36)        21        104          --          29
    Total costs and expenses              1,498      2,351         597        681        272         705       6,104
Equity in net income (loss) of USPEs       (181)     3,925          --         --         --          43       3,787
Net income (loss)                     $    (614) $   7,080  $      451  $     195  $     255   $    (497) $    6,870
                                     ================================================================================

Total assets as of June 30, 1998      $  33,681  $  30,993  $    8,479  $   6,009  $   3,498   $  18,931  $  101,591
                                     ================================================================================



<F1> 1 Includes  interest  income  and costs not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support. Also includes aggregate net income from an investment in an entity owning a mobile offshore drilling unit.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

Operating Segments (continued)

                                       Marine                                      Marine
For the six months ended               Vessel    Aircraft    Railcar    Trailer   Container
     June 30, 1999                     Leasing    Leasing    Leasing    Leasing    Leasing    All Other<F1>1   Total



REVENUES
  Lease revenue                       $   3,096  $   1,449  $    2,298  $   1,275  $     759   $      --  $    8,877
  Interest income and other                  10         --          --          1         --          77          88
  Gain (loss) on disposition of equipment    --         (1)        (27)      (181)        85          --        (124)
    Total revenues                        3,106      1,448       2,271      1,095        844          77       8,841

Costs and expenses
  Operations support                      2,634         51         441        351          2          26       3,505
  Depreciation and amortization           1,840      2,095         744        391        607          15       5,692
  Interest expense                           --         --          --         --         --       1,076       1,076
  Management fees to affiliate              155         66         164         63         38          --         486
  General and administrative expenses        53        123          29        237          7         332         781
  Provision for bad debts                    --         --           6         30         --          --          36
    Total costs and expenses              4,682      2,335       1,384      1,072        654       1,449      11,576
Equity in net income (loss) of USPEs        (81)    15,655          --         --         (1)        288      15,861
Net income (loss)                     $  (1,657) $  14,768  $      887  $      23  $     189   $  (1,084) $   13,126
                                     ================================================================================

Total assets as of June 30, 1999      $  30,085  $  26,754  $    9,492  $   4,222  $  14,320   $   6,929  $   91,802
                                     ================================================================================



                                       Marine                                      Marine
For the six months ended               Vessel    Aircraft    Railcar    Trailer   Container
      June 30, 1998                    Leasing    Leasing    Leasing    Leasing    Leasing    All Other<F1>1   Total


REVENUES
  Lease revenue                       $   2,320  $   2,099  $    2,064  $   1,633  $     444   $      --  $    8,560
  Interest income and other                  64         19          --          7          4         232         326
  Gain on disposition of equipment           19      4,415           9         96        382          --       4,921
    Total revenues                        2,403      6,533       2,073      1,736        830         232      13,807

COSTS AND EXPENSES
  Operations support                      2,052        234         394        398          9          32       3,119
  Depreciation and amortization           1,123      4,341         632        551        330          17       6,994
  Interest expense                           --         --          --         --         --       1,013       1,013
  Management fees to affiliate              116         95         143        109         17          --         480
  General and administrative expenses        75        144          27        307          6         381         940
  Provision for (recovery of) bad debts      --         62          (3)        (7)       104          --         156
    Total costs and expenses              3,366      4,876       1,193      1,358        466       1,443      12,702
Equity in net income (loss) of USPEs       (382)     7,843          --         --         --         108       7,569
Net income (loss)                     $  (1,345) $   9,500  $      880  $     378  $     364   $  (1,103) $    8,674
                                     ================================================================================

Total assets as of June 30, 1998      $  33,681  $  30,993  $    8,479  $   6,009  $   3,498   $  18,931  $  101,591
                                     ================================================================================









<F1> 1 Includes  interest  income  and costs not  identifiable  to a  particular segment, such as general and administrative, interest expense, and certain operations support. Also includes aggregate net income from an investment in an entity owning a mobile offshore drilling unit.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

9. Debt

The General Partner has entered into a short-term, joint $24.5 million credit facility on behalf of the Partnership that is due to expire on December 14, 1999. Among the eligible borrowers, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $10.4 million under the short-term joint, $24.5 million credit facility as of June 30, 1999. No other eligible borrower had any outstanding borrowings.

The General Partner believes it will renew the credit facility upon its expiration with similar terms to those in the current credit facility.

10. Net Income Per Weighted-Average Partnership Unit

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1999 was 8,200,774 and 8,200,178, respectively. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1998 was 8,217,205 and 8,226,773, respectively.

11. Contingencies

PLM International (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action on January 22, 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds). The state court ex parte certified the action as a class action (i.e., solely upon plaintiffs' request and without the Company being given the opportunity to file an opposition). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation and suppression, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Additionally, plaintiffs allege a cause of action against PLM Securities Corp. for breach of third party beneficiary contracts in violation of the National Association of Securities Dealers rules of fair practice. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction, following which plaintiffs filed a motion to remand the action to the state court. Removal of the action automatically nullified the state court's ex parte certification of the class. In September 1997, the court denied plaintiffs' motion to remand the action to state court and dismissed without prejudice the individual claims of the California plaintiff, reasoning that he had been fraudulently joined as a plaintiff. In October 1997, defendants filed a motion to compel arbitration of plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Fund, and to stay further proceedings pending the outcome of such arbitration. Notwithstanding plaintiffs' opposition, the court granted defendants' motion in December 1997.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999

11. Contingencies (continued)

Following various unsuccessful requests that the court reverse, or otherwise certify for appeal, its order denying plaintiffs' motion to remand the case to state court and dismissing the California plaintiff's claims, plaintiffs filed with the U.S. Court of Appeals for the Eleventh Circuit a petition for a writ of mandamus seeking to reverse the court's order. The Eleventh Circuit denied plaintiffs' petition in November 1997, and further denied plaintiffs subsequent motion in the Eleventh Circuit for a rehearing on this issue. Plaintiffs also appealed the court's order granting defendants' motion to compel arbitration, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

On June 5, 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Funds. The complaint alleges the same facts and the same nine causes of action as in the Koch action, plus five additional causes of action against all of the defendants, as follows: violations of California Business and Professions Code Sections 17200, et seq. for alleged unfair and deceptive practices, constructive fraud, unjust enrichment, violations of California Corporations Code Section 1507, and a claim for treble damages under California Civil Code Section 3345.

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

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding related to the settlement of those actions (the monetary settlement), following which the parties agreed to an additional equitable settlement (the equitable settlement). The terms of the monetary settlement and the equitable settlement are contained in a Stipulation of Settlement that was filed with the court on February 12, 1999. On June 14, 1999, the parties amended the stipulation and revised certain exhibits, and requested that the court set a preliminary approval hearing on the monetary settlement and equitable settlement.

The monetary settlement provides for stipulating to a class for settlement purposes, and a settlement and release of all claims against defendants and third party brokers in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. The equitable settlement provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, be permitted to reinvest cash flow, surplus partnership funds, or retained proceeds in additional equipment into the year 2004, and will liquidate the PLM EQUIPMENT GROWTH FUND VI (A Limited Partnership) NOTES TO FINANCIAL STATEMENTS June 30, 1999

11. Contingencies (continued)

Funds' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) up to 20% in excess of the compensatory limitations set forth in the North American Securities Administrators Association, Inc. Statement of Policy by judicial amendment to the partnership agreements for Funds V, VI, and VII; (c) for a one-time repurchase of up to 10% of the outstanding units of Funds V, VI, and VII by the respective partnership at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees until such time as certain performance thresholds have, if ever, been met by the Funds. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event, if ever, that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return. Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the monetary and equitable settlements.

The preliminary approval hearing was set for and occurred on June 25, 1999. On June 29, 1999, the court entered orders, among other things, granting preliminary approval of the monetary and equitable settlements, conditionally certifying the monetary and equitable settlement classes, providing for a final fairness hearing on November 16, 1999, approving the form and content of the notices to be sent to the monetary class and the equitable class, and staying all claims, counterclaims, and crossclaims by the monetary and equitable classes against defendants pending the court's consideration of the fairness of the monetary and equitable settlements at the final fairness hearing. The monetary settlement class (the monetary class) consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The equitable settlement class (the equitable class) consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest. On June 29, 1999 the court also entered an order preliminarily approving as to form and substance the form of solicitation statement that is to be distributed to limited partners of Funds V, VI, and VII in connection with the equitable settlement, following clearance by and with such changes necessary to comply with the comments, if any, of the Securities and Exchange Commission (SEC) in its review and clearance procedures. The monetary and equitable class notices will be sent to the monetary and equitable classes, respectively, following clearance by the SEC of the solicitation statement.

The monetary settlement remains subject to certain conditions, including but not limited to notice to the monetary class for purposes of the monetary settlement and final approval of the monetary settlement by the court following a final fairness hearing. The equitable settlement remains subject to numerous conditions, including but not limited to: (a) notice to the equitable class, (b) review and clearance by the SEC, and dissemination to the members of the equitable class, of solicitation statements regarding the proposed extensions,
(c) disapproval by less than 50% of the limited partners in Funds V, VI, and VII of the proposed amendments to the limited partnership agreements, (d) judicial approval of the proposed amendments to the limited partnership agreements, and
(e) final approval of the equitable settlement by the court following a final fairness hearing. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership is involved as plaintiff or defendant in various other legal actions incident to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.






ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI's (the Partnership's) Operating Results for the Three Months Ended June 30, 1999 and 1998

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment remained relatively the same during the three months ended June 30, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          1999              1998
                                                                      ------------------------------
Railcars                                                                $    829          $    806
Aircraft, aircraft engines, and components                                   653               976
Marine vessels                                                               476               168
Trailers                                                                     453               584
Marine containers                                                            247               204


Railcars: Railcar lease revenues and direct expenses were $1.1 million and $0.3 million, respectively, for the three months ended June 30, 1999, compared to $1.0 million and $0.2 million, respectively, during the same period of 1998. The increase in railcar lease revenues was due to the purchase of a group of railcars during the fourth quarter of 1998. The increase in railcar direct expenses was due to required repairs to certain railcars in the fleet not required during the same period of 1998.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.7 million and $42,000, respectively, for the three months ended June 30, 1999, compared to $1.1 million and $0.1 million, respectively, during the same period of 1998. The decrease in aircraft contribution was due to a Boeing 737-200 that was off-lease during the second quarter of 1999 that was on-lease during the same period of 1998.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.8 million and $1.3 million, respectively, for the three months ended June 30, 1999, compared to $1.0 million and $0.8 million, respectively, during the same period of 1998. Lease revenues increased $1.0 million during the three months ended June 30, 1999 due to the purchase of two marine vessels during 1999 and 1998, this increase was partially offset by a decrease of $0.2 million due to lower lease rates earned on one of the marine vessels. Direct expenses also increased $0.5 million during the three months ended June 30, 1999 due to the purchase of two marine vessels during 1999 and 1998.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended June 30, 1999, compared to $0.8 million and $0.2 million, respectively, during the same period of 1998. During the second quarter of 1999, certain over-the-road dry trailers were in the process of transitioning to a new PLM-affiliated short-term rental facility causing lease revenues for this group of trailers to decrease during the six months ended June 30, 1999 when compared to the same period of 1998. In addition, the number of trailers owned by the Partnership declined during 1999 and 1998 due to sales and dispositions. The result of this declining fleet has also been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.2 million and $1,000, respectively, for the three months ended June 30, 1999, compared to $0.2 million and $7,000, respectively, during the same quarter of 1998. The increase in lease revenues of $35,000 during the second quarter of 1999 was due to the purchase of a portfolio of containers during the fourth quarter of 1998.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.1 million for the quarter ended June 30, 1999 decreased from $4.7 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.6 million decrease in depreciation and amortization expenses from 1998 levels reflects the sale of certain equipment during 1999 and 1998 and the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by the purchase of certain assets during 1999 and 1998.

     (ii) A $0.1 million decrease in the administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the second quarter of 1999 totaled $0.1 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.4 million, for $0.5 million. The net gain on the disposition of owned equipment for the second quarter of 1998 totaled $4.9 million and resulted from the sale of a commercial aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $4.0 million, for $8.9 million which included $1.4 million of unused engine reserves.

(D)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                           For the Three Months
                                              Ended June 30,
                                             1999              1998
                                         ------------------------------
Aircraft                                   $   15,134          $  3,925
Mobile offshore drilling unit                     146                43
Marine vessels                                    28              (181)
Marine containers                                 (1)               --
                                         ------------------------------
    Equity in net income of USPEs          $   15,307          $  3,787
                                         ==============================

Aircraft: As of June 30, 1999, the Partnership owned an interest in an entity that owns a Boeing 737-300 Stage III commercial aircraft and an interest in two commercial aircraft on a direct finance lease. As of June 30, 1998, the Partnership owned an interest in an entity that owns a Boeing 767-200 commercial aircraft and an interest in two commercial aircraft on a direct finance lease. During the second quarter of 1999, lease revenues of $0.3 million and the gain from the sale of an interest in the trust that held a Boeing 767-200 commercial aircraft of $15.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 1998, lease revenues of $1.3 million and the gain from the sale of an interest in the trust that held four commercial aircraft of $3.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. The decrease in lease revenues during the second quarter of 1999 was due to the sale of the Partnership's interest in a trust owning four commercial aircraft during 1998 and the sale of the Partnership's investment in a USPE owning a Boeing 767-200. The Partnership's purchase of an interest in a trust owning a Boeing 737-300 during 1999 did not generate any lease revenues since it was off-lease. The decrease in depreciation expense, direct expenses, and administrative expenses was also due to these sales during 1999 and 1998, offset in part, by the Partnership's purchase of an interest in a trust owning a Boeing 737-300 during 1999 that generated $0.4 million in additional depreciation expense.

Mobile offshore drilling unit: As of June 30, 1999 and 1998, the Partnership owned an interest in an entity owning a mobile offshore drilling unit. During the second quarter of 1999, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the same period of 1998, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. The increase in mobile offshore drilling unit contribution was primarily due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessels: As of June 30, 1999 and 1998, the Partnership owned an interest in entities that own three marine vessels. During the second quarter of 1999, revenues of $1.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During the same period of 1998, revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.4 million. The decrease in lease revenues of $0.2 million was due to lower lease rates earned on the marine vessels. The decrease in depreciation expense, direct expenses, and administrative expenses was primarily due to a decrease of $0.2 million in repairs and maintenance expenses and a $0.1 million decrease from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of June 30, 1999, the Partnership owned an interest in an entity that owns marine containers. During the second quarter of 1999, revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. The Partnership purchased the interest in this entity during September 1998.

(E) Net Income

As a result of the foregoing, the Partnership's net income for the three months ended June 30, 1999 was $14.0 million, compared to a net income of $6.9 million during the same period of 1998. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 1999 is not necessarily indicative of future periods. In the three months ended June 30, 1999, the Partnership distributed $3.3 million to the limited partners, or $0.40 per weighted-average limited partnership unit.

Comparison of the Partnership's Operating Results for the Six Months Ended June 30, 1999 and 1998

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment remained relatively the same during the six months ended June 30, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          1999              1998
                                                                      ------------------------------
Railcars                                                                $  1,858          $  1,670
Aircraft, aircraft engines, and components                                 1,398             1,865
Trailers                                                                     924             1,235
Marine containers                                                            757               435
Marine vessels                                                               462               268


Railcars: Railcar lease revenues and direct expenses were $2.3 million and $0.4 million, respectively, for the six months ended June 30, 1999, compared to $2.1 million and $0.4 million, respectively, for the same period of 1998. The increase in railcar lease revenues was due to the purchase of a portfolio of railcars during the fourth quarter of 1998. These railcars were on lease during the six months ended June 30, 1999.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $1.4 million and $0.1 million, respectively, for the six months ended June 30, 1999, compared to $2.1 million and $0.2 million, respectively, during the same period of 1998. The decrease in aircraft lease revenues was due to a Boeing 737-200 that was off-lease during the six months ended June 30, 1999 that was on-lease during the same period of 1998.

Trailers: Trailer lease revenues and direct expenses were $1.3 million and $0.4 million, respectively, for the six months ended June 30, 1999, compared to $1.6 million and $0.4 million, respectively, during the same period of 1998. During the second quarter of 1999, certain over-the-road dry trailers were in the process of transitioning to a new PLM-affiliated short-term rental facility specializing in this type of trailer causing lease revenues for this group of trailers to decrease during the six months ended June 30, 1999 when compared to the same period of 1998. In addition, the number of trailers owned by the Partnership declined during 1999 and 1998 due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $0.8 million and $2,000, respectively, for the six months ended June 30, 1999, compared to $0.4 million and $9,000, respectively, during the same period of 1998. The increase in marine container lease revenues was due to the purchase of a portfolio of marine containers during the fourth quarter of 1998. These marine containers were on lease during the six months ended June 30, 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $3.1 million and $2.6 million, respectively, for the six months ended June 30, 1999, compared to $2.3 million and $2.1 million, respectively, during the same period of 1998. The purchase of two marine vessels during 1998 and 1999 generated $1.7 million in additional lease revenues while the existing marine vessels saw lease revenues decrease $0.8 million due to a decline in lease rates. Direct expenses from the two marine vessels purchased during 1999 and 1998 increased these expenses $0.7 million, while the existing marine vessels saw a declined of $0.1 million in repairs and maintenance. Direct expenses also decreased $0.2 million during 1999 as the result of marine vessels sales during 1998.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $8.1 million for the six months ended June 30, 1999 decreased from $9.6 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $1.3 million decrease in depreciation and amortization expenses from 1998 levels reflects the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and the sale of certain equipment during 1999 and 1998.

     (ii) A $0.1 million decrease in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (iii) A $0.2 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net loss on the disposition of owned equipment for the six months ended June 30, 1999 totaled $0.1 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $1.5 million, for $1.4 million. The net gain on the disposition of owned equipment for the six months ended June 30, 1998 totaled $4.9 million, and resulted from the sale of a commercial aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $5.0 million, for $9.9 million which included $1.4 million of unused engine reserves.




(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                                             For the Six Months
                                                                               Ended June 30,

                                                                           1999              1998
                                                                      --------------------------------
Aircraft                                                                $   15,655          $  7,843
Mobile offshore drilling unit                                                  288               108
Marine containers                                                               (1)               --
Marine vessels                                                                 (81)             (382)
                                                                      ---------------------------------
    Equity in net income of USPEs                                       $   15,861          $  7,569
                                                                      =================================

Aircraft: As of June 30, 1999, the Partnership owned an interest in an entity that owns a Boeing 737-300 Stage III commercial aircraft and an interest in two commercial aircraft on a direct finance lease. As of June 30, 1998, the Partnership owned an interest in an entity that owned a Boeing 767-200 commercial aircraft and an interest in two commercial aircraft on a direct finance lease. During the six months ended June 30, 1999, lease revenues of $1.4 million and the gain from the sale of an interest in the trust that held a Boeing 767-200 commercial aircraft of $15.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.3 million. During the same period of 1998, lease revenues of $2.9 million and the gain from the sale of an interest in the trust that held four commercial aircraft of $6.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.9 million. The decrease in lease revenues during the six months ended June 30, 1999, was due to the sale of the Partnership's interest in a trust owning a Boeing 767-200 during 1999 and the sale of the Partnership's investment in a trust owning four commercial aircraft during 1998. The Partnership's purchase of an interest in a trust owning a Boeing 737-300 during 1999 did not generate any lease revenues since it was off-lease. The decrease in depreciation expense, direct expenses, and administrative expenses was also due to these sales during 1999 and 1998 offset in part, by the Partnership's purchase of an interest in a trust owning a Boeing 737-300 during 1999 that generated $0.4 million in additional depreciation expense.

Mobile offshore drilling unit: As of June 30, 1999 and 1998, the Partnership owned an interest in a mobile offshore drilling unit. During the six months ended June 30, 1999, revenues of $0.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 1998, revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million. The contribution from this equipment increased during 1999, when compared to the same period of 1998, due to a higher lease rate earned on this equipment which increased the contribution $0.1 million and lower depreciation and administrative expenses due to the double-declining balance method of depreciation which decreased $0.1 million. The double-declining balance method of depreciation results in greater depreciation in the first years an asset is owned.

Marine containers: As of June 30, 1999, the Partnership owned an interest in an entity that owns marine containers. During the six months ended June 30, 1999, revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. The Partnership purchased the interest in this entity during September 1998.

Marine vessels: As of June 30, 1999 and 1998, the Partnership owned an interest in entities that own three marine vessels. During the six months ended June 30, 1999, revenues of $2.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.1 million. During the same period of 1998, revenues of $2.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.7 million. The decrease in lease revenues of $0.3 million was primarily due to lower lease rates earned on the marine vessels. The decrease in depreciation expense, direct expenses, and administrative expenses was primarily due to the decrease of $0.3 million from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. Repairs and maintenance to the marine vessels also decreased $0.2 million during the six months ended June 30, 1999, due to fewer repairs required when compared to the same period of 1998

(E) Net Income

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 1999 was $13.1 million, compared to net income of $8.7 million during the same period of 1998. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the six months ended June 30, 1998 is not necessarily indicative of future periods. In the six months ended June 30, 1998, the Partnership distributed $6.6 million to the limited partners, or $0.80 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1999, the Partnership generated $6.6 million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the six months ended June 30, 1999 of $6.9 million) to the partners, but also used undistributed available cash from prior periods of $0.3 million.

During the six months ended June 30, 1999, the Partnership sold or disposed owned equipment and investments in USPEs and received aggregate proceeds of $24.8 million.

During the six months ended June 30, 1999, the Partnership completed the purchase of a marine vessel for $6.7 million and paid acquisition and lease negotiation fees of $0.4 million to PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc., for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward the purchase of the marine vessel in 1998, which is included in the December 31, 1998 balance sheet as equipment acquisition deposit. The Partnership also purchased a portfolio of marine containers for $5.5 million and paid no fees to FSI for this equipment.

The Partnership purchased an investment in a trust owning a Boeing 737 Stage III commercial aircraft for $14.0 million and paid acquisition fees of only $0.1 million to FSI for this investment The Partnership also increased its investment in a trust owning marine containers by $0.1 million and paid no fees to FSI.

The Partnership did not pay $0.9 million of acquisition and lease negotiation fees on $16.6 million of owned equipment and investments in USPE's purchased during 1999. The Partnership has reached certain fee limitations, per the partnership agreement, that can be paid to FSI.

During the six months ended June 30, 1999, due to affiliates decreased $2.5 million and was paid to an affiliated USPE. Of the $2.5 million, $1.9 million was unused engine reserves that were included in the gain on sale upon the sale of the ralated USPE aircraft and $0.6 million was security deposits which were used to pay outstanding account receivables.

Lessee deposits and reserve for repairs increased $0.1 million during the six months ended June 30, 1999 when compared to December 31, 1998. The only reserve that had any significant increase was that for marine vessel dry-docking which increased $0.1 million.

The General Partner entered into a short-term, joint $24.5 million credit facility. As of July 30, 1999, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $--.- million under the short-term joint $24.5 million credit facility. No other eligible borrower had any outstanding borrowings. The General Partner believes it will renew the credit facility upon its expiration with similar terms to those in the current credit facility.

(III) EFFECTS OF YEAR 2000

It is possible that the General Partner's currently installed computer systems, software products, and other business systems, or those of the Partnership's vendors, service providers, and customers, working either alone or in conjunction with other software or systems, may not accept input of, store, manipulate, and output dates on or after January 1, 2000 without error or interruption, a possibility commonly known as the "Year 2000" or "Y2K" problem. As the Partnership relies substantially on the General Partner's software systems, applications and control devices in operating and monitoring significant aspects of its business, any Year 2000 problem suffered by the General Partner could have a material adverse effect on the Partnership's business, financial condition and results of operations.

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of June 30, 1999, the General Partner has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems will be fully tested September by 30, 1999 and are expected to be compliant.

As of June 30, 1999, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material and the General Partner does not anticipate any additional Year 2000-compliant expenditures.

Some risks associated with the Year 2000 problem are beyond the ability of the Partnership or General Partner to control, including the extent to which third parties can address the Year 2000 problem. The General Partner is communicating with vendors, services providers, and customers in order to assess the Year 2000 readiness of such parties and the extent to which the Partnership is vulnerable to any third-party Year 2000 issues. As part of this process, vendors and service providers were ranked in terms of the relative importance of the service or product provided. All service providers and vendors who were identified as medium to high relative importance were surveyed to determine Year 2000 status. The General Partner has received satisfactory responses to Year 2000 readiness inquiries from surveyed service providers and vendors.

It is possible that certain of the Partnership's equipment lease portfolio may not be Year 2000 compliant. The General Partner has contacted equipment manufacturers of the portion of the Partnership's leased equipment portfolio identified as date sensitive to assure Year 2000 compliance or to develop remediation strategies. The Partnership does not expect that non-Year 2000 compliance of its leased equipment portfolio will have an adverse material impact on its financial statements. The General Partner has surveyed the majority of its lessees and the majority of those surveyed have responded satisfactorily to Year 2000 readiness inquiries.

There can be no assurance that the software systems of such parties will be converted or made Year 2000 compliant in a timely manner. Failure by the General Partner or such other parties to make their respective systems Year 2000 compliant could have a material adverse effect on the business, financial position, and results of operations of the Partnership. The General Partner has made and will continue an ongoing effort to recognize and evaluate potential exposure relating to third party Year 2000 noncompliance. The General Partner will implement a contingency plan if the General Partner determines that third-party noncompliance would have a material adverse effect on the Partnership's business, financial position, or results of operation.

The General Partner is currently developing a contingency plan to address the possible failure of any systems or vendors or service providers due to Year 2000 problems. For the purpose of such contingency planning, reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The General Partner is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed by September 30, 1999.

                                                      -


(IV) ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued "Accounting for Derivative Instruments and Hedging Activities", (SFAS No. 133) which standardizes the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all quarters of fiscal years beginning after June 15, 1999

FASB Statement No. 137,"Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of June 30, 1999, the General Partner is reviewing the effect SFAS No. 133 will have on the Partnership's financial statements.

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

Other factors affecting the Partnership's contribution in 1999 and beyond include:

1. The Partnership is experiencing difficulty in releasing its older aircraft.

2. The decrease in demand for available marine containers has lead to declining lease rates.

3. Depressed economic conditions in Asia have led to declining freight rates through the early part of 1999 for drybulk vessels. The market has stabilized and is expected to improve over the next 2-3 years in the absence of new additional orders.

4. Railcar loading in North America have continued to be high, however a softening in the market is expected in the second half of 1999, which may lead to lower utilization and lower contribution to the Partnership.

5. The Partnership's over-the-road dry trailers are currently in transition to new PLM-affiliated short-term rental facilities specializing in this type of trailer. The movement of these trailers to a new location will cause a temporary reduction in lease revenues.

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, principal and interest on debt, redemption of limited partnership units, and cash distributions to the partners to acquire additional equipment during the first six years of Partnership operations which concludes December 31, 1999. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 1999, 67% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.


















                      (This space intentionally left blank)





                          PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  None.

           (b)    Reports on Form 8-K

                  None.






















                      (This space intentionally left blank)













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



                                            PLM EQUIPMENT GROWTH FUND VI

                                            By:    PLM Financial Services, Inc.
                                                   General Partner



Date:  August 4, 1999                       By:    /s/ Richard K Brock
                                                   Richard K Brock
                                                   Vice President and
                                                   Corporate Controller