Form 10-Q
period 1999-09-30
PLM EQUIPMENT GROWTH FUND VI
filed 1999-11-05
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 1999


     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


                         Commission file number 0-21806
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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)

                                                                              September 30,        December 31,
                                                                                1999                  1998
                                                                             ----------------------------------
  ASSETS
  Equipment held for operating lease, at cost                                $   92,417           $   90,755
  Less accumulated depreciation                                                 (48,935)             (43,341)
                                                                             -----------------------------------
                                                                                 43,482               47,414
  Equipment held for sale                                                         6,105                   --
                                                                             -----------------------------------
    Net equipment                                                                49,587               47,414

  Cash and cash equivalents                                                         926                2,558
  Restricted cash                                                                   833                1,416
  Accounts receivable, less allowance for doubtful accounts
      of $1,915 in 1999 and $1,930 in 1998                                        2,133                2,321
  Investments in unconsolidated special-purpose entities                         32,819               33,414
  Net investment in direct finance lease                                             --                   41
  Deferred charges, net of accumulated amortization of
      $336 in 1999 and $367 in 1998                                                 361                  413
  Prepaid expenses and other assets                                                  76                   93
  Equipment acquisition deposit                                                      --                  667
                                                                             -----------------------------------

        Total assets                                                             86,735           $   88,337
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                      $      609           $    1,147
  Due to affiliates                                                                 377                2,946
  Lessee deposits and reserve for repairs                                         1,418                1,290
  Short-term note payable                                                         1,000                   --
  Note payable                                                                   30,000               30,000
                                                                             -----------------------------------
    Total liabilities                                                            33,404               35,383
                                                                             -----------------------------------

  Partners' capital:
  Limited partners (8,191,718 limited partnership units as of
      September 30, 1999 and 8,206,339 as of December 31, 1998)                  53,331               52,954
  General Partner                                                                    --                   --
                                                                             -----------------------------------
    Total partners' capital                                                      53,331               52,954
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $   86,735           $   88,337
                                                                             ===================================







                See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                      For the Three Months              For the Nine Months
                                                       Ended September 30,              Ended September 30,
                                                       1999           1998               1999           1998
                                                    ------------------------------------------------------------


  REVENUES
  Lease revenue                                     $   5,007      $   4,816            13,884       $ 13,376
  Interest and other income                                13            181               102            507
  Net gain (loss) on disposition of equipment              (3)         1,325              (127)         6,246
                                                    ------------------------------------------------------------
      Total revenues                                    5,017          6,322            13,859         20,129
                                                    ------------------------------------------------------------

  EXPENSES

  Depreciation and amortization                         3,230          3,755             8,922         10,749
  Repairs and maintenance                               1,187            906             2,993          2,641
  Equipment operating expense                             777            414             2,255          1,714
  Insurance recovery from affiliate                        --             --                --           (127)
  Other insurance expense                                  51             42               272            254
  Management fees to affiliate                            272            274               758            754
  Interest expense                                        512            503             1,588          1,515
  General and administrative expenses
        to affiliates                                     160            175               519            619
  Other general and administrative expenses               226            186               648            682
  Loss on revaluation of equipment                         --          4,276                --          4,276
  Provision for bad debts                                  42            104                78            260
                                                                                      --------------------------
                                                    ------------------------------------------------------------
      Total expenses                                    6,457         10,635            18,033         23,337
                                                    ------------------------------------------------------------

  Equity in net income (loss) of
        unconsolidated special-purpose entities          (829)          (795)           15,031          6,774
                                                    ------------------------------------------------------------

  Net income (loss)                                 $  (2,269)     $  (5,108)           10,857       $  3,566
                                                    ============================================================

  PARTNERS' SHARE OF NET INCOME (LOSS)

  Limited partners                                  $  (2,442)     $  (5,281)           10,338       $  2,960
  General Partner                                         173            173               519            606
                                                    ------------------------------------------------------------

  Total                                             $  (2,269)     $  (5,108)           10,857       $  3,566
                                                    ============================================================

  Net income (loss) per weighted-average
        limited partnership unit                    $   (0.30)     $   (0.64)             1.26       $   0.36
                                                    ============================================================

  Cash distributions                                $   3,450      $   3,106            10,358       $ 11,771
                                                    ============================================================

  Cash distributions per weighted-average
        limited partnership unit                    $    0.40      $    0.36              1.20       $   1.36
                                                    ============================================================






                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND VI
                            ( A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the period from December 31, 1997 to September 30, 1999
                            (in thousands of dollars)

                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1997              $   67,152            $    --             $   67,152

  Net income                                                      666                779                  1,445

  Purchase of limited partnership units                          (417)                --                   (417)

  Cash distribution                                           (14,447)              (779)               (15,226)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998                  52,954                 --                 52,954

  Net income                                                   10,338                519                 10,857

  Purchase of limited partnership units                          (122)                --                   (122)

  Cash distribution                                            (9,839)              (519)               (10,358)
                                                           -------------------------------------------------------

    Partners' capital as of September 30, 1999             $   53,331            $    --             $   53,331
                                                           =======================================================




                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                  1999           1998
                                                                               ----------------------------
OPERATING ACTIVITIES

Net income                                                                      $  10,857     $   3,566
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                     8,922        10,749
  Loss on revaluation of equipment                                                     --         4,276
  Net (gain) loss on disposition of equipment                                         127        (6,246)
  Equity in net income from unconsolidated special-purpose entities               (15,031)       (6,774)
  Changes in operating assets and liabilities:
    Restricted cash                                                                    --            82
    Accounts receivable, net                                                          153           750
    Prepaid expenses and other assets                                                  17           144
    Accounts payable and accrued expenses                                            (538)         (327)
    Due to affiliates                                                                  18            21
    Lessee deposits and reserve for repairs                                           128          (177)
                                                                                ---------------------------

      Net cash provided by operating activities                                 $   4,653     $   6,064
                                                                                ---------------------------

INVESTING ACTIVITIES

Payments for equipment purchases and capitalized improvements                     (11,644 )     (23,836 )
Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                     (14,297 )      (3,778 )
Distributions from unconsolidated special-purpose entities                          4,559         6,158
Distributions from liquidation of unconsolidated special-purpose entities          23,360        16,679
Payments of acquisition fees to affiliate                                            (300 )      (1,132 )
Payments of lease negotiation fees to affiliate                                       (67 )        (251 )
Principal payments on direct finance lease                                             51            74
Proceeds from disposition of equipment                                              1,533        10,259
                                                                                ---------------------------
      Net cash provided by investing activities                                     3,195         4,173
                                                                                ---------------------------

FINANCING ACTIVITIES

Proceeds from short-term note payable                                               4,712            --
Payment of short-term note payable                                                 (3,712 )          --
Proceeds from short-term note payable to affiliate                                    400            --
Payment of short-term note payable to affiliate                                      (400 )          --
Cash distribution paid to limited partners                                         (9,839 )     (11,165 )
Cash distribution paid to General Partner                                            (519 )        (606 )
Purchase of limited partnership units                                                (122 )        (417 )
                                                                                ---------------------------
      Net cash used in financing activities                                        (9,480 )     (12,188 )
                                                                                ---------------------------

Net decrease in cash and cash equivalents                                          (1,632)       (1,951)
Cash and cash equivalents at beginning of period                                    2,558        14,204
                                                                                ---------------------------

Cash and cash equivalents at end of period                                      $     926     $  12,253
                                                                                ===========================

SUPPLEMENTAL INFORMATION

Interest paid                                                                   $   1,585     $   1,515
                                                                                ===========================

                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the Partnership) as of September 30, 1999 and December 31, 1998, the statements of operations for the three and nine months ended September 30, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to September 30, 1999, and the statements of cash flows for the nine months ended September 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

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

3.   PURCHASE OF LIMITED PARTNERSHIP UNITS

In 1998, the Partnership agreed to purchase up to 23,700 limited partnership units in 1999 for an aggregate purchase price of up to a maximum of $0.2 million. During the nine months ended September 30, 1999, the Partnership had purchased 14,621 limited partnership units for $0.1 million. The General Partner may purchase the additional units in the future.

4.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 1999 and 1998, cash distributions totaled $3.5 million and $3.1 million, respectively. For the nine months ended September 30, 1999 and 1998, cash distributions totaled $10.4 million and $11.8 million, respectively. None of the cash distributions to the limited partners for the nine months ended September 30, 1999 were deemed to be a return of capital. Cash distributions to the limited partners of $8.2 million for the nine months ended September 30, 1998 were deemed to be a return of capital

Cash distributions related to the results from the third quarter of 1999 of $2.0 million, will be paid during the fourth quarter of 1999.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 1999 included $0.2 million due to FSI and its affiliates for management fees and $0.2 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees and $2.8 million due to an affiliated USPE.

During the nine months ended September 30, 1999, $2.6 million in engine reserves and security deposits were paid to an affiliated USPE. PLM EQUIPMENT GROWTH FUND VI (A Limited Partnership) NOTES TO FINANCIAL STATEMENTS September 30, 1999

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of September 30, 1999 and December 31, 1998.

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       1999           1998               1999           1998
                                                    --------------------------------------------------------------
  Management fees                                   $      59      $     113          $    270       $     365
  Data processing and administrative
     expenses                                              25             38                93             113
  Insurance expense                                        --              5                --               6

The Partnership and USPEs paid FSI $0.5 million and $1.6 million for equipment acquisition and lease negotiation fees during the nine months ended September 30, 1999 and 1998, respectively.

The Partnership did not pay $0.9 million in acquisition and lease negotiation fees on $16.6 million of owned equipment and investments in USPE's purchased during 1999. The Partnership has reached certain fee limitations, per the partnership agreement, that can be paid to FSI.

During the nine months ended September 30, 1999 the Partnership borrowed $0.4 million from the General Partner for six days. The General Partner charged the Partnership market interest rates.

6.   EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                September 30,       December 31,
                                                   1999                1998
                                               ---------------------------------

  Marine vessels                               $   26,094          $   26,094
  Aircraft and rotable components                  21,630              21,630
  Railcars                                         17,278              18,638
  Marine containers                                15,615              11,189
  Trailers                                         11,800              13,204
                                               -----------         -----------
                                                   92,417              90,755
  Less accumulated depreciation                   (48,935)            (43,341)
                                               -----------         -----------
                                                   43,482              47,414
  Equipment held for sale                           6,105                  --
                                               -----------         -----------
      Net equipment                            $   49,587          $   47,414
                                               ===========         ===========

As of September 30, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a Boeing 737-200 and 11 railcars. As of December 31, 1998, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 59 marine containers and 15 railcars. The net book value of the off-lease equipment was $2.0 million and $0.3 million as of September 30, 1999 and December 31, 1998, respectively.

            PLM EQUIPMENT GROWTH FUND VI PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

6.   EQUIPMENT (CONTINUED)

During the nine months ended September 30, 1999, the Partnership completed the purchase of a marine vessel for $7.0 million, including acquisition fees of $0.3 million paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this purchase in 1998, which is included in the December 31, 1998 balance sheet as equipment acquisition deposit. During the nine months ended September 30, 1999, the Partnership also purchased a portfolio of marine containers for $5.5 million of which no fees were paid to FSI. The Partnership has reached certain fee limitations, per the partnership agreement, that can be paid to FSI.

The marine vessel purchased during the nine months ended September 30, 1999 has been reclassified to equipment held for sale. As of September 30, 1999, the Partnership had a signed memorandum of agreement for the sale of this marine vessel for $7.8 million.

During the nine months ended September 30, 1999, the Partnership disposed of or sold marine containers, trailers, and railcars, with an aggregate net book value of $1.6 million, for $1.5 million. During the nine months ended September 30, 1998, the Partnership disposed of or sold a Boeing 737-200 commercial aircraft, an aircraft engine, marine containers, trailers, and railcars, with an aggregate net book value of $5.4 million, for $11.7 million which includes $1.4 million of unused engine reserves.

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                      September 30,     December 31,
                                                                                      1999             1998
                                                                                -----------------------------

     62% interest in a trust owning a Boeing 737-300 Stage III
               commercial aircraft                                                  $   13,169        $       --
     53% interest in an entity owning a product tanker                                   6,807             7,678
     40% interest in a trust owning two DC-9 Stage III commercial
               aircraft on direct finance lease                                          3,984             4,435
     30% interest in an entity owning a mobile offshore drilling unit                    3,759             4,279
     25% interest in an entity owning marine containers                                  2,200             2,475
     50% interest in an entity owning a container feeder vessel                          1,331             1,421
     20% interest in an entity owning a handymax bulk carrier                            1,144             1,311
     64% interest in a trust that owned a Boeing 767-200ER Stage III
               commercial aircraft                                                         239            11,536
     50% interest in a trust that owned four Boeing 737-200A Stage II
               commercial aircraft                                                         186               279
                                                                                    -----------       -----------
         Net investments                                                            $   32,819        $   33,414

                                                                                    ===========       ===========

As of September 30, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a Boeing 737-300 commercial aircraft with a net investment value of $13.2 million. As of December 31, 1998, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During the nine months ended September 30, 1999, the Partnership purchased an interest in a trust owning a Boeing 737-300 Stage III commercial aircraft for $14.0 million including acquisition fees of $0.1 million that were paid to FSI for the purchase of this investment and increased its investment in a trust owning marine containers by $0.1 million and paid no fees to FSI. The remaining interest in these trusts were purchased by an affiliated program.

During the nine months ended September 30, 1999, the General Partner sold the Partnership's 64%

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

7.   Investments in Unconsolidated Special-Purpose Entities (continued)

interest in a Boeing 767-200ER Stage III commercial aircraft. The Partnership's interest in this trust was sold for proceeds of $25.6 million which includes $1.9 million of unused engine reserves for its net investment of $10.1 million.

In September 1999, the General Partner amended the corporate-by-laws of all the Partnership's and any affiliated program's investments in USPE's that own an interest greater than 50%. The amendment to the by-laws provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership.

8.   Operating Segments

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, and marine container leasing. Each equipment leasing segment primarily engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments for the three and nine months ended September 30, 1999 and 1998 (in thousands of dollars):

                                            Marine                                    Marine
     For the Three Months Ended             Vessel   Aircraft   Railcar   Trailer    Container   All
           September 30, 1999              Leasing   Leasing    Leasing   Leasing    Leasing   Other <F1>  Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                       $  1,843  $    694   $  1,112  $    721   $    637  $     --   $  5,007
       Interest income and other                 --        --         --        (2)        --        15         13
       Gain (loss) on disposition of             --        --         (4)       (6)         7        --         (3)
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,843       694      1,108       713        644        15      5,017

     COSTS AND EXPENSES
       Operations support                     1,016       602        175       208          1        13      2,015
       Depreciation and amortization            919     1,048        361       185        709         8      3,230
       Interest expense                          --        --         --        --         --       512        512
       Management fees to affiliate              91        30         67        52         32        --        272
       General and administrative expenses       14        42         20       125          2       183        386
       Provision for (recovery of) bad           29        --         27       (14)        --        --         42
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             2,069     1,722        650       556        744       716      6,457
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (456 )    (513 )       --        --          2       138       (829)
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $   (682) $ (1,541)  $    458  $    157   $    (98) $   (563)  $ (2,269)
                                           ========================================================================

     Total assets as of September 30, 1999 $ 28,516  $ 25,401   $  9,234  $  4,356   $ 13,267  $  5,961   $ 86,735
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


                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

8.       OPERATING SEGMENTS (CONTINUED)

                                            Marine                                    Marine
     For the Three Months Ended             Vessel   Aircraft   Railcar   Trailer    Container   All
           September 30, 1998              Leasing   Leasing    Leasing   Leasing    Leasing    Other <F1> Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


    REVENUES
       Lease revenue                       $  1,807  $  1,054   $  1,015  $    804   $    136  $     --   $   4,816
       Interest income and other                 --        --         --         2         --       179         181
       Gain (loss) on disposition of             --     1,189          2        (8)       142        --       1,325
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                       1,807     2,243      1,017       798        278       179       6,322

     COSTS AND EXPENSES
       Operations support                       970        19        175       181          2        15       1,362
       Depreciation and amortization            927     2,124        318       250        129         7       3,755
       Interest expense                          --        --         --        --         --       503         503
       Management fees to affiliate              90        43         82        52          7        --         274
       General and administrative expenses       20        32         10       124          2       173         361
       Loss on revaluation                    4,093        --         --        --        183        --       4,276
       Provision for (recovery of) bad           --       120         --        (2)       (14)       --         104
     debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             6,100     2,338        585       605        309       698      10,635
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs    (1,183)      344         --        --        (19)       63        (795)
                                           -------------------------------------------------------------------------
                                           =========================================================================
     Net income (loss)                     $ (5,476) $    249   $    432  $    193   $    (50) $   (456)  $  (5,108)
                                           =========================================================================

     Total assets as of September 30, 1998 $ 26,968  $ 28,627   $  8,205  $  5,643   $  5,123  $ 18,590   $  93,156
                                           =========================================================================


                                            Marine                                    Marine
     For the Nine Months Ended              Vessel   Aircraft   Railcar   Trailer    Container All
           September 30, 1999              Leasing   Leasing    Leasing   Leasing    Leasing   Other <F1> Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  4,939  $  2,143   $  3,410  $  1,996   $  1,396  $     --   $  13,884
       Interest income and other                 10        --         --        (1)        --        93         102
       Gain (loss) on disposition of             --        (1)       (31)     (187)        92        --        (127)
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                       4,949     2,142      3,379     1,808      1,488        93      13,859

     COSTS AND EXPENSES
       Operations support                     3,651       653        616       559          3        38       5,520
       Depreciation and amortization          2,759     3,143      1,105       577      1,315        23       8,922
       Interest expense                          --        --         --        --         --     1,588       1,588
       Management fees to affiliate             245        96        232       115         70        --         758
       General and administrative expenses       67       165         50       361          8       516       1,167
       Provision for bad debts                   29        --         33        16         --        --          78
                                           -------------------------------------------------------------------------
         Total costs and expenses             6,751     4,057      2,036     1,628      1,396     2,165      18,033
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (538)   15,142         --        --          2       425      15,031
                                           -------------------------------------------------------------------------
                                           =========================================================================
     Net income (loss)                     $ (2,340) $ 13,227   $  1,343  $    180   $     94  $ (1,647)  $  10,857
                                           =========================================================================

     Total assets as of September 30, 1999 $ 28,516  $ 25,401   $  9,234  $  4,356   $ 13,267  $  5,961   $  86,735
                                           =========================================================================


<F1>Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support. Also includes aggregate net income from an investment in an entity owning a mobile offshore drilling unit.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

8.   OPERATING SEGMENTS (CONTINUED)

                                            Marine                                    Marine
     For the Nine Months Ended              Vessel   Aircraft   Railcar   Trailer    Container  All
           September 30, 1998              Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1> Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                       $  4,127  $  3,153   $  3,079  $  2,437   $    580  $     --   $  13,376
       Interest income and other                 64        19         --         9          4       411         507
       Gain on disposition of equipment          19     5,603         12        88        524        --       6,246
                                           -------------------------------------------------------------------------
         Total revenues                       4,210     8,775      3,091     2,534      1,108       411      20,129

     Costs and expenses
       Operations support                     3,022       253        569       579         11        48       4,482
       Depreciation and amortization          2,049     6,465        950       801        459        25      10,749
       Interest expense                          --        --         --        --         --     1,515       1,515
       Management fees to affiliate             206       138        225       161         24        --         754
       General and administrative expenses       95       175         37       431          8       555       1,301
       Loss on revaluation                    4,093        --         --        --        183        --       4,276
       Provision for (recovery of) bad           --       182        (18)       (8)       104        --         260
     debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             9,465     7,213      1,763     1,964        789     2,143      23,337
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs    (1,565)    8,187         --        --        (19)      171       6,774
                                           -------------------------------------------------------------------------
                                           =========================================================================
     Net income (loss)                     $ (6,820) $  9,749   $  1,328  $    570   $    300  $ (1,561)  $   3,566
                                           =========================================================================

     Total assets as of September 30, 1998 $ 26,968  $ 28,627   $  8,205  $  5,643   $  5,123  $ 18,590   $  93,156
                                           =========================================================================

     <F1> Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support. Also includes aggregate net income from an investment in an entity owning a mobile offshore drilling unit.

9.   DEBT

The General Partner has entered into a short-term, joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership that is due to expire on December 14, 1999. Among the eligible borrowers, the Partnership had borrowings of $1.0 million and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $7.6 million under the Committed Bridge Facility as of September 30, 1999. No other eligible borrower had any outstanding borrowings.

The General Partner believes it will renew the credit facility upon its expiration with similar terms to those in the current credit facility.

10.  NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1999 was 8,191,718 and 8,197,722, respectively. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1998 was 8,206,339 and 8,219,887, respectively.







                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

11.  CONTINGENCIES

PLM International Inc., (The Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). Plaintiffs, who filed the complaint on their own and on behalf of all class members similarly situated, are six individuals who invested in certain California limited partnerships for which the Company's wholly-owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the general partner, including PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds). The complaint asserts eight causes of action against all defendants, as follows: fraud and deceit, suppression, negligent misrepresentation, intentional breach of fiduciary duty, negligent breach of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory and recissory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction, and the court denied plaintiffs' motion to remand, which denial was upheld on appeal. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in certain California limited partnerships for which FSI acts as the general partner, including the Funds. The complaint (as amended in August 1997) alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and constructive fraud. The plaintiff asserts a claim for treble damages and violations of the California Securities Law of 1968.

In July 1997, defendants filed with the district court for the Northern District of California (Case No. C-97-2847 WHO) a petition (the petition) under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims and for an order staying the state court proceedings pending the outcome of the arbitration. In October 1997, the district court denied the Company's petition to compel arbitration, but in November 1997, agreed to hear the Company's motion for reconsideration of this order. The hearing on this motion has been taken off calendar and the district court has dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In May 1998, all parties to the Koch and Romei actions entered into a memorandum of understanding related to the settlement of those actions (the monetary settlement), following which the parties agreed to an additional equitable settlement (the equitable settlement). The terms of the monetary settlement and the equitable settlement are contained in a Stipulation of Settlement that was filed with the court. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.0 million. The final settlement amount will depend on the number of claims filed by authorized claimants who are members of the class, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999

11.  CONTINGENCIES (CONTINUED)

awarded by the court. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. The equitable settlement provides, among other things: (a) for the extension of the operating lives of Funds V, VI, and VII by judicial amendment to each of their partnership agreements, such that FSI, the general partner of each such partnership, be permitted to reinvest partnership funds in additional equipment into the year 2004, and will liquidate the Funds' equipment in 2006; (b) that FSI is entitled to earn front-end fees (including acquisition and lease negotiation fees) up to 20% in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (c) for a one-time purchase of up to 10% of the outstanding units of Funds V, VI, and VII by the respective partnership at 80% of such partnership's net asset value; and (d) for the deferral of a portion of FSI's management fees until such time as certain performance thresholds have, if ever, been met by the Funds. The equitable settlement also provides for payment of the equitable class attorneys' fees from partnership funds in the event, if ever, that distributions paid to investors in Funds V, VI, and VII during the extension period reach a certain internal rate of return. Defendants will continue to deny each of the claims and contentions and admit no liability in connection with the monetary and equitable settlements.

The court, among other things, preliminarily approved the monetary and equitable settlements in June 1999, and set a final fairness hearing for November 16, 1999. For settlement purposes, the monetary settlement class (the monetary class) consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The equitable settlement class (the equitable class) consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

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

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

12.  SUBSEQUENT EVENT

During October 1999, the Partnership sold a marine vessel that was held for sale as of September 30, 1999 with a net book value of $6.1 million for proceeds of $7.8 million. The Partnership used a portion of the proceeds to purchase marine containers for $4.6 million and paid no fees to FSI. The Partnership also repaid its $1.0 million borrowing under the Committed Bridge Facility.




TEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
       OF OPERATIONS

(I)   RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND VI'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                       For the Three Months
                                                        Ended September 30,
                                                       1999             1998
                                                    ----------------------------
  Railcars                                          $    937         $    840
  Marine vessels                                         827              837
  Marine containers                                      636              134
  Trailers                                               513              623
  Aircraft, aircraft engines, and components              92            1,035

Railcars: Railcar lease revenues and direct expenses were $1.1 million and $0.2 million, respectively, for the three months ended September 30, 1999, compared to $1.0 million and $0.2 million, respectively, during the same period of 1998. The increase in railcar lease revenues was due to the purchase of a group of railcars during the fourth quarter of 1998.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.8 million and $1.0 million, respectively, for the three months ended September 30, 1999 and 1998. Although lease revenues and direct expenses remained relatively the same, lease revenues declined $0.6 million on two marine vessels due to lower lease rates that were offset by lease revenues of $0.6 million earned on the additional marine vessel purchased during 1999. In addition, during the three months ended September 30, 1999, direct expenses increased $0.2 million due to the purchase of a marine vessel during 1999 and decreased $0.2 million for two other marine vessels due to lower required repairs.

Marine containers: Marine container lease revenues and direct expenses were $0.6 million and $1,000, respectively, for the three months ended September 30, 1999, compared to $0.1 million and $2,000, respectively, during the same quarter of 1998. The increase in lease revenues of $0.5 million during the third quarter of 1999 was due to the purchase of marine containers during the second quarter of 1999 and the fourth quarter of 1998.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended September 30, 1999, compared to $0.8 million and $0.2 million, respectively, during the same period of 1998. The number of trailers owned by the Partnership declined during 1999 and 1998 due to sales and dispositions. The result of this declining fleet has also been a decrease in trailer contribution.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.7 million and $0.6 million, respectively, for the three months ended September 30, 1999, compared to $1.1 million and $19,000, respectively, during the same period of 1998. The decrease in aircraft contribution was due to a Boeing 737-200 that was off-lease during the third quarter of 1999 that was on-lease during the same period of 1998. Direct expenses increased $0.6 million due to required repairs to the Boeing 737-200 that is off-lease.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.4 million for the quarter ended September 30, 1999 decreased from $9.3 million for the same period in 1998. Significant variances are explained as follows:

     (i) Loss on revaluation of marine vessels and marine containers decreased $4.3 million during the three months ended September 30, 1999 when compared to the same period of 1998. There was no revaluation of equipment required during the third quarter of 1999.

     (ii) A $1.4 million decrease in depreciation and amortization expenses from 1998 levels reflects the sale of certain equipment during 1999 and 1998 and the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by an increase of $0.9 million from the purchase of certain assets during 1999 and 1998.

     (iii) A $0.1 million decrease in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables.

(C)  Net Gain (Loss) on Disposition of Owned Equipment

The net loss on the disposition of owned equipment for the third quarter of 1999 totaled $3,000, and resulted from the sale of marine containers, trailers, and a railcar with an aggregate net book value of $0.1 million, for $0.1 million. The net gain on the disposition of owned equipment for the third quarter of 1998 totaled $1.3 million and resulted from the sale of an aircraft engine, marine containers, and trailers, with an aggregate net book value of $0.5 million, for $1.8 million.

(D) Interest and other income

Interest and other income decreased $0.2 million due to lower average cash balances available for investment when compared to the same period of 1998.

(E)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                      For the Three Months
                                                       Ended September 30,
                                                     1999               1998
                                                  ------------------------------
  Mobile offshore drilling unit                   $     138         $      63
  Marine containers                                       2               (19)
  Aircraft                                             (513)              344
  Marine vessels                                       (456)           (1,183)
                                                  ============      ============
      Equity in net loss of USPEs                 $    (829)        $    (795)
                                                  ============      ============

Mobile offshore drilling unit: As of September 30, 1999 and 1998, the Partnership owned an interest in an entity owning a mobile offshore drilling unit. During the third quarter of 1999, revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the same period of 1998, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. The increase in mobile offshore drilling unit contribution is primarily due to an increase in lease revenue of $0.1 million due to increased lease rates during 1999 and lower direct expenses of $20,000 primarily due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of September 30, 1999, the Partnership owned an interest in an entity that owns marine containers. During the third quarter of 1999, revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. During the same period of 1998, revenues of $17,000 were offset by depreciation expense, direct expenses, and administrative expenses of $36,000. The Partnership purchased the interest in this entity during September 1998. The third quarter of 1999 represents a full quarter of lease revenues offset by a full quarter of depreciation expense, direct expenses, and administrative expenses when compared to a partial quarter of lease revenues and depreciation expense, direct expenses, and administrative expenses during the same period of 1998.

Aircraft: As of September 30, 1999, the Partnership owned an interest in an entity that owns a Boeing 737-300 Stage III commercial aircraft and an interest in two commercial aircraft on a direct finance lease. As of September 30, 1998, the Partnership owned an interest in an entity that owned a Boeing 767-200 commercial aircraft and an interest in two commercial aircraft on a direct finance lease. During the third quarter of 1999, lease revenues of $0.2 million and were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. During the same period of 1998, lease revenues of $1.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. The decrease in lease revenues during the third quarter of 1999 was due to the sale of the Partnership's interest in a trust owning a Boeing 767-200. The Partnership's purchase of an interest in a trust owning a Boeing 737-300 during 1999 did not generate any lease revenues since it was off-lease. Although depreciation expense, direct expenses, and administrative expenses remained the same, the decrease in these expenses caused by the sale of the trust owning a Boeing 767-200 during 1999, was offset by the Partnership's purchase of an interest in a trust owning a Boeing 737-300 during 1999.

Marine vessels: As of September 30, 1999 and 1998, the Partnership owned an interest in entities that own three marine vessels. During the third quarter of 1999, revenues of $0.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.2 million. During the same period of 1998, revenues of $1.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.3 million and a loss on the revaluation of a marine vessel of $1.0 million. The decrease in lease revenues of $0.3 million was due to one marine vessel going off-lease during the third quarter of 1999. The decrease in depreciation expense, direct expenses, and administrative expenses was primarily due to a decrease of $0.1 million in depreciation expense resulting from the use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. Additionally, there was no loss on the revaluation of marine vessels required during the three months ended September 30, 1999.

(F)  Net Loss

As a result of the foregoing, the Partnership's net loss for the three months ended September 30, 1999 was $2.3 million, compared to a net loss of $5.1 million during the same period of 1998. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 1999 is not necessarily indicative of future periods. In the three months ended September 30, 1999, the Partnership distributed $3.3 million to the limited partners, or $0.40 per weighted-average limited partnership unit.






                      (This space intentionally left blank)



COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 1999, when compared to the same period of 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                          For the Nine Months
                                                          Ended September 30,
                                                         1999             1998
                                                      --------------------------
  Railcars                                            $  2,794        $   2,510
  Aircraft, aircraft engines, and components             1,490            2,900
  Trailers                                               1,437            1,858
  Marine containers                                      1,393              569
  Marine vessels                                         1,288            1,105

Railcars: Railcar lease revenues and direct expenses were $3.4 million and $0.6 million, respectively, for the nine months ended September 30, 1999, compared to $3.1 million and $0.6 million, respectively, for the same period of 1998. The increase in railcar lease revenues was due to the purchase of a portfolio of railcars during the fourth quarter of 1998. These railcars were on lease during the nine months ended September 30, 1999.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $2.1 million and $0.7 million, respectively, for the nine months ended September 30, 1999, compared to $3.2 million and $0.3 million, respectively, during the same period of 1998. The decrease in aircraft lease revenues was due to a Boeing 737-200 being off-lease during the nine months ended September 30, 1999 that was on-lease during the same period of 1998. Direct expenses increased $0.4 million due to required repairs to the Boeing 737-200 that is off-lease.

Trailers: Trailer lease revenues and direct expenses were $2.0 million and $0.6 million, respectively, for the nine months ended September 30, 1999, compared to $2.4 million and $0.6 million, respectively, during the same period of 1998. During the second quarter of 1999, certain over-the-road dry trailers were in the process of transitioning to a new PLM-affiliated short-term rental facility specializing in this type of trailer causing lease revenues for this group of trailers to decrease $0.1 million during the nine months ended September 30, 1999 when compared to the same period of 1998. In addition, the number of trailers owned by the Partnership declined during 1999 and 1998 due to sales and dispositions. The result of this declining fleet has been a decrease of approximately $0.3 million in trailer contribution.

Marine containers: Marine container lease revenues and direct expenses were $1.4 million and $3,000, respectively, for the nine months ended September 30, 1999, compared to $0.6 million and $11,000, respectively, during the same period of 1998. The increase in marine container lease revenues of $0.8 million was primarily due to the purchase of a portfolio of marine containers during the fourth quarter of 1998. These marine containers were on lease during the nine months ended September 30, 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $4.9 million and $3.7 million, respectively, for the nine months ended September 30, 1999, compared to $4.1 million and $3.0 million, respectively, during the same period of 1998. The purchase of two marine vessels during 1998 and 1999 generated $2.2 million in additional lease revenues while the existing marine vessels saw lease revenues decrease $1.4 million due to a decline in lease rates. Direct expenses from the two marine vessels purchased during 1999 and 1998 increased these expenses $1.1 million, while the existing marine vessels saw a declined of $0.4 million in repairs and maintenance. Direct expenses also decreased $0.1 million during 1999 as the result of marine vessels sales during 1998.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $12.5 million for the nine months ended September 30, 1999 decreased from $18.9 million for the same period in 1998. Significant variances are explained as follows:

     (i) Loss on revaluation of marine vessels and marine containers decreased $4.3 million during the nine months ended September 30, 1999 when compared to the same period of 1998. There was no revaluation of equipment required during the nine months ended September 30, 1999.

     (ii) A $1.8 million decrease in depreciation and amortization expenses from 1998 levels reflects the decrease of $2.9 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.4 million due to the sale of certain equipment during 1999 and 1998. These decreases were offset in part, by an increase of $1.4 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 1999.

     (iii) A $0.2 million decrease in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (iv) A $0.1 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

     (v) A $0.1 million increase in interest expense was due to a higher average debt balance on the short-term credit facility when compared to 1998.

(C)   Net Gain (Loss) on Disposition of Owned Equipment

The net loss on the  disposition  of owned  equipment  for the nine months ended
September 30, 1999 totaled $0.1 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $1.6 million, for $1.5 million. The net gain on the disposition of owned equipment for the nine months ended September 30, 1998 totaled $6.2 million, and resulted from the sale of a commercial aircraft, an aircraft engine, marine containers, trailers, and railcars, with an aggregate net book value of $5.4 million, for $11.7 million which included $1.4 million of unused engine reserves.

(D)  Interest and other income

Interest and other income decreased $0.4 million due to lower average cash balances available for investments when compared to the same period of 1998.

(E)  Equity in Net Income of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                        For the Nine Months
                                                        Ended September 30,
                                                      1999               1998
                                                   -----------------------------
  Aircraft                                         $  15,142         $   8,187
  Mobile offshore drilling unit                          425               171
  Marine containers                                        2               (19)
  Marine vessels                                        (538 )          (1,565)
                                                   ============      ===========
      Equity in net income of USPEs                $  15,031         $   6,774
                                                   ============      ===========

Aircraft: As of September 30, 1999, the Partnership owned an interest in an entity that owns a Boeing 737-300 Stage III commercial aircraft and an interest in two commercial aircraft on a direct finance lease. As of September 30, 1998, the Partnership owned an interest in an entity that owned a Boeing 767-200 commercial aircraft and an interest in two commercial aircraft on a direct finance lease. During the nine months ended September 30, 1999, lease revenues of $1.6 million and the gain from the sale of an interest in the trust that held a Boeing 767-200 commercial aircraft of $15.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.0 million. During the same period of 1998, lease revenues of $3.9 million and the gain from the sale of an interest in the trust that held four commercial aircraft of $6.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.6 million. The decrease in lease revenues during the nine months ended September 30, 1999, was due to the sale of the Partnership's interest in a trust owning a Boeing 767-200 during 1999 and the sale of the Partnership's investment in a trust owning four commercial aircraft during 1998. The Partnership's purchase of an interest in a trust owning a Boeing 737-300 during 1999 did not generate any lease revenues since it was off-lease. A decrease of $1.6 million in depreciation expense, direct expenses, and administrative expenses that was caused by these sales during 1999 and 1998 was offset in part, by the Partnership's purchase of an interest in a trust owning a Boeing 737-300 during 1999 that generated $1.1 million in additional depreciation expense, direct expenses, and administrative expenses.

Mobile offshore drilling unit: As of September 30, 1999 and 1998, the Partnership owned an interest in a mobile offshore drilling unit. During the nine months ended September 30, 1999, revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million. During the same period of 1998, revenues of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. The contribution from this equipment increased during 1999, when compared to the same period of 1998, due to a higher lease rate earned on this equipment which increased the contribution $0.2 million and lower depreciation and administrative expenses due to the double-declining balance method of depreciation which decreased $0.1 million. The double-declining balance method of depreciation results in greater depreciation in the first years an asset is owned.

Marine containers: As of September 30, 1999, the Partnership owned an interest in an entity that owns marine containers. During the nine months ended September 30, 1999, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. During the same period of 1998, revenues of $17,000 were offset by depreciation expense, direct expenses, and administrative expenses of $36,000. The Partnership purchased the interest in this entity during September 1998. The nine months ended September 30, 1999 represents a full nine months of lease revenues offset by a full nine months of depreciation expense, direct expenses, and administrative expenses when compared to one month of revenues and expenses during the same period of 1998.

Marine vessels: As of September 30, 1999 and 1998, the Partnership owned an interest in entities that own three marine vessels. During the nine months ended September 30, 1999, revenues of $2.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.3 million. During the same period of 1998, revenues of $3.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.0 million and a loss on the revaluation of a marine vessel of $1.0 million. The decrease in lease revenues of $0.6 million was primarily due to lower lease rates earned on the marine vessels. The decrease in depreciation expense, direct expenses, and administrative expenses was primarily due to the decrease of $0.4 million from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. Repairs and maintenance to the marine vessels also decreased $0.2 million during the nine months ended September 30, 1999, due to fewer repairs required when compared to the same period of 1998. Additionally, there was no loss on the revaluation of marine vessels required during the nine months ended September 30, 1999.

(F)  Net Income

As a result of the foregoing, the Partnership's net income for the nine months ended September 30, 1999 was $10.9 million, compared to net income of $3.6 million during the same period of 1998. The Partnership's ability to acquire, operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the nine months ended September 30, 1999 is not necessarily indicative of future periods. In the nine months ended September 30, 1999, the Partnership distributed $9.8 million to the limited partners, or $1.20 per weighted-average limited partnership unit.

II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1999, the Partnership generated $9.2 million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the nine months ended September 30, 1999 of $10.4 million) to the partners, but also used undistributed available cash from prior periods of $1.1 million.

During the nine months ended September 30, 1999, the Partnership sold or disposed of owned equipment and investments in USPEs and received aggregate proceeds of $24.9 million.

During the nine months ended September 30, 1999, the Partnership completed the purchase of a marine vessel for $6.7 million and paid acquisition and lease negotiation fees of $0.4 million to PLM Financial Services, Inc. (FSI or the General Partner), a wholly-owned subsidiary of PLM International, Inc., for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward the purchase of the marine vessel in 1998, which is included in the December 31, 1998 balance sheet as equipment acquisition deposit. The Partnership also purchased a portfolio of marine containers for $5.5 million and paid no fees to FSI for this equipment.

The Partnership purchased an investment in a trust owning a Boeing 737 Stage III commercial aircraft for $14.0 million and paid acquisition fees of $0.1 million to FSI for this investment The Partnership also increased its investment in a trust owning marine containers by $0.1 million and paid no fees to FSI.

The Partnership did not pay $0.9 million of acquisition and lease negotiation fees on $16.6 million of owned equipment and investments in USPE's purchased during 1999. The Partnership has reached certain fee limitations, per the partnership agreement, that can be paid to FSI.

During the nine months ended September 30, 1999, due to affiliates decreased $2.6 million of which $2.5 million was paid to an affiliated USPE. Of the $2.5 million returned to the USPE, $1.9 million was unused engine reserves that were included in the gain on sale upon the sale of the related USPE aircraft and $0.6 million was security deposits which were applied against outstanding account receivables.

Lessee deposits and reserve for repairs increased $0.1 million due to an increase in marine vessel dry-docking during the nine months ended September 30, 1999 when compared to December 31, 1998.

The General Partner entered into a short-term, joint $24.5 million credit facility. The Partnership borrowed $1.0 million under the short-term joint $24.5 million credit facility during the third quarter of 1999 and repaid its $1.0 million borrowing during October 1999. As of November 3, 1999, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $0.9 million under the short-term joint $24.5 million credit facility. No other eligible borrower had any outstanding borrowings. The General Partner believes it will renew the credit facility upon its expiration with similar terms to those in the current credit facility.

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

The General Partner has established a special Year 2000 oversight committee to review the impact of Year 2000 issues on its business systems in order to determine whether such systems will retain functionality after December 31, 1999. As of September 30, 1999, the General Partner has completed inventory, assessment, remediation and testing stages of its Year 2000 review of its core business information systems. Specifically, the General Partner (a) has integrated Year 2000-compliant programming code into its existing internally customized and internally developed transaction processing software systems and
(b) the General Partner's accounting and asset management software systems have been made Year 2000 compliant. In addition, numerous other software systems provided by vendors and service providers have been replaced with systems represented by the vendor or service provider to be Year 2000 functional. These systems have been tested and appear to be compliant.

As of September 30, 1999, the costs incurred and allocated to the Partnership to become Year 2000 compliant have not been material and the General Partner does not anticipate any additional Year 2000-compliant expenditures.

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

The General Partner is currently developing a contingency plan to address the possible failure of any systems, vendors, or service providers due to Year 2000 problems. For the purpose of such contingency planning, a reasonably likely worst case scenarios primarily anticipate a) an inability to access systems and data on a temporary basis resulting in possible delay in reconciliation of funds received or payment of monies owed, or b) an inability to continuously employ equipment assets due to temporary Year 2000 related failure of external infrastructure necessary to the ongoing operation of the equipment. The General Partner is evaluating whether there are additional scenarios, which have not been identified. Contingency planning will encompass strategies up to and including manual processes. The General Partner anticipates that these plans will be completed in the fourth quarter of 1999.

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

FASB Statement No. 137, "Accounting for Derivatives, Instruments, and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133," issued in June 1999, defers the effective date of Statement No. 133. Statement No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. As of September 30, 1999, the General Partner is reviewing the effect SFAS No. 133 will have on the Partnership's financial statements.

V)   OUTLOOK FOR THE FUTURE

Several factors may affect the Partnership's operating performance during the remainder of 1999 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

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

Other factors affecting the Partnership's contribution during the remainder of 1999 and beyond include:

1. The Partnership is experiencing difficulty in releasing its older aircraft.

2. A worldwide increase in available marine containers to lease has lead to declining lease rates for marine containers.

3. Depressed economic conditions in Asia have led to declining freight rates through the early part of 1999 for dry bulk marine vessels. In the absence of new additional orders, the market would be expected to stabilize and improve over the next 2-3 years.

4. The Partnership owns an anchor handling supply marine vessel that has a fixed lease rate due to expire in the year 2000. If the economic conditions remain the same, the General Partner would expect to re-lease this marine vessel at a rate much lower than the rate that is currently in place.

5. Railcar loading in North America have continued to be high, however a softening in the market is expected during the last quarter of 1999, which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

6. The Partnership's over-the-road dry trailers were in transition to new PLM-affiliated short-term rental facilities specializing in this type of trailer. The movement of these trailers to a new location caused a temporary reduction in lease revenues.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 1999, 65% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.






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



                                          PLM EQUIPMENT GROWTH FUND VI

                                          By:      PLM Financial Services, Inc.
                                                   General Partner



Date:  November 3, 1999                   By:      /s/ Richard K Brock
                                                   Richard K Brock
                                                   Vice President and
                                                   Corporate Controller