Form 10-K/A
period 1998-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 2000-01-06
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-K/A



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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K is located at page 54.

Total number of pages in this report:  55.

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

                                     TABLE 1

 Units                          Type                                  Manufacturer                       Cost
-------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:
   0.64     Trust comprised of a 767-200ER
              Stage III commercial aircraft                   Boeing                                 $     42,483<F3>3
      1     DC-9-82 Stage III commercial aircraft             McDonnell Douglas                            13,951
      1     737-200 Stage II commercial aircraft              Boeing                                        5,406
      1     Portfolio of aircraft rotables                    Various                                       2,273
   0.53     Product tanker                                    Boelwerf-Temse                               19,968<F2>2
      2     Container cargo carrier vessels                   O. C. Staalskibsvaerft A/F                   16,036
      1     Brown water vessel                                Moss Point Marine                            10,058
    422     Pressurized tank railcars                         Various                                      11,970
    203     Nonpressurized tank railcars                      Various                                       3,582
    139     Covered hopper railcars                           Various                                       3,086
    189     Over-the-road refrigerated trailers               Various                                       5,702
    345     Dry piggyback trailers                            Stoughton                                     5,304
    287     Over-the-road dry trailers                        Various                                       2,198
  3,026     Various marine containers                         Various                                       8,301
    186     Refrigerated marine containers                    Various                                       2,888
                                                                                                     -------------
                Total owned equipment held for operating leases                                      $    153,206<F1>1
                                                                                                     =============

Investments in unconsolidated special-purpose entities:

   0.40     Equipment on direct finance lease:
              Two DC-9 Stage III commercial aircraft          McDonnell Douglas                      $      4,505<F3>3
   0.50     Container cargo feeder vessel                     O. C. Staalskibsvaerft A/F                    4,004<F2>2
   0.20     Handymax dry bulk carrier marine vessel           Tsuneishi Shipbuilding Co., Ltd               3,553<F2>2
   0.30     Mobile offshore drilling unit                     AT & CH de France                             6,166<F3>3
   0.25     Marine containers                                 Various                                       2,489<F2>2
                                                                                                       ------------

                Total investments in unconsolidated special-purpose entities                         $     20,717<F1>1
                                                                                                     =============

-------------------
<F1> (1) Includes equipment and investment purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of puchase, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), or PLM Worldwide Management Services (WMS).
<F2> (2) Jointly owned:  EGF VI and an affiliated program.
<F3> (3) Jointly owned:  EGF VI and twao affiliated programs.


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











                      (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                          For the Years Ended December
        (In thousands of dollars, except weighted-average unit amounts)

                                                       1998            1997            1996           1995            1994
                                                   -----------------------------------------------------------------------------

      Operating results:
        Total revenues                             $    35,140     $    39,576     $    36,356    $    35,216     $    39,238
        Net gain on disposition of equipment             6,253          10,121           7,214            128           4,295
        Loss on revaluation of equipment                 4,276              --              --             --           1,175
        Equity in net income of unconsolidated
          special-purpose entities                       6,465           3,336           3,700             --              --
        Net income (loss)                                1,445           9,232           8,291         (1,974)         (1,680)

      At year-end:
        Total assets                               $   104,270     $   121,551     $   123,441    $   132,484     $   152,362
        Total liabilities                               38,022          39,006          41,059         39,253          35,765
        Note payable                                    30,000          30,000          31,286         30,000          30,000

      Cash distribution                            $    15,226     $    17,384     $    17,467    $    17,518     $    17,537

      Cash distribution representing
        a return of capital to the limited
        partners                                   $    13,781     $     8,152     $     9,176    $    16,642     $    16,661

      Per weighted-average limited partnership unit:

        Net income (loss)                          $      0.08     $      1.01     $      0.89    $     (0.34)   $      (0.31)

        Cash distribution                          $      1.76     $      2.00     $      2.00    $      2.00     $      2.00

        Cash distribution representing
          a return of capital                      $      1.68     $      0.99     $      1.11    $      2.00     $      2.00












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







                      (This space intentionally left blank)

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1998 and 1997

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1998, when compared to the same period of 1997. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audit financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                      For the Years
                                                    Ended December 31,
                                                  1998             1997
                                                ----------------------------
  Aircraft, aircraft engines, and components    $  7,907            7,846
  Marine vessels                                   4,640            2,705
  Rail equipment                                   3,254            3,134
  Trailers                                         2,478            2,890
  Marine containers                                  911            1,668

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $9.1 million and $1.2 million, respectively, for the year ended December 31, 1998, compared to $8.5 million and $0.7 million, respectively, during the same period of 1997. A decrease of $2.3 million in aircraft contribution was due to the sale of a Stage II commercial aircraft during 1998 and the sale of a portfolio of aircraft engines and components during the fourth quarter of 1997. The sale of this equipment was offset, in part, by an increase in aircraft contribution of $2.7 million from the purchase of an MD-82 Stage III commercial aircraft and a portfolio of aircraft rotable components during the first quarter of 1998. Additionally, the Partnership received additional lease revenues of $0.2 million due to a rate increase on the 767-200ER commercial aircraft.

Marine vessels: Marine vessel lease revenues and direct expenses were $10.7 million and $6.1 million, respectively, for the year ended December 31, 1998, compared to $10.8 million and $8.1 million, respectively, during the same period of 1997. The increase in marine vessel contribution was due to the receipt of a $0.2 million loss-of-hire insurance refund during 1998 from Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships. The decrease in marine vessel lease revenues of $4.2 million and direct expenses of $3.3 million was due to sale of the Partnership's two marine vessels during the fourth quarter of 1997. The decrease in lease revenues caused by these sales were offset in part, by the purchase of a.n additional marine vessel during the second quarter of 1998 that increased lease revenues $1.3 million and increased direct expenses $0.1 million. This marine vessel is operating under a bareboat charter in which the lessee pays a flat lease rate and also pays for certain operating expenses while on lease. Additionally, lease revenues increased $3.6 million and direct expenses increased $1.7 million due the Partnership's purchase of a marine vessel during the fourth quarter of 1997, which was on lease the full year of 1998 when campared to 1997 the marine vessel was on lease one quarter.

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

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $31.2 million for the year ended December 31, 1998 increased from $22.9 million for the same period in 1997. Significant variances are explained as follows:

     (i) A $5.6 million increase in depreciation and amortization expenses from 1997 levels reflects the purchase of certain assets during 1998. This increase was offset in part by the sale of certain equipment during 1998 and 1997 and the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii)Loss on revaluation of equipment increased $4.3 million during the year ended December 31, 1998 and resulted from the Partnership reducing the carrying value of marine containers and marine vessels to their estimated net realizable value. No revaluation of equipment was required during 1997.
     (iii) A $0.7 million increase in minority interest was due to an increase in lease revenues of $2.0 million and direct and indirect expenses of $1.4 million during 1998 when compared to the same period of 1997.

     (iv)A $0.4 million decrease in interest expense was due to a lower average debt balance on the short-term credit facility when compared to 1997.

     (v) A $0.5 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

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

(e)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                For the Years
                                              Ended December 31,
                                             1998              1997
                                        ------------------------------
  Aircraft                               $   7,841          $  3,866
  Mobile offshore drilling unit                243                 1
  Marine containers                            (20)               --
  Marine vessels                            (1,599)             (53)
                                         ----------         ---------
      Equity in net income of USPEs      $   6,465          $  3,336
                                         ==========         =========

Aircraft: As of December 31, 1998, the Partnership owned an interest in a trust that owns two commercial aircraft on a direct finance lease. As of December 31, 1997, the Partnership owned an interest in a trust that owns two commercial aircraft on a direct finance lease and an interest in a trust that held four commercial aircraft. During the year ended December 31, 1998, lease revenues of $1.8 million and the gain from the sale of an interest in the trust that held four commercial aircraft of $6.9 million, were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 1997, lease revenues of $4.5 million and the gain from the sale of an interest in the trust that held six commercial aircraft of $3.4 million, were offset by depreciation expense, direct expenses, and administrative expenses of $4.0 million. The decrease in lease revenues of $2.7 million during the year ended December 31, 1998 was due to the sale of the Partnership's interest in a trust owning four commercial aircraft during 1998 and the sale of the Partnership's interest in another trust owning six commercial aircraft during the fourth quarter of 1997. Depreciation expense, direct expenses, and administrative expenses decreased $3.2 million as a result of these sales.

Mobile offshore drilling unit: As of December 31, 1998 and 1997, the Partnership owned an interest in a mobile offshore drilling unit. During the year ended December 31, 1998, revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During the same period of 1997, revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. The contribution from this equipment increased during 1998, when compared to the same period of 1997, due to a higher lease rate of $0.1 million earned on this equipment and lower depreciation expense of $0.2 million due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of December 31, 1998, the Partnership owned an interest in an entity that owns marine containers. During 1998, revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. The Partnership purchased the interest in this entity during the third quarter of 1998.

Marine vessels: As of December 31, 1998 and 1997, the Partnership owned an interest in entities that own two marine vessels. During the year ended December 31, 1998, revenues of $1.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.1 million and a loss on the revaluation of a marine vessel of $1.0 million. During the same period of 1997, revenues of $1.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.4 million. Marine vessel revenues decreased $0.4 million during the year ended 1998 due to lower lease rates earned when compared to the same period of 1997. Depreciation expense decreased $0.2 million during the year ended 1998 due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and lower direct expenses when compared to the same period of 1997. Direct expense decreased $0.1 million during the year ended 1998 due to lower required repairs and maintenance when compared to the same period of 1997. Loss on revaluation of equipment of $1.0 million during the year ended December 31, 1998 resulted from the Partnership reducing the carrying value of its interest in an entity owning a marine vessel to its estimated net realizable value. No revaluation in the carrying value of interests in marine vessels was required during 1997.

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

                                                      For the Years
                                                    Ended December 31,
                                                 1997             1996
                                               ----------------------------
  Aircraft, aircraft engines, and components   $  7,846            8,860
  Rail equipment                                  3,134            2,774
  Trailers                                        2,890            3,148
  Marine vessels                                  2,705            3,817
  Marine containers                               1,668            2,179

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $8.5 million and $0.7 million, respectively, for the year ended December 31, 1997, compared to $9.1 million and $0.3 million, respectively, during 1996. The decrease in aircraft contribution was due to the sale of two aircraft engines during the second quarter of 1996 and the sale of the aircraft components during the fourth quarter of 1997.

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

Marine vessels: Marine vessel lease revenues and direct expenses were $10.8 million and $8.1 million, respectively, for the year ended December 31, 1997, compared to $8.9 million and $5.1 million, respectively, during 1996. A decrease in marine vessel contribution of $1.6 million was due in part to the sale of two marine vessels during the fourth quarter of 1997. The decrease in marine contribution caused by these dispositions was offset in part by an increase in marine vessel lease revenues of $3.0 million due to the purchase of three marine vessels, two during the second quarter of 1996 that were on lease for the full year of 1997, compared to being on lease for only a partial period of 1996, and one during the third quarter of 1997. Direct expenses increased $2.7 million during the year ended 1997, due due to the purchase of three marine vessels, two during the second quarter of 1996 that were on lease for the full year of 1997, compared to being on lease for only a partial period of 1996, and one during the third quarter of 1997.

(b)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $22.9 million for the year ended December 31, 1997 decreased from $24.0 million for the same period in 1996. The significant variances are explained as follows:

     (i) A $1.8 million decrease in depreciation and amortization expenses from 1996 levels reflects the sale of certain assets during 1997 and 1996 and the double-declining balance method of depreciation.

     (ii)A $0.1 million decrease in management fees was due to lower lease revenues in which the General Partner earns fees.

     (iii) A $0.3 million decrease in minority interest was due to an increase in lease revenues of $0.6 million and direct and indirect expenses of $0.9 million during 1997 when compared to the same period of 1996.

     (iv)A $0.8 million increase in administrative expenses was because of the additional professional services needed to collect outstanding receivables due from certain nonperforming lessees.

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

(e)   Equity in Net Income (Loss) of USPEs

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                 For the Years
                                              Ended December, 31,
                                            1997               1996
                                          ------------------------------
  Aircraft                                $   3,866          $  (1,579)
  Mobile offshore drilling unit                   1              5,694
  Marine vessels                               (531)              (415)
                                          ----------         -----------
      Equity in net income of USPEs       $   3,336          $   3,700
                                          ==========         ===========

Aircraft: As of December 31, 1997, the Partnership owned an interest in an interest in a trust that owns two commercial aircraft on direct finance lease, and an interest in a trust that holds four commercial aircraft. As of December 31, 1996, the Partnership owned an interest in an interest in a trust that held two commercial aircraft on direct finance lease, and an interest in a trust that held ten commercial aircraft. During the year ended December 31, 1997, lease revenues of $4.5 million and the gain from the sale of an interest in a trust that held six commercial aircraft, of $3.4 million, were offset by depreciation expense, direct expenses, and administrative expenses of $4.0 million. During the same period of 1996, lease revenues of $3.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.8 million. The increase of $1.3 million in revenues was due to the purchase of a trust that owns two commercial aircraft on direct finance lease during 1997 and the purchase of a trust that holds five commercial aircraft during the latter half of the first quarter of 1996. The decrease of $0.8 million in depreciation expense, direct expenses, and administrative expenses was primarily due to the double-declining balance method of depreciation

Mobile offshore drilling unit: As of December 31, 1997, the Partnership owned an interest in a rig that was purchased during the fourth quarter of 1996. In the third quarter of 1996, the Partnership sold its interest in another rig. During the year ended December 31, 1997, revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. During the same period of 1996, revenues of $0.8 million and the gain from the sale of the rig of $5.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million.

Marine vessels: As of December 31, 1997 and 1996, the Partnership owned an interest in entities that own two marine vessels. During the year ended December 31, 1997, revenues of $1.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.4 million. During the same period of 1996, revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.0 million. Lease revenues increased $0.3 million during 1997 due to a change in the lease contract in which to owner receives a higher lease rate however, is responsible for certain operating expenses. Direct expenses increased $0.4 million as a result of the new lease contract.

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

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to U.S.- domiciled lessees consist of aircraft, trailers and railcars. During 1998, U.S. lease revenues accounted for 29% of the total lease revenues of wholly- and partially-owned equipment, while reporting a net loss of $3.5 million compared to the total aggregate net income for the Partnership of $1.4 million. The primary reason for this relationship is that a large gain was realized from the sale of an asset in other geographic regions. In addition, the Partnership depreciates its rail equipment over a 15-year period versus 12 years for other equipment types owned and leased in other geographic regions.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consist of railcars. During 1998, Canadian lease revenues accounted for 6% of the total lease revenues of wholly- and partially-owned equipment, while net income accounted for $7.5 million of the total aggregate net income for the Partnership of $1.4 million. The primary reason for this relationship is that a large gain was realized from the sale of the commercial aircraft that were on lease in this geographic region.

The Partnership's investment in an aircraft on lease to South American-domiciled lessees during 1998 accounted for 16% of the total lease revenues of wholly- and partially-owned equipment. South American operations accounted for $0.8 million of the total aggregate net income for the Partnership.

The Partnership's owned equipment that was on lease to lessees domiciled in Asia consists of aircraft. Lease revenues in this region accounted for 4% of the total lease revenues of wholly- and partially-owned equipment and recorded a net income of $5.0 million when compared to the total aggregate net income of the Partnership of $1.4 million. The primary reason for this relationship is that a large gain was realized from the sale of assets in this geographic region.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels, a rig, and marine containers. During 1998, lease revenues from these operations accounted for 45% of the total lease revenues of wholly- and partially-owned equipment, while reporting a net loss from these operations of $6.7 million when compared to the total aggregate net income for the Partnership of $1.4 million. The primary reason for this relationship is that the Partnership recorded a loss on the revaluation of certain owned marine vessels and marine containers of $4.3 million and investments in marine vessels owned by USPEs of $1.0 million.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) Transactions with Management and Others

           During 1998, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $1.5 million; equipment acquisition fees, $1.5 million; lease negotiation fees, $0.3 million, and administrative and data processing services performed on behalf of the Partnership, $1.0 million. The Partnership received a loss-of-hire insurance refund from Transportation Equipment Indemnity Company Ltd. (TEI), a wholly-owned, Bermuda-based subsidiary of PLM International, of $0.2 million due to lower claims from the insured Partnership and other insured affiliated programs for insurance coverages during previous years.

           During 1998, the USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.2 million; administrative and data processing services, $0.1 million; equipment acquisition fees, $0.1 million, and lease negotiation fees, $12,000. The USPEs also paid TEI $7,000 for insurance coverages during 1998 and received a loss-of-hire insurance refund of $9,000.









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


Dated: January 5, 2000                 PLM EQUIPMENT GROWTH FUND VI
                                       PARTNERSHIP

                                       By: PLM Financial Services, Inc.
                                           General Partner


                                       By: /s/ Douglas P. Goodrich
                                           ------------------------
                                           Douglas P. Goodrich
                                           President and Director


                                       By: /s/ Richard K Brock
                                           -----------------------
                                           Richard K Brock
                                           Vice President and
                                           Corporate Controller


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                        Capacity                          Date



*_______________________
Robert N. Tidball           Director, FSI                     January 5, 2000



*_______________________
Douglas P. Goodrich         Director, FSI                     January 5, 2000



*_______________________
Stephen M. Bess             Director, FSI                     January 5, 2000


*Susan Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
-------------------
Susan C. Santo
Attorney-in-Fact

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





/s/ KPMG LLP
----------------------------------
SAN FRANCISCO, CALIFORNIA
March 12, 1999, except as to note 12,
  which is as of December 22, 1999.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS
                                  DECEMBER 31,
                 (in thousands of dollars, except unit amounts)



                                                                                       1998                 1997
                                                                                  -----------------------------------
  ASSETS

  Equipment held for operating leases, at cost                                    $    153,206         $    134,048
  Less accumulated depreciation                                                        (73,704)             (57,840)
                                                                                  -----------------------------------
    Net equipment                                                                       79,502               76,208

  Cash and cash equivalents                                                              2,558               14,204
  Restricted cash                                                                        1,416                  792
  Accounts receivable, less allowance for doubtful accounts of
      $1,930 in 1998 and $2,524 in 1997                                                  5,186                4,119
  Investments in unconsolidated special-purpose entities                                14,200               24,061
  Net investment in direct finance lease                                                    41                  153
  Lease negotiation fees to affiliate, less accumulated
      amortization of $302 in 1998 and $113 in 1997                                        369                  227
  Debt issuance costs, less accumulated amortization
      of $76 in 1998 and $61 in 1997                                                        76                   91
  Debt placement fees to affiliate, less accumulated
      amortization of $74 in 1998 and $59 in 1997                                           74                   89
  Prepaid expenses and other assets                                                        181                  272
  Equipment acquisition deposits                                                           667                1,335
                                                                                  -----------------------------------

        Total assets                                                              $    104,270         $    121,551
                                                                                  ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities
  Accounts payable and accrued expenses                                           $      1,302         $      1,302
  Due to affiliates                                                                        444                  874
  Lessee deposits and reserve for repairs                                                6,276                6,830
  Note payable                                                                          30,000               30,000
                                                                                  -----------------------------------
    Total liabilities                                                                   38,022               39,006
                                                                                  -----------------------------------

  Minority interests                                                                    13,294               15,393

  Partners' capital
  Limited partners (limited partnership units of 8,206,339 and
        8,247,264 as of December 31, 1998 and 1997, respectively)                       52,954               67,152
  General Partner                                                                           --                   --
                                                                                  -----------------------------------
    Total partners' capital                                                             52,954               67,152
                                                                                  -----------------------------------

        Total liabilities and partners' capital                                   $    104,270         $    121,551
                                                                                  ===================================









                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
        (In thousands of dollars, except weighted-average unit amounts)



                                                                     1998             1997             1996
                                                                ------------------------------------------------
  REVENUES

  Lease revenue                                                 $     28,122      $    28,943      $   28,512
  Interest and other income                                              765              512             630
  Net gain on disposition of equipment                                 6,253           10,121           7,214
                                                                ------------------------------------------------
    Total revenues                                                    35,140           39,576          36,356
                                                                ------------------------------------------------

  Expenses

  Depreciation and amortization                                       21,085           15,521          17,350
  Repairs and maintenance                                              5,114            5,035           3,111
  Equipment operating expenses                                         3,507            4,077           3,775
  Insurance expense to affiliate                                        (231)             250             186
  Other insurance expenses                                               605            1,388             709
  Management fees to affiliate                                         1,538            1,555           1,637
  Interest expense                                                     2,061            2,434           2,339
  General and administrative expenses
      to affiliates                                                    1,007              925             953
  Other general and administrative expenses                            1,046            1,646             848
  Loss on revaluation of equipment                                     4,276               --              --
  Provision for (recovery of) bad debts                                  (75)           1,273           1,016
  Minority interests                                                     227             (424)           (159)
                                                                ------------------------------------------------
      Total expenses                                                  40,160           33,680          31,765
                                                                ------------------------------------------------

  Equity in net income of unconsolidated
      special-purpose entities                                         6,465            3,336           3,700
  --------------------------------------------------------------------------------------------------------------
        Net income                                              $      1,445      $     9,232      $    8,291
                                                                ================================================

  Partners' share of net income

  Limited partners                                              $        666      $     8,363      $    7,418
  General Partner                                                        779              869             873
                                                                ------------------------------------------------

  Total                                                         $      1,445      $     9,232      $    8,291
                                                                ================================================

  Net income per weighted-average limited
      partnership unit                                          $       0.08      $      1.01      $     0.89
                                                                ================================================

  Cash distribution                                             $     15,226      $    17,384      $   17,467
                                                                ================================================

  Cash distribution per weighted-average
      limited partnership unit                                  $       1.76      $      2.00      $     2.00

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



                                                          Limited             General
                                                          Partners            Partner            Total
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1995          $     85,430        $        --        $     85,430

  Net income                                                  7,418                873               8,291

  Repurchase of limited partnership units                      (464)               --                 (464)

  Cash distribution                                         (16,594)              (873)            (17,467)
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1996                75,790                 --             75,790

  Net income                                                  8,363                869              9,232

  Repurchase of limited partnership units                      (486)               --                (486)

  Cash distribution                                         (16,515)              (869)           (17,384)
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1997                67,152                 --             67,152

  Net income                                                    666                779              1,445

  Repurchase of limited partnership units                      (417)               --                (417)

  Cash distribution                                         (14,447)              (779)           (15,226)
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1998          $     52,954        $        --        $    52,954
                                                       =====================================================





















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)

                                                                                   1998          1997           1996
                                                                                -----------------------------------------
 OPERATING ACTIVITIES
 Net income                                                                     $   1,445     $   9,232      $   8,291
 Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                   21,085        15,521         17,350
   Loss on revaluation of equipment                                                 4,276            --             --
   Net gain on disposition of equipment                                            (6,253)      (10,121)        (7,214)
   Equity in net income from unconsolidated special-purpose entities               (6,465)       (3,336)        (3,700)
   Changes in operating assets and liabilities:
     Restricted cash                                                                 (624)          494             13
     Accounts receivable, net                                                      (1,316)          500           (953)
     Prepaid expenses and other assets                                                 91           (20)           (25)
     Accounts payable and accrued expenses                                            283           (34)           200
     Due to affiliates                                                               (430)       (1,325)           240
     Lessee deposits and reserve for repairs                                          863         1,084          1,019
     Minority interests                                                            (2,099)        8,800         (1,208)
                                                                                -----------------------------------------
       Net cash provided by operating activities                                   10,856        20,795         14,013
                                                                                -----------------------------------------

 Investing activities
 Payments for purchase of equipment and capitalized repairs                       (31,739)      (19,128)       (13,927)
 Investments in and equipment purchased and placed in
    unconsolidated special-purpose entities                                        (3,778)           --        (26,287)
 Distribution from unconsolidated special-purpose entities                          3,425         4,204          4,993
 Distribution from liquidation of unconsolidated special-purpose
     entities                                                                      16,679         1,736         11,677
 Payments of acquisition fees to affiliate                                         (1,485)         (857)          (675)
 Payments for equipment acquisition deposits                                         (667)       (1,335)            --
 Principal payments received on direct finance lease                                  102           101             41
 Payments of lease negotiation fees to affiliate                                     (330)         (190)          (152)
 Proceeds from disposition of equipment                                            10,936        25,017         27,379
                                                                                -----------------------------------------
       Net cash (used in) provided by investing activities                         (6,859)        9,548          3,050
                                                                                -----------------------------------------

 Financing activities
 Proceeds from short-term note payable                                                 --        10,551         12,506
 Payments of short-term note payable                                                   --       (11,837)       (11,220)
 Proceeds from short-term loan from affiliate                                          --        10,001             --
 Payment of short-term loan to affiliate                                               --       (10,001)            --
 Cash distribution paid to limited partners                                       (14,447)      (16,515)       (16,594)
 Cash distribution paid to General Partner                                           (779)         (869)          (873)
 Repurchase of limited partnership units                                             (417)         (486)          (464)
                                                                                -----------------------------------------
       Net cash used in financing activities                                      (15,643)      (19,156)       (16,645)
                                                                                -----------------------------------------

 Net (decrease) increase in cash and cash equivalents                             (11,646)       11,186            418
 Cash and cash equivalents at beginning of year                                    14,204         3,018          2,600
                                                                                ----------------------------------------
 Cash and cash equivalents at end of year                                       $   2,558     $  14,204      $   3,018
                                                                                =========================================

 Supplemental information
 Interest paid                                                                  $   2,018     $   2,297      $   2,513
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

     INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. Where the Partnership owns greater than 50% of the assets within the USPE, the assets and liabilities are consolidated. Where the Partnership owns less than 50% of the assets within the USPE, the interests are accounted for using the equity method.

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

     REPAIRS AND MAINTENANCE (CONTINUED)

     not covered by the lessee, they are generally charged against operations as incurred. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee. Estimated costs associated with marine vessel dry docking are accrued and charged to income ratably over the period prior to such dry-docking. The reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

     An officer of PLM Securities Corp., a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, and (c) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. Partnership management fees payable were $0.2 and $0.3 million as of December 31, 1998 and 1997, respectively. The Partnership's proportional share of USPE management fees of $27,000 and $37,000 was payable as of December 31, 1998, and 1997, respectively. The Partnership's proportional share of USPE management fee expense was $0.2 million, during 1998, 1997, and 1996. The Partnership reimbursed FSI $1.0 million, $0.9 million, and $1.0 million in 1998, 1997, and 1996, respectively, for data processing and administrative expenses directly attributable to the Partnership. The Partnership's proportional share of USPE data processing and administrative expenses reimbursed to FSI was $0.1 million during 1998, 1997 and 1996.

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

     The Partnership and USPEs paid or accrued equipment acquisition and lease negotiation fees of $1.9 million, $1.1 million, and $1.2 million during 1998, 1997, and 1996, respectively, to FSI, TEC and WMS.

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

     The balance due to affiliates as of December 31, 1998 includes $0.2 million due to FSI and its affiliates for management fees and $0.2 million due to a USPE. The balance due to affiliates as of December 31, 1997 included $0.3 million due to FSI and its affiliates for management fees and $0.2 million due to a USPE.

3.   Equipment

     The components of owned equipment as of December 31, are as follows (in thousands of dollars):

          Equipment Held for Operating Leases                1998                1997
  -----------------------------------------------------  --------------------------------
  Marine vessels                                         $    46,062         $    36,003
  Aircraft, aircraft engines and components                   64,113              54,402
  Rail equipment                                              18,638              15,657
  Trailers                                                    13,204              16,203
  Marine containers                                           11,189              11,783
                                                         ---------------------------------
                                                             153,206             134,048
  Less accumulated depreciation                              (73,704)            (57,840)
                                                         --------------------------------
      Net equipment                                      $    79,502         $    76,208
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

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

     The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities as of December 31 (in thousands of dollars):

                                                                                     1998             1997

                                                                                ------------------------------
     40% interest in a trust owning two commercial Stage III aircraft
               on direct finance lease                                               4,435             4,581
     30% interest in an entity owning a mobile offshore drilling unit                4,279             5,050
     25% interest in an entity owning marine containers                              2,475                --
     50% interest in an entity owning a container feeder vessel                      1,421             2,812
     20% interest in an entity owning a handymax dry bulk carrier                    1,311             1,513
     50% interest in a trust that owned four Stage II commercial aircraft              279             6,614
     17% interest in a trust that owned a Stage II commercial aircraft                  --             3,491
     --------------------------------------------------------------------------------------       -----------
         Net investments                                                         $  14,200        $   24,061
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

     The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the year ended December 31 (in thousands of dollars):


                            1998                          1997                       1996

                      Total        Net Interest    Total         Net Interest    Total      Net Interest
                      USPEs            of          USPEs            of           USPEs          of
                                   Partnership                   Partnership                Partnership
                      ---------------------------   ---------------------------   -------------------------
Net Investments       $  34,801      $  14,200      $  57,616      $  24,061      $  74,107    $  26,764
Lease revenues           12,215          3,782         20,317          6,522         19,237        7,644
Net income               22,183          6,465          6,773          3,336          6,389        3,700


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




                      (This space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

5.   OPERATING SEGMENTS (CONTINUED)

     The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing   All Other<F1>1 Total
    -------------------------------------  --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  9,098  $    923   $ 10,695  $  3,295   $  4,111  $     --   $  28,122
       Interest income and other                 20        89         65        10         20       561         765
       Gain (loss) on disposition of          5,594       582         19        51         12        (5)      6,253
        equipment
                                           ------------------------------------------------------------------------
         Total revenues                      14,712     1,594     10,779     3,356      4,143       556      35,140

     COSTS AND EXPENSES
       Operations support                     1,191        13      6,055       817        857        62       8,995
       Depreciation and amortization         11,938       712      6,090     1,040      1,273        32      21,085
       Interest expense                          43        --         --        --         --     2,018       2,061
       Management fee to affiliate              453        46        535       216        288        --       1,538
       General and administrative expenses      420        30        209       604         67       723       2,053
       Loss on revaluation of equipment          --       183      4,093        --         --        --       4,276
       Provision for (recovery of) bad          (83)       --         --        22        (14)       --         (75)
        debts
       Minority interests                       469        --       (242)       --         --        --         227
                                           ------------------------------------------------------------------------
         Total costs and expenses            14,431       984     16,740     2,699      2,471     2,835      40,160
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     7,841       (20)    (1,599)       --         --       243       6,465
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  8,122  $    590   $ (7,560) $    657   $  1,672  $ (2,036)  $   1,445
                                           ========================================================================
     Total assets as of December 31, 1998  $ 34,704  $  9,267   $ 32,957  $  4,824   $ 10,913  $ 11,605   $ 104,270
                                           ========================================================================

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar
     For the Year Ended December 31, 1997  Leasing   Leasing    Leasing   Leasing    Leasing   All Other<F2>2 Total
    ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  8,526  $  1,681   $ 10,841  $  3,760   $  4,135  $     --   $  28,943
       Interest income and other                 --        36        277        47         --       152         512
       Gain (loss) on disposition of          1,972        55      8,265      (171)        --        --      10,121
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                      10,498     1,772     19,383     3,636      4,135       152      39,576

     Costs and expenses
       Operations support                       680        12      8,136       870      1,001        52      10,751
       Depreciation and amortization          5,624     1,147      5,746     1,522      1,452        30      15,521
       Interest expense                         137        --         --        --         --     2,297       2,434
       Management fees to affiliate             393        90        551       236        285        --       1,555
       General and administrative expenses      917         6        187       575         66       819       2,570
       Provision for (recovery of) bad        1,188      (111)        --       153         43        --       1,273
     debts
       Minority interests                       110        --       (534)       --         --        --        (424)
                                           -------------------------------------------------------------------------
         Total costs and expenses             9,049     1,144     14,086     3,356      2,847     3,198      33,680
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     3,866        --       (531)       --         --         1       3,336
                                           -------------------------------------------------------------------------
     Net income (loss)                     $  5,315  $    628   $  4,766  $    280   $  1,288  $ (3,045 ) $   9,232
                                           =========================================================================


     Total assets as of December 31, 1997  $ 41,755  $  4,393   $ 35,420  $  7,098   $  9,129  $ 23,756   $ 121,551
                                           =========================================================================

-------------------------

<F1> 1 Includes  interest  income  and  costs  not identifiable to a  particular segment, such as general and administrative, interest expense, and certain operations support expenses. Also includes income from an investment in an entity owning a mobile offshore drilling unit.
<F2> 2 Includes  interest  income  and  costs  not identifiable to a  particular segment, such as general and administrative, interest expense, and certain operations support expenses.


                                           PLM EQUIPMENT GROWTH FUND VI
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                 December 31, 1998

5.   Operating Segments (continued)

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar
     For the Year Ended December 31, 1996  Leasing   Leasing    Leasing   Leasing    Leasing   All Other<F3>3 Total
     ------------------------------------- --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  9,135  $  2,191   $  8,915  $  4,198   $  4,073  $     --   $  28,512
       Interest income and other                 --        --         67        19         --       544         630
       Gain on disposition of equipment         591       136      6,267       180         40        --       7,214
                                           -------------------------------------------------------------------------
         Total revenues                       9,726     2,327     15,249     4,397      4,113       544      36,356

     Costs and expenses
       Operations support                       275        12      5,098     1,050      1,299        47       7,781
       Depreciation and amortization          7,516     1,504      4,718     1,975      1,678       (41)     17,350
       Interest expense                          --        --         --        --         --     2,339       2,339
       Management fees to affiliate             454        89        524       264        306        --       1,637
       General and administrative expenses      126         7         84       652         39       893       1,801
       Provision for (recovery of) bad          628       416         --        30        (59)        1       1,016
     debts
       Minority interests                      (159)       --         --        --         --        --        (159)
                                           -------------------------------------------------------------------------
         Total costs and expenses             8,840     2,028     10,424     3,971      3,263     3,239      31,765
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs    (1,579)       --       (415)       --         --     5,694       3,700
                                           -------------------------------------------------------------------------
     Net income (loss)                     $   (693) $    299   $  4,410  $    426   $    850  $  2,999   $   8,291
                                           =========================================================================

     Total assets as of December 31, 1996  $ 50,594  $  7,370   $ 30,858  $  9,486   $ 10,537  $ 14,596   $ 123,441
                                           =========================================================================

-------------------------

<F3> 3 Includes  interest  income  and  costs  not identifiable to a  particular segment, such as general and administrative, interest expense, and certain operations support expenses. Also includes the gain from the sale of an interest in an entity owning a mobile offshore drilling unit.

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

     The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs grouped by domiciles of the lessees as of and for the years ended December 31 (in thousands of dollars):


                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------
                 Region                 1998         1997        1996           1998         1997        1996
       ----------------------------  -------------------------------------   -------------------------------------

       United States                  $   9,126   $    7,132  $    7,522        $    --   $       --  $       --
       Canada                               988          764         748            986        3,619       3,179
       South America                      5,130        4,920       4,920             --           --          --
       Asia                               1,260        2,658       3,207             --           --         693
       Europe                                --          948       1,009             --           --          --
       Rest of the world                 11,618       12,521      11,106          2,796        2,903       1,707
                                      -------------------------------------   -------------------------------------
           Lease revenues             $  28,122   $   28,943  $   28,512          3,782   $    6,522  $    5,579
                                      =====================================   =====================================

                                           PLM EQUIPMENT GROWTH FUND VI
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                   December 31, 1998

6.       Geographic Information (continued)

     The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------
                 Region                    1998         1997        1996           1998         1997        1996
       ----------------------------  -------------------------------------   -------------------------------------

       United States                  $  (3,494)  $    1,219  $    1,129      $      --   $       --   $       --
       Canada                               324          461         195          7,191        3,159       (1,576)
       South America                        801          224        (274)            --           --           --
       Mexico                                --           --          --            651          707           (3)
       Asia                               4,980       (1,219)        887             --           --        5,723
       Europe                                --        2,370         294             --           --           --
       Rest of the world                 (5,354)       5,900       5,401         (1,377)        (530)        (444)
                                      -------------------------------------   -------------------------------------
          Regional income (loss)         (2,743)       8,955       7,632          6,465        3,336        3,700
       Administrative and other          (2,277)      (3,059)     (3,041)            --           --           --
                                      =====================================   =====================================
          Net income (loss)           $  (5,020)  $    5,896  $    4,591      $   6,465   $    3,336   $    3,700
                                      =====================================   =====================================


     The net book value of these assets as of December 31 are as follows (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                      -------------------------------------  -------------------------------------
                 Region                     1998        1997        1996           1998         1997         1996
       ----------------------------  -------------------------------------   -------------------------------------

       United States                  $   22,048  $   14,250  $   17,964      $      --   $    3,491   $       --
       Canada                              1,889       1,978       2,059            279        6,614       10,993
       South America                      16,834      20,202      24,245             --           --           --
       Mexico                                 --          --          --          4,435        4,581        4,429
       Asia                                2,084       5,552       6,663             --           --           --
       Europe                                 --          --       3,141             --           --           --
       Rest of the world                  36,647      34,226      33,180          9,486        9,375       11,244
                                     -------------------------------------   -------------------------------------
           Net book value             $   79,502  $   76,208  $   87,252      $  14,200   $   24,061   $   26,666
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

     The components of the net investment in the direct finance lease as of December 31, are as follows (in thousands in dollars):

                                             1998          1997
                                           ---------     ---------
  Total minimum lease payments             $     42      $    163
  Less unearned income                           (1)          (10)
                                           =========     =========
                                           $     41      $    153
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

12.  RESTATEMENT

     The financial statements have been restated to reflect the consolidation of the Partnership's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the years ending December 31, 1998, 1997, and 1996.






                      (This space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 1998

12.  RESTATEMENT (CONTINUED)

     As a result of the consolidation, total assets, total liabilities, and minority interests changed as of December 31, 1998 and 1997 as follows:

                                      1998                          1997
                           As reported     Amended      As reported    Amended

                          ---------------------------   -----------------------
     Total assets         $ 88,337        $102,815      $103,961       $120,245
     Total liabilities      35,383          38,022        36,809         39,006
     Minority interests         --          11,839            --         14,087

     Additionally, as a result of the consolidation, total revenues, total expenses, and equity in net income of USPEs changed for the years ended December 31, 1998, 1997, and 1996 as follows:

                                           1998                          1997                       1996
                                 As reported   Amended      As reported      Amended      As reported    Amended
                              ---------------------------   ---------------------------   -------------------------
     Total revenues           $  24,545      $  35,140      $  32,723      $  39,576      $  31,436    $  36,356
     Total expenses              30,098         40,160         26,875         33,680         26,571       31,765
     Equity in net income
     of USPEs                     6,998          6,465          3,384          3,336          3,426        3,700
     Net income               $   1,445       $  1,445      $   9,232      $   9,232      $   8,291    $   8,291


     The consolidation of the Partnership's majority interests in USPE's did not change partners' capital or net income as of and for the years ending December 31, 1998, 1997, and 1996.

13.  SUBSEQUENT EVENT

     During February 1999, the Partnership borrowed $3.7 million under the Committed Bridge Facility.


















                      (This space intentionally left blank)

                                INDEX OF EXHIBITS


  Exhibit                                                            Page

    4.      Limited Partnership Agreement of Partnership.              *

   10. 1    Management Agreement between Partnership and
            PLM Investment Management, Inc.                            *

   10. 2    Note Agreement, dated as of August 1, 1993, regarding
            $30.0 million in 6.7% senior notes due November 17, 2003.  *

   10. 3 Fourth Amended and Restated Warehousing Credit Agreement, dated as of December 15, 1998, with First Union National
            Bank of North Carolina.                                    *

   24.      Powers of Attorney.                                        *


--------

* Incorporated by reference. See page 31 of this report.