Form 10-Q/A
period 1999-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 2000-01-26
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                   FORM 10-Q/A




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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)

                                                                                 March 31,         December 31,
                                                                                1999                  1998
                                                                             ----------------------------------

  ASSETS

  Equipment held for operating lease, at cost                                $  157,748           $  153,206
  Less accumulated depreciation                                                 (76,463)             (73,704)
                                                                             -----------------------------------
    Net equipment                                                                81,285               79,502

  Cash and cash equivalents                                                         498                2,558
  Restricted cash                                                                 1,550                1,416
  Accounts receivable, less allowance for doubtful accounts
      of $1,893 in 1999 and $1,930 in 1998                                        5,609                5,186
  Investments in unconsolidated special-purpose entities                         13,717               14,200
  Net investment in direct finance lease                                             12                   41
  Deferred charges, net of accumulated amortization of
      $361 in 1999 and $452 in 1998                                                 527                  519
  Prepaid expenses and other assets                                                 138                  181
  Equipment acquisition deposit                                                      --                  667
                                                                             -----------------------------------

        Total assets                                                         $  103,336           $  104,270
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                      $    1,408           $    1,302
  Due to affiliates                                                                 509                  444
  Lessee deposits and reserve for repairs                                         6,427                6,276
  Short-term note payable                                                         3,712                   --
  Note payable                                                                   30,000               30,000
                                                                             -----------------------------------
    Total liabilities                                                            42,056               38,022
                                                                             -----------------------------------

  Minority interests                                                             12,670               13,294

  Partners' capital:
  Limited partners (8,204,581 limited partnership units as of
      March 31, 1999 and 8,206,339 as of December 31, 1998)                      48,610               52,954
  General Partner                                                                    --                   --
                                                                             -----------------------------------
    Total partners' capital                                                      48,610               52,954
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $  103,336           $  104,270
                                                                             ===================================







                 See accompanying notes to financial statements.


                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    1999              1998
                                                                                --------------------------------
  REVENUES

  Lease revenue                                                                 $     7,169       $     7,044
  Interest and other income                                                              53                94
  Net gain (loss) on disposition of equipment                                          (191)               62
                                                                                --------------------------------
    Total revenues                                                                    7,031             7,200
                                                                                --------------------------------

  EXPENSES

  Depreciation and amortization                                                       4,140             5,133
  Repairs and maintenance                                                               976             1,104
  Equipment operating expenses                                                        1,080             1,085
  Insurance expense to affiliate                                                         --               (13)
  Other insurance expenses                                                              270               170
  Management fees to affiliate                                                          380               385
  Interest expense                                                                      534               520
  General and administrative expenses to affiliates                                     241               258
  Other general and administrative expenses                                             260               246
  Provision for bad debts                                                                43               127
                                                                                --------------------------------
      Total expenses                                                                  7,924             9,015
                                                                                --------------------------------

  Minority interests                                                                   (188)              (48)

  Equity in net income of unconsolidated special-purpose entities                       210             3,667
                                                                                --------------------------------

        Net income (loss)                                                       $      (871)      $     1,804
                                                                                ================================

  Partners' share of net income (loss)

  Limited partners                                                              $    (1,044)      $     1,587
  General Partner                                                                       173               217
                                                                                --------------------------------

  Total                                                                         $      (871)      $     1,804
                                                                                ================================

  Net income (loss) per weighted-average limited partnership unit               $     (0.13)      $      0.19
                                                                                ================================

  Cash distribution                                                             $     3,456       $     4,339
                                                                                ================================

  Cash distribution per weighted-average limited partnership unit               $      0.40       $      0.50
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

                                                              Limited             General
                                                             Partners             Partner                Total
                                                           --------------------------------------------------------

    Partners' capital as of December 31, 1997              $   67,152            $    --             $   67,152

  Net income                                                      666                779                  1,445

  Repurchase of limited partnership units                        (417)                --                   (417)

  Cash distribution                                           (14,447)              (779)               (15,226)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998                  52,954                 --                 52,954

  Net income (loss)                                            (1,044)               173                   (871)

  Repurchase of limited partnership units                         (17)                --                    (17)

  Cash distribution                                            (3,283)              (173)                (3,456)
                                                           -------------------------------------------------------

    Partners' capital as of March 31, 1999                 $   48,610            $    --             $   48,610
                                                           =======================================================








                 See accompanying notes to financial statements.




                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                  1999           1998
                                                                               ---------------------------


OPERATING ACTIVITIES

Net income (loss)                                                               $    (871)    $   1,804
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                     4,140         5,133
  Net (gain) loss on disposition of equipment                                         191           (62)
  Equity in net income from unconsolidated special-purpose entities                  (210)       (3,667)
  Changes in operating assets and liabilities:
    Restricted cash                                                                  (134)           94
    Accounts receivable, net                                                         (460)          230
    Prepaid expenses and other assets                                                  43            86
    Accounts payable and accrued expenses                                             106          (193)
    Due to affiliates                                                                  65           (20)
    Lessee deposits and reserve for repairs                                           151           241
    Minority interests                                                               (624)         (840)
                                                                                ----------------------------
      Net cash provided by operating activities                                     2,397         2,806
                                                                                ---------------------------

INVESTING ACTIVITIES

Payments for equipment purchases and capitalized improvements                      (6,010)      (14,190)
Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                          --        (1,265)
Distributions from unconsolidated special-purpose entities                            692         1,351
Distributions from liquidation of unconsolidated special-purpose entities              --         9,547
Payments of acquisition fees to affiliate                                            (300)         (699)
Payments of lease negotiation fees to affiliate                                       (67)         (155)
Principal payments on direct finance lease                                             39            27
Proceeds from disposition of equipment                                                950         1,003
                                                                                ---------------------------
      Net cash used in investing activities                                        (4,696)       (4,381)
                                                                                ---------------------------

FINANCING ACTIVITIES

Proceeds from short-term note payable                                               3,712            --
Cash distribution paid to limited partners                                         (3,283)       (4,122)
Cash distribution paid to General Partner                                            (173)         (217)
Repurchase of limited partnership units                                               (17)         (279)
                                                                                ---------------------------
      Net cash provided by (used in) financing activities                             239        (4,618)
                                                                                ---------------------------

Net decrease in cash and cash equivalents                                          (2,060)       (6,193)
Cash and cash equivalents at beginning of period                                    2,558        14,204
                                                                                ---------------------------

Cash and cash equivalents at end of period                                      $     498     $   8,011
                                                                                ===========================

SUPPLEMENTAL INFORMATION

Interest paid                                                                   $     525     $     510
                                                                                ===========================




                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the
Partnership) as of March 31, 1999 and December 31, 1998, the statements of operations for the three months ended March 31, 1999 and 1998, the statements of changes in partners' capital for the period from December 31, 1997 to March 31, 1999, and the statements of cash flows for the three months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1998, on file at the Securities and Exchange Commission.

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

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of March 31, 1999 included $0.3 million due to FSI and its affiliates for management fees and $0.2 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees and $0.2 million due to an affiliated USPE.

The Partnership's proportional share of USPE-affiliated management fees of $48,000 and $27,000 was payable as of March 31, 1999 and December 31, 1998, respectively.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months
                                                          Ended March 31,
                                                       1999           1998
                                                    ---------------------------
  Management fees                                   $      42      $      52
  Data processing and administrative
     expenses                                               9             19
  Insurance expense                                        --              1

During the three months ended March 31, 1999, the Partnership purchased a marine vessel for $6.7 million and paid FSI $0.4 million for acquisition and lease negotiation fees.

6.   EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):

                                                   March 31,        December 31,
                                                   1999                1998
                                               ---------------------------------

  Marine vessels                               $   53,039          $   46,062
  Aircraft and rotable components                  64,113              64,113
  Railcars                                         17,224              18,638
  Trailers                                         12,513              13,204
  Marine containers                                10,859              11,189
                                               -----------         -----------
                                                  157,748             153,206
  Less accumulated depreciation                   (76,463)            (73,704)
                                               -----------         -----------
      Net equipment                            $   81,285          $   79,502
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





                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                    March 31,       December 31,
                                                                                       1999            1998
                                                                                 -----------------------------

     40% interest in a trust owning two Stage II commercial aircraft
               on direct finance lease                                               $   4,344        $    4,435
     30% interest in an entity owning a mobile offshore drilling unit                    4,110             4,279
     25% interest in an entity owning marine containers                                  2,370             2,475
     50% interest in an entity owning a container feeder vessel                          1,354             1,421
     20% interest in an entity owning a handymax bulk carrier                            1,291             1,311
     50% interest in a trust that owned four 737-200A Stage II
               commercial aircraft                                                         248               279
                                                                                     ----------       -----------
         Net investments                                                             $  13,717        $   14,200
                                                                                     ==========       ===========

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

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
                                            Vessel    Aircraft   Railcar   Trailer    Container All
     For the quarter ended March 31, 1999   Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>   Total
     ------------------------------------   --------- ---------  --------- ---------  --------- ---------  --------


    REVENUES
       Lease revenue                       $  2,678  $  2,164   $  1,191  $    625   $    511  $     --   $  7,169
       Interest income and other                  5         1         --         1         --        46         53
       Gain (loss) on disposition of             --        (2)      (130)      (87)        28        --       (191)
       equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,683     2,163      1,061       539        539        46      7,031

     COSTS AND EXPENSES
       Operations support                     1,975        23        162       153          1        12      2,326
       Depreciation and amortization          1,574     1,759        325       200        275         7      4,140
       Interest expense                          --         9         --        --         --       525        534
       Management fees to affiliate             134       111         82        27         26        --        380
       General and administrative expenses       56       138         12       121          3       171        501
       Provision for bad debts                   --        31          5         7         --        --         43
                                           ------------------------------------------------------------------------
         Total costs and expenses             3,739     2,071        586       508        305       715      7,924
                                           ------------------------------------------------------------------------
     Minority interests                          12      (200)        --        --         --        --       (188)
     Equity in net income (loss) of USPEs       (96)      164         --        --         --       142        210
                                           ------------------------------------------------------------------------
                                           ========================================================================
     Net income (loss)                     $ (1,140) $     56   $    475  $     31   $    234  $   (527)  $   (871)
                                           ========================================================================

     Total assets as of March 31, 1999     $ 38,544  $ 33,460   $ 10,044  $  4,636   $  9,031  $  7,621   $ 103,336
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


                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999

8.   OPERATING SEGMENTS (CONTINUED)

                                            Marine                                    Marine
                                            Vessel    Aircraft   Railcar   Trailer    Container All
     For the quarter ended March 31, 1998   Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1> Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                       $  2,688  $  2,243   $  1,031  $    849   $    233  $     --   $   7,044
       Interest income and other                 --        19         --         4          4        67          94
       Gain (loss) on disposition of             --        (5)        (6)        7         66        --          62
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                       2,688     2,257      1,025       860        303        67       7,200

     COSTS AND EXPENSES
       Operations support                     1,821       142        166       199          2        16       2,346
       Depreciation and amortization          1,249     3,070        315       291        176        32       5,133
       Interest expense                          --        10         --        --         --       510         520
       Management fees to affiliate             135       111         70        57         12        --         385
       General and administrative expenses       78        35         10       160          4       217         504
       Provision for (recovery of) bad           --       122         33       (28)        --        --         127
     debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             3,283     3,490        594       679        194       775       9,015
                                           -------------------------------------------------------------------------
     Minority interests                          48       (96)        --        --         --        --         (48)
     Equity in net income (loss) of USPEs      (148)    3,750         --        --         --        65       3,667
                                           -------------------------------------------------------------------------
                                           =========================================================================
     Net income (loss)                     $   (695) $  2,421   $    431  $    181   $    109  $   (643)  $   1,804
                                           =========================================================================

     Total assets As of March 31, 1998     $ 33,799  $ 49,325   $  8,812  $  6,667   $  4,464  $ 14,575   $ 117,642
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

12.  RESTATEMENT

The financial statements have been restated to reflect the consolidation of the Partnership's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the period ending March 31, 1999.

As a result of the consolidation, total assets, total liabilities, and minority interests changed as of March 31, 1999 and December 31, 1998 as follows:

                                      1999                          1998
                           As reported     Amended       As Reported    Amended
                          -------------------------   --------------------------
     Total assets            $87,759       $103,336       $88,337       $104,270
     Total liabilities        39,149         42,056        35,383         38,022
     Minority interests           --         12,670            --         13,294

Additionally, as a result of the consolidation, total revenues, total expenses, minority interests, and equity in net income of USPEs changed for the three months ended March 31, 1999 and 1998 as follows:

                                       1999                       1998
                            As reported    Amended     As reported      Amended
                           -----------------------   ---------------------------
    Total revenues            $  4,270    $  7,031       $  4,620      $  7,200
    Total expenses               5,695       7,924          6,599         9,015
    Minority interests              --        (188 )           --           (48)
    Equity in net income
      of USPEs                     554         210          3,783         3,667
    Net income (loss)         $   (871 )  $   (871 )     $  1,804      $  1,804

The consolidation of the Partnership's majority interests in USPE's did not change partners' capital or net income (loss).




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

                                                          For the Three Months
                                                             Ended March 31,
                                                         1999             1998
                                                       -------------------------
  Aircraft, aircraft engines, and components           $ 2,141          $ 2,101
  Railcars                                               1,029              865
  Marine vessels                                           703              867
  Marine containers                                        510              231
  Trailers                                                 472              650

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $2.2 million and $23,000, respectively, for the three months ended March 31, 1999, compared to $2.2 million and $0.1 million, respectively, during the same period of 1998. The increase in aircraft contribution was due to lower required repairs during the three months ended March 31, 1999 when compared to the same period of 1998.

Railcars: Railcar lease revenues and direct expenses were $1.2 million and $0.2 million, respectively, for the three months ended March 31, 1999, compared to $1.0 million and $0.2 million, respectively, during the same period of 1998. The increase in railcar lease revenues was due to the purchase of a group of railcars during the fourth quarter of 1998.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.7 million and $2.0 million, respectively, for the three months ended March 31, 1999, compared to $2.7 million and $1.8 million, respectively, during the same period of 1998. The decrease in marine vessel contribution was due to higher repairs to the marine vessels during the first quarter of 1999 when compared to the same period of 1998.

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

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.6 million for the quarter ended March 31, 1999 decreased from $6.7 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $1.0 million decrease in depreciation and amortization expenses from 1998 levels primarily reflects the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

(D)  Minority interests

Minority interests increased $0.1 million due to an increase in lease revenues of $0.2 million and a decrease in direct and indirect expenses of $0.2 million during 1999 when compared to the same period of 1998, as it relates to the minority's percentage of ownership in these interests.

(E)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                      For the Three Months
                                                         Ended March 31,
                                                     1999              1998
                                                   ----------------------------
  Aircraft                                         $   164          $  3,750
  Mobile offshore drilling unit                        142                65
  Marine containers                                      0                 0
  Marine vessels                                       (96)             (148)
                                                   ============       =========
      Equity in net income of USPEs                $   210          $  3,667
                                                   ===========       ==========

Aircraft: As of March 31, 1999, the Partnership owned an interest in two commercial aircraft on a direct finance lease. As of March 31, 1998, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a trust that holds two commercial aircraft. During the first quarter of 1999, revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $17,000. During the same period of 1998, revenues of $0.9 million and the gain from the sale of an interest in the trust that held four commercial aircraft of $3.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million. The decrease in revenues during the first quarter of 1999 was due to the sale of the Partnership's interest in a trust owning four commercial aircraft during 1998. The decrease in depreciation expense, direct expenses, and administrative expenses was also due to the sale during 1998.

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

Marine vessels: As of March 31, 1999 and 1998, the Partnership owned an interest in entities that own two marine vessels. During the first quarter of 1999, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 1998, revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million. The decrease in lease revenues was due to lower lease rates earned on the marine vessels during the three months ended March 31, 1999 when compared to the same period of 1998. The decrease in depreciation expense, direct expenses, and administrative expenses was primarily due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

(VI)  FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-Q/A contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-Q/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-Q/A. The Partnership's actual results could differ materially from those discussed here.

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



                                            PLM EQUIPMENT GROWTH FUND VI

                                            By:     PLM Financial Services, Inc.
                                                    General Partner



Date:  January 25, 2000                     By:     /s/ Richard K Brock
                                                    Richard K Brock
                                                    Vice President and
                                                    Corporate Controller