Form 10-Q/A
period 1999-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 2000-01-26
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                   FORM 10-Q/A




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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                               June 30,          December 31,
                                                                                1999                  1998
                                                                             ----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                $  135,915           $  153,206
  Less accumulated depreciation                                                 (52,972)             (73,704)
                                                                             -----------------------------------
                                                                                 82,943               79,502
  Equipment held for sale                                                         6,396                   --
                                                                             -----------------------------------
    Net equipment                                                                89,339               79,502

  Cash and cash equivalents                                                         700                2,558
  Restricted cash                                                                   833                1,416
  Accounts receivable, less allowance for doubtful accounts
      of $1,873 in 1999 and $1,930 in 1998                                        3,089                5,186
  Investments in unconsolidated special-purpose entities                         13,370               14,200
  Net investment in direct finance lease                                              2                   41
  Deferred charges, net of accumulated amortization of
      $414 in 1999 and $452 in 1998                                                 473                  519
  Prepaid expenses and other assets                                                 145                  181
  Equipment acquisition deposit                                                      --                  667
                                                                             -----------------------------------

        Total assets                                                         $  107,951           $  104,270
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                      $    1,181           $    1,302
  Due to affiliates                                                                 484                  444
  Lessee deposits and reserve for repairs                                         2,032                6,276
  Note payable                                                                   30,000               30,000
                                                                             -----------------------------------
    Total liabilities                                                            33,697               38,022
                                                                             -----------------------------------

  Minority interests                                                             15,204               13,294

  Partners' capital:
  Limited partners (8,191,718 limited partnership units as of
      June 30, 1999 and 8,206,339 as of December 31, 1998)                       59,050               52,954
  General Partner                                                                    --                   --
                                                                             -----------------------------------
    Total partners' capital                                                      59,050               52,954
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $  107,951           $  104,270
                                                                             ===================================









                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)

                                                      For the Three Months               For the Six Months
                                                         Ended June 30,                    Ended June 30,
                                                       1999           1998               1999           1998
                                                    ------------------------------------------------------------
  REVENUES

  Lease revenue                                     $   6,065      $   6,691       $    13,235       $ 13,735
  Interest and other income                                41            232                94            326
  Net gain (loss) on disposition of equipment          24,482          4,859            24,291          4,921
                                                    ------------------------------------------------------------
      Total revenues                                   30,588         11,782            37,620         18,982
                                                    ------------------------------------------------------------

  Expenses

  Depreciation and amortization                         4,683          5,125             8,823         10,258
  Repairs and maintenance                               1,113          1,107             2,089          2,211
  Equipment operating expense                           1,186            836             2,266          1,921
  Insurance expense to affiliate                           --           (113)               --           (127)
  Other insurance expense                                  43            164               313            335
  Management fees to affiliate                            334            367               714            752
  Interest expense                                        557            512             1,091          1,032
  General and administrative expenses
        to affiliates                                     203            251               445            509
  Other general and administrative expenses               232            262               492            508
  Provision for (recovery of) bad debts                    (7)            29                36            156
                                                    ------------------------------------------------------------
      Total expenses                                    8,344          8,540            16,269         17,555
                                                    ------------------------------------------------------------

  Minority interests                                   (8,512)           (46)           (8,699)          (93)

  Equity in net income of unconsol-
        idated special-purpose entities                   265          3,674               474          7,340
                                                    ------------------------------------------------------------

  Net income                                        $  13,997      $   6,870       $    13,126       $  8,674
                                                    ============================================================

  Partners' share of net income

  Limited partners                                  $  13,824      $   6,654       $    12,780       $  8,241
  General Partner                                         173            216               346            433
                                                    ------------------------------------------------------------

  Total                                             $  13,997      $   6,870       $    13,126       $  8,674
                                                    ============================================================

  Net income per weighted-average
        limited partnership unit                    $    1.69      $    0.81       $      1.56       $   1.00
                                                    ============================================================

  Cash distributions                                $   3,452      $   4,326       $     6,908       $  8,665
                                                    ============================================================

  Cash distributions per weighted-average
        limited partnership unit                    $    0.40      $    0.50       $      0.80       $   1.00
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

                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1997              $   67,152            $    --             $   67,152

  Net income                                                      666                779                  1,445

  Repurchase of limited partnership units                        (417)                --                   (417)

  Cash distribution                                           (14,447)              (779)               (15,226)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998                  52,954                 --                 52,954

  Net income                                                   12,780                346                 13,126

  Repurchase of limited partnership units                        (122)                --                   (122)

  Cash distribution                                            (6,562)              (346)                (6,908)
                                                           -------------------------------------------------------

    Partners' capital as of June 30, 1999                  $   59,050            $    --             $   59,050
                                                           =======================================================













                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)


                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                  1999           1998
                                                                               ----------------------------
OPERATING ACTIVITIES

Net income                                                                      $    13,126     $   8,674
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                       8,823        10,258
  Net (gain) loss on disposition of equipment                                       (24,291)       (4,921)
  Equity in net income from unconsolidated special-purpose entities                    (474)       (7,340)
  Changes in operating assets and liabilities:
    Restricted cash                                                                     583            88
    Accounts receivable, net                                                          2,065           526
    Prepaid expenses and other assets                                                    36           114
    Accounts payable and accrued expenses                                              (121)        (200)
    Due to affiliates                                                                    40             7
    Lessee deposits and reserve for repairs                                            (679)          358
    Minority interests                                                                1,910        (1,628)
                                                                                --------------------------
      Net cash (used in) provided by operating activities                             1,018         5,936
                                                                                ---------------------------

INVESTING ACTIVITIES

Payments for equipment purchases and capitalized improvements                       (34,209)      (23,815)
Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                          (147)       (1,265)
Distributions from unconsolidated special-purpose entities                            1,451         2,728
Distributions from liquidation of unconsolidated special-purpose entities                --        16,679
Payments of acquisition fees to affiliate                                              (825)       (1,132)
Payments of lease negotiation fees to affiliate                                         (67)         (251)
Principal payments on direct finance lease                                               49            55
Proceeds from disposition of equipment                                                3,902         8,384
                                                                                ---------------------------
      Net cash provided by investing activities                                       4,154         1,383
                                                                                ---------------------------

FINANCING ACTIVITIES

Proceeds from short-term note payable                                                 3,712            --
Payment of short-term note payable                                                   (3,712)           --
Cash distribution paid to limited partners                                           (6,562)       (8,232)
Cash distribution paid to General Partner                                              (346)         (433)
Repurchase of limited partnership units                                                (122)         (417)
                                                                                ----------------------------
      Net cash used in financing activities                                          (7,030)       (9,082)
                                                                                ---------------------------

Net decrease in cash and cash equivalents                                            (1,858)       (1,763)
Cash and cash equivalents at beginning of period                                      2,558        14,204
                                                                                ---------------------------

Cash and cash equivalents at end of period                                      $       700     $  12,441
                                                                                ===========================

Supplemental information

Interest paid                                                                   $     1,076     $   1,013
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

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of June 30, 1999 included $0.3 million due to FSI and its affiliates for management fees and $0.2 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees and $0.2 million due to an affiliated USPE.

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

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                       1999           1998               1999           1998
                                                    --------------------------------------------------------------
  Management fees                                   $      44      $      50          $     86      $      103
  Data processing and administrative
     expenses                                               8             18                17              38
  Insurance expense                                        --              1                --               2

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

6.   EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                   June 30,         December 31,
                                                   1999                1998
                                              ----------------------------------

  Marine vessels                               $   46,062          $   46,062
  Aircraft and rotable components                  44,755              64,113
  Railcars                                         17,256              18,638
  Marine containers                                15,901              11,189
  Trailers                                         11,941              13,204
                                               -----------         -----------
                                                  135,915             153,206
  Less accumulated depreciation                   (52,972)            (73,704)
                                               -----------         -----------
                                                   82,943              79,502
  Equipment held for sale                           6,396                  --
                                               -----------         -----------
      Net equipment                            $   89,339          $   79,502
                                               ===========         ===========

As of June 30, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a Boeing 737-200, a Boeing 737-300, and 9 railcars. As of December 31, 1998, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 59 marine containers and 15 railcars. The net book value of the off-lease equipment was $24.6 million and $0.3 million as of June 30, 1999 and December 31, 1998, respectively.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

6.   EQUIPMENT (CONTINUED)

During the six months ended June 30, 1999, the Partnership completed the purchase of a marine vessel for $7.0 million, including acquisition fees of $0.3 million paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this purchase in 1998, which is included in the December 31, 1998 balance sheet as equipment acquisition deposit. During the six months ended June 30, 1999, the Partnership also purchased a majority interest in a trust owning a Boeing 737-300 Stage III commercial aircraft for $23.1 million including acquisition fees of $0.5 million paid to FSI and a portfolio of marine containers for $5.5 million of which no fees were paid to FSI.

During the six months ended June 30, 1999, the Partnership disposed of or sold marine containers, trailers, and railcars, with an aggregate net book value of $1.5 million, for $1.4 million. The Partnership also sold its majority interest in a Boeing 767-200ER Stage III commercial aircraft with a net book value of $15.6 million for proceeds of $40.1 million which includes $3.6 million of unused engine reserves.

During the six months ended June 30, 1998, the Partnership disposed of or sold a Boeing 737-200 commercial aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $5.0 million, for $9.9 million which includes $1.4 million of unused engine reserves.

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                            June 30,       December 31,
                                                                              1999             1998
                                                                        -----------------------------

40% interest in a trust owning two Stage II commercial aircraft
    on direct finance lease                                              $    4,249        $    4,435
30% interest in an entity owning a mobile offshore drilling unit              3,930             4,279
25% interest in an entity owning marine containers                            2,421             2,475
50% interest in an entity owning a container feeder vessel                    1,364             1,421
20% interest in an entity owning a handymax bulk carrier                      1,189             1,311
50% interest in a trust that owned four Boeing 737-200A Stage II
    commercial aircraft                                                         217               279
                                                                         -----------      -----------
         Net investments                                                 $   13,370        $   14,200
                                                                         ===========       ===========


As of June 30, 1999 and December 31, 1998, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During the six months ended June 30, 1999, the Partnership increased its investment in a trust owning marine containers by $0.1 million and paid no fees to FSI. The remaining interest in this trust was purchased by an affiliated program.

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

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
                                            Vessel   Aircraft   Railcar   Trailer    Container  All
For the quarter ended June 30, 1999         Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  3,132  $    928   $  1,107  $    650   $    248  $     --   $   6,065
       Interest income and other                  5         4         --        --         --        32          41
       Gain (loss) on disposition of             --    24,415        103       (94 )       58        --      24,482
        equipment
                                           -------------------------------------------------------------------------
         Total revenues                       3,137    25,347      1,210       556        306        32      30,588

     COSTS AND EXPENSES
       Operations support                     1,790        65        278       197          1        11       2,342
       Depreciation and amortization          1,571     2,164        418       192        331         7       4,683
       Interest expense                          --         6         --        --         --       551         557
       Management fees to affiliate             156        47         83        36         12        --         334
       General and administrative expenses       40        97         18       115          3       162         435
       Provision for (recovery of) bad           --       (31)         1        23         --        --          (7)
     debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             3,557     2,348        798       563        347       731       8,344
                                           -------------------------------------------------------------------------
     Minority interests                         (61)   (8,451)        --        --         --        --      (8,512)
     Equity in net income of USPEs              (40)      160         --        --         (1)      146         265
                                           -------------------------------------------------------------------------

     Net income (loss)                     $   (521) $ 14,708   $    412  $     (7) $    (42)  $    (55)  $  13,997
                                           =========================================================================

     Total assets as of June 30, 1999      $ 37,275  $ 35,713   $  9,492  $  4,222   $ 14,320  $   6,929  $ 107,951
                                           =========================================================================


                                            Marine                                    Marine
                                            Vessel   Aircraft   Railcar   Trailer    Container  All
For the quarter ended June 30, 1998        Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>1  Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,347  $  2,316   $  1,033  $    784   $    211  $     --   $   6,691
       Interest income and other                 64        --         --         3         --       165         232
       Gain on disposition of equipment          19     4,420         15        89        316        --       4,859
                                           -------------------------------------------------------------------------
         Total revenues                       2,430     6,736      1,048       876        527       165      11,782

     COSTS AND EXPENSES
       Operations support                     1,418       127        227       200          7        15       1,994
       Depreciation and amortization          1,396     2,977        317       260        154        21       5,125
       Interest expense                          --        10         --        --         --       502         512
       Management fees to affiliate             117       120         73        51          6        --         367
       General and administrative expenses       36       144         16       149          1       167         513
       Provision for (recovery of) bad           --       (60)       (36)       21        104        --          29
     debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             2,967     3,318        597       681        272       705       8,540
                                           -------------------------------------------------------------------------
     Minority interests                          49       (95)        --        --         --        --         (46)
     Equity in net income (loss) of USPEs      (126 )   3,757         --        --         --        43       3,674
                                           -------------------------------------------------------------------------
     Net income (loss)                     $   (614 )$  7,080   $    451  $    195   $    255  $   (497)  $   6,870
                                           =========================================================================

     Total assets as of June 30, 1998      $ 42,008  $ 39,056   $  8,479  $  6,009   $  3,498  $ 18,931   $ 117,981
                                           =========================================================================

<F1>
------------------------

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

8.       OPERATING SEGMENTS (CONTINUED)


                                            Marine                                    Marine
     For the six months ended               Vessel   Aircraft   Railcar   Trailer    Container  All
          June 30, 1999                    Leasing   Leasing    Leasing   Leasing    Leasing   Other<F1>1   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                       $  5,811  $  3,092   $  2,298  $  1,275   $    759  $     --   $  13,235
       Interest income and other                 11         5         --         1         --        77          94
       Gain (loss) on disposition of             --    24,414        (27)     (181)        85        --      24,291
         equipment
                                           -------------------------------------------------------------------------
         Total revenues                       5,822    27,511      2,271     1,095        844        77      37,620

     COSTS AND EXPENSES
       Operations support                     3,762        86        441       351          2        26       4,668
       Depreciation and amortization          3,143     3,923        744       391        607        15       8,823
       Interest expense                          --        15         --        --         --     1,076       1,091
       Management fees to affiliate             291       158        164        63         38        --         714
       General and administrative expenses       98       234         29       237          7       332         937
       Provision for bad debts                   --        --          6        30         --        --          36
                                           -------------------------------------------------------------------------
         Total costs and expenses             7,294     4,416      1,384     1,072        654     1,449      16,269
                                           -------------------------------------------------------------------------
     Minority interests                         (49)   (8,650)        --        --         --        --      (8,699)
     Equity in net income (loss) of USPEs      (136)      323         --        --         (1)      288         474
                                           -------------------------------------------------------------------------
     Net income (loss)                     $ (1,657) $ 14,768   $    887  $     23   $    189  $ (1,084)  $  13,126
                                           =========================================================================
     Total assets as of June 30, 1999      $ 37,275  $ 35,713   $  9,492  $  4,222   $ 14,320  $  6,929   $ 107,951
                                           =========================================================================


                                            Marine                                   Marine
     For the six months ended               Vessel   Aircraft   Railcar   Trailer    Container  All
           June 30, 1998                   Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  5,035  $  4,559   $  2,064  $  1,633   $    444  $     --   $  13,735
       Interest income and other                 64        19         --         7          4       232         326
       Gain on disposition of equipment          19     4,415          9        96        382        --       4,921
                                           -------------------------------------------------------------------------
         Total revenues                       5,118     8,993      2,073     1,736        830       232      18,982

     COSTS AND EXPENSES
       Operations support                     3,239       268        394       398          9        32       4,340
       Depreciation and amortization          2,680     6,048        632       551        330        17      10,258
       Interest expense                          --        19         --        --         --     1,013       1,032
       Management fees to affiliate             252       231        143       109         17        --         752
       General and administrative expenses      116       180         27       307          6       381       1,017
       Provision for (recovery of) bad           --        62         (3)       (7)       104        --         156
     debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             6,287     6,808      1,193     1,358        466     1,443      17,555
                                           -------------------------------------------------------------------------
     Minority interests                          98      (191)        --        --         --        --         (93)
     Equity in net income (loss) of USPEs      (274)    7,506         --        --         --       108       7,340
                                           -------------------------------------------------------------------------

     Net income (loss)                     $ (1,345) $  9,500   $    880  $    378   $    364  $ (1,103)  $   8,674
                                           =========================================================================

     Total assets as of June 30, 1998      $ 42,008  $ 39,056   $  8,479  $  6,009   $  3,498  $ 18,931   $ 117,981
                                           =========================================================================






<F1>

--------------------------
   1 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support. Also includes aggregate net income from an investment in an entity owning a mobile offshore drilling unit.


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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

12.  RESTATEMENT

The financial statements have been restated to reflect the consolidation of the Partnership's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the period ending June 30, 1999.

As a result of the consolidation, total assets, total liabilities, and minority interests changed as of June 30, 1999 and December 31, 1998 as follows:

                                 1999                          1998
                      As reported      Amended       As reported    Amended
                     ---------------------------   --------------------------
Total assets            $91,802        $107,951       $88,337       $104,270
Total liabilities        32,752          33,697        35,383         38,022
Minority interests           --          15,204            --         13,294

Additionally, as a result of the consolidation, total revenues, total expenses, minority interests, and equity in net income of USPEs changed for the three months ended June 30, 1999 and 1998 as follows:

                                1999                            1998
                      As reported     Amended      As reported       Amended
                    ---------------------------   ---------------------------
Total revenues        $  4,571      $  30,588       $  9,187       $ 11,782
Total expenses           5,881          8,344          6,104          8,540
Minority interests          --         (8,512)           --             (46)
Equity in net income
  of USPEs              15,307            265          3,787          3,674
Net income            $ 13,997      $  13,997       $  6,870       $  6,870

Total revenues, total expenses, minority interests, and equity in net income of USPEs changed for the six months ended June 30, 1999 and 1998 as follows:

                              1999                            1998
                       As reported   Amended      As reported     Amended
                      ---------------------------   ---------------------------
Total revenues        $  8,841      $  37,620       $ 13,807      $  18,982
Total expenses          11,576         16,269         12,702         17,555
Minority interests          --         (8,699)            --            (93)
Equity in net income
 of USPEs               15,861            474          7,569          7,340
Net income            $ 13,126      $  13,126       $  8,674       $  8,674

The consolidation of the Partnership's majority interests in USPE's did not change partners' capital or net income.








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

                                                 For the Three Months
                                                   Ended June 30,
                                               1999             1998
                                            ----------------------------
  Marine vessels                            $  1,342              929
  Aircraft, aircraft engines, and components     863            2,189
  Railcars                                       829              806
  Trailers                                       453              584
  Marine containers                              247              204

Marine vessels: Marine vessel lease revenues and direct expenses were $3.1 million and $1.8 million, respectively, for the three months ended June 30, 1999, compared to $2.3 million and $1.4 million, respectively, during the same period of 1998. Lease revenues increased $1.0 million during the three months ended June 30, 1999 due to the purchase of two marine vessels during 1999 and 1998, this increase was partially offset by a decrease of $0.2 million due to lower lease rates earned on one of the marine vessels. Direct expenses also increased $0.4 million during the three months ended June 30, 1999 primarily due to the purchase of two marine vessels during 1999 and 1998.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.9 million and $0.1 million, respectively, for the three months ended June 30, 1999, compared to $2.3 million and $0.1 million, respectively, during the same period of 1998. Lease revenues decreased $1.0 million due to the sale of the Partnership's majority interest in a Boeing 767-200ER commercial aircraft during the three months ended June 30, 1999 and $0.4 million due to a Boeing 737-200 that was off-lease during the three months ended June 30, 1999 that was on-lease during the same period of 1998.

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

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended June 30, 1999, compared to $0.8 million and $0.2 million, respectively, during the same period of 1998. During the second quarter of 1999, certain over-the-road dry trailers were in the process of transitioning to a new PLM-affiliated short-term rental facility causing lease revenues for this group of trailers to decrease $33,000 during the three months ended June 30, 1999 when compared to the same period of 1998. In addition, the number of trailers owned by the Partnership declined during 1999 and 1998 due to sales and dispositions. The result of this declining fleet has also been a decrease in trailer contribution.

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

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.0 million for the quarter ended June 30, 1999 decreased from $6.5 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $0.4 million decrease in depreciation and amortization expenses from 1998 levels primarily reflects the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned offset, in part, by the purchase of certain assets during 1999 and 1998.

     (ii)A $0.1 million decrease in the administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

(C)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the second quarter of 1999 totaled $24.5 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.4 million, for $0.5 million and the Partnership's majority interest in a Boeing 767-200ER Stage III commercial aircraft with a net book value of $15.6 million for $40.1 million which includes $3.6 million of unused engine reserves. The net gain on the disposition of owned equipment for the second quarter of 1998 totaled $4.9 million and resulted from the sale of a commercial aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $4.0 million, for $8.9 million which included $1.4 million of unused engine reserves.

(D)  Minority interests

Minority interests increased $8.5 million due to the gain on the sale of the Partnership's majority interest in an aircraft of $24.4 million of which the minority's percentage of the gain was $8.8 million. The increase from the sale was offset in part, by a decrease in lease revenues of $1.0 million, and an increase in direct and indirect expenses of $27,000 during the three months ended June 30, 1999 when compared to the same period of 1998, as it relates to the minority's percentage of ownership in these interests.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                           For the Three Months
                                            Ended June 30,
                                          1999               1998
                                        ------------------------------
  Aircraft                              $     160          $  3,757
  Mobile offshore drilling unit               146                43
  Marine containers                            (1)               --
  Marine vessels                              (40)             (126)
                                        ------------       -----------
     Equity in net income of USPEs      $     265          $  3,674
                                        ============       ===========

Aircraft: As of June 30, 1999 and 1998, the Partnership owned an interest in two commercial aircraft on a direct finance lease. During the second quarter of 1999, revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $17,000. During the same period of 1998, revenues of $0.5 million and the gain from the sale of an interest in the trust that held four commercial aircraft of $3.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. The decrease in revenues of $0.3 million during the second quarter of 1999 was due to the sale of the Partnership's interest in a trust owning four commercial aircraft during 1998. The decrease in depreciation expense, direct expenses, and administrative expenses was also due to the sale during 1998.

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

Marine vessels: As of June 30, 1999 and 1998, the Partnership owned an interest in entities that own two marine vessels. During the second quarter of 1999, revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. During the same period of 1998, revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million. The decrease in lease revenues of $0.2 million was due to lower lease rates earned on the marine vessels. The decrease in depreciation expense, direct expenses, and administrative expenses was primarily due to a decrease of $0.2 million in repairs and maintenance expenses and a $0.1 million decrease from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

                                                       For the Six Months
                                                        Ended June 30,
                                                     1999             1998
                                                   ----------------------------
  Aircraft, aircraft engines, and components       $  3,006       $    4,291
  Marine vessels                                      2,049            1,796
  Railcars                                            1,857            1,670
  Trailers                                              924            1,235
  Marine containers                                     757              435

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $3.1 million and $0.1 million, respectively, for the six months ended June 30, 1999, compared to $4.6 million and $0.3 million, respectively, during the same period of 1998. Lease revenues decreased $0.8 million due to the sale of the Partnership's majority interest in a Boeing 767-200ER commercial aircraft during the 1999 and $0.7 million due to a Boeing 737-200 that was off-lease during the six months ended June 30, 1999 that was on-lease during the same period of 1998. Additionally, lower required repairs during the six months ended June 30, 1999, increased in aircraft contribution by $0.2 million when compared to the same period of 1998.

Marine vessels: Marine vessel lease revenues and direct expenses were $5.8 million and $3.8 million, respectively, for the six months ended June 30, 1999, compared to $5.0 million and $3.2 million, respectively, during the same period of 1998. The purchase of two marine vessels during 1998 and 1999 generated $1.7 million in additional lease revenues while the existing marine vessels saw lease revenues decrease $0.8 million due to a decline in lease rates. Direct expenses from the two marine vessels purchased during 1999 and 1998 increased these expenses $0.8 million, while the existing marine vessels saw a declined of $0.2 million in repairs and maintenance. Direct expenses also decreased $0.1 million during 1999 as the result of marine vessels sales during 1998.

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

Trailers: Trailer lease revenues and direct expenses were $1.3 million and $0.4 million, respectively, for the six months ended June 30, 1999, compared to $1.6 million and $0.4 million, respectively, during the same period of 1998. During the second quarter of 1999, certain over-the-road dry trailers were in the process of transitioning to a new PLM-affiliated short-term rental facility specializing in this type of trailer causing lease revenues for this group of trailers to decrease $0.1 million during the six months ended June 30, 1999 when compared to the same period of 1998. In addition, the number of trailers owned by the Partnership declined during 1999 and 1998 due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution of approximately $0.1 million.

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

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $11.6 million for the six months ended June 30, 1999 decreased from $13.2 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $1.4 million decrease in depreciation and amortization expenses from 1998 levels reflects the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and the sale of certain equipment during 1999 and 1998.

     (ii)A $0.1 million decrease in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (iii) A $0.1 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the six months ended June 30, 1999 totaled $24.3 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $1.5 million, for $1.4 million and the Partnership's majority interest in a Boeing 767-200ER Stage III commercial aircraft with a net book value of $15.6 million for $40.1 million which includes $3.6 million of unused engine reserves. The net gain on the disposition of owned equipment for the six months ended June 30, 1998 totaled $4.9 million, and resulted from the sale of a commercial aircraft, marine containers, trailers, and railcars, with an aggregate net book value of $5.0 million, for $9.9 million which included $1.4 million of unused engine reserves.

(D)  Minority interests

Minority interests increased $8.6 million due to the gain on the sale of the Partnership's majority interest in an aircraft of $24.4 million of which the minority's percentage of the gain was $8.8 million. The increase from the sale was offset in part, by a decrease in lease revenues of $0.8 million, and a decrease in direct and indirect expenses of $0.2 million during the six months ended June 30, 1999 when compared to the same period of 1998, as it relates to the minority's percentage of ownership in these interests.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                     For the Six Months
                                                       Ended June 30,
                                                   1999               1998
                                                 ------------------------------
  Aircraft                                       $     323          $  7,506
  Mobile offshore drilling unit                        288               108
  Marine containers                                     (1)               --
  Marine vessels                                      (136)             (274)
                                                -------------------------------
      Equity in net income of USPEs              $     474          $  7,340
                                                ===============================
Aircraft: As of June 30, 1999 and 1998, the Partnership owned an interest in two commercial aircraft on a direct finance lease. During the six months ended June 30, 1999, revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $34,000. During the same period of 1998, revenues of $1.4 million and the gain from the sale of an interest in the trust that held four commercial aircraft of $6.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. The decrease in lease revenues of $1.0 million during the six months ended June 30, 1999, was due to the sale of the Partnership's interest in a trust owning four commercial aircraft during 1998. The decrease in depreciation expense, direct expenses, and administrative expenses of $0.7 million was also due to the sale during 1998.

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

Marine vessels: As of June 30, 1999 and 1998, the Partnership owned an interest in entities that own two marine vessels. During the six months ended June 30, 1999, revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 1998, revenues of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.2 million. The decrease in lease revenues of $0.3 million was primarily due to lower lease rates earned on the marine vessels. The decrease in depreciation expense, direct expenses, and administrative expenses was primarily due to the decrease of $0.1 million from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. Direct expenses to the marine vessels also decreased $0.2 million during the six months ended June 30, 1999, due to fewer repairs and operating expenses required when compared to the same period of 1998.

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

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 1999, the Partnership generated $2.5 million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the six months ended June 30, 1999 of $6.9 million) to the partners, but also used undistributed available cash from prior periods of $4.4 million.

During the six months ended June 30, 1999, the Partnership sold or disposed owned equipment and a majority owned aircraft for aggregate proceeds of $37.9 million. The Partnership's share of the aggregate proceeds from these sales was $24.8 million.

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

The Partnership purchased a majority interest in a trust owning a Boeing 737 Stage III commercial aircraft for $22.6 million and acquisition fees of $0.5 million. The Partnership's share of the purchase of this equipment was $14.0 million and paid acquisition fees of $0.1 million to FSI for this investment The Partnership also increased its investment in a trust owning marine containers by $0.1 million and paid no fees to FSI.

The Partnership did not pay $0.9 million of acquisition and lease negotiation fees on $16.6 million of owned equipment and investments in USPE's purchased during 1999. The Partnership has reached certain fee limitations, per the partnership agreement, that can be paid to FSI.

Lessee deposits and reserve for repairs decreased $4.2 million during the six months ended June 30, 1999 when compared to December 31, 1998. Engine reserves and security deposits decreased $4.2 million due to sale of the Partnership's majority interest in a Boeing 767-200ER Stage III commercial aircraft. Of the decrease of $4.2 million, $3.6 million of unused engine reserves were added to sales proceeds and the remaining balance of $0.7 million was used to pay outstanding account receivables.

The General Partner entered into a short-term, joint $24.5 million credit facility. As of July 30, 1999, TEC Acquisub, Inc., an indirect wholly-owned subsidiary of PLM International, Inc., had borrowings of $17.3 million under the short-term joint $24.5 million credit facility. No other eligible borrower had any outstanding borrowings. The General Partner believes it will renew the credit facility upon its expiration with similar terms to those in the current credit facility.

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



                             PLM EQUIPMENT GROWTH FUND VI

                             By:  PLM Financial Services, Inc.
                                  General Partner



Date:  January 25, 2000      By:  /s/ Richard K Brock
                                  -----------------------------------------
                                  Richard K Brock
                                  Vice President and
                                  Corporate Controller