Form 10-Q/A
period 1999-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 2000-01-26
CIK 874395

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


                         COMMISSION FILE NUMBER 0-21806
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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                              September 30,        December 31,
                                                                                1999                  1998
                                                                             ----------------------------------
  ASSETS

  Equipment held for operating lease, at cost                                $   92,417           $  153,206
  Less accumulated depreciation                                                 (48,935)             (73,704)
                                                                             -----------------------------------
                                                                                 43,482               79,502
  Equipment held for sale                                                         6,105                   --
                                                                             -----------------------------------
    Net equipment                                                                49,587               79,502

  Cash and cash equivalents                                                         926                2,558
  Restricted cash                                                                   833                1,416
  Accounts receivable, less allowance for doubtful accounts
      of $1,915 in 1999 and $1,930 in 1998                                        2,133                5,186
  Investments in unconsolidated special-purpose entities                         32,819               14,200
  Net investment in direct finance lease                                             --                   41
  Deferred charges, net of accumulated amortization of
      $336 in 1999 and $452 in 1998                                                 361                  519
  Prepaid expenses and other assets                                                  76                  181
  Equipment acquisition deposit                                                      --                  667
                                                                             -----------------------------------

        Total assets                                                         $   86,735           $  104,270
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                      $      609           $    1,302
  Due to affiliates                                                                 377                  444
  Lessee deposits and reserve for repairs                                         1,418                6,276
  Short-term note payable                                                         1,000                   --
  Note payable                                                                   30,000               30,000
                                                                             -----------------------------------
    Total liabilities                                                            33,404               38,022
                                                                             -----------------------------------

  Minority interests                                                                 --               13,294

  Partners' capital:
  Limited partners (8,191,718 limited partnership units as of
      September 30, 1999 and 8,206,339 as of December 31, 1998)                  53,331               52,954
  General Partner                                                                    --                   --
                                                                             -----------------------------------
    Total partners' capital                                                      53,331               52,954
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $   86,735           $  104,270
                                                                             ===================================









                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                      For the Three Months              For the Nine Months
                                                       Ended September 30,              Ended September 30,
                                                       1999           1998               1999           1998
                                                    ------------------------------------------------------------
  REVENUES

  Lease revenue                                     $   5,804      $   7,456        $   19,039       $ 21,191
  Interest and other income                                14            181               108            507
  Net gain (loss) on disposition of equipment              (3)         1,325            24,288          6,246
                                                    ------------------------------------------------------------
      Total revenues                                    5,815          8,962            43,435         27,944
                                                    ------------------------------------------------------------

  Expenses

  Depreciation and amortization                         4,847          5,388            13,670         15,646
  Repairs and maintenance                               1,442          1,321             3,532          3,532
  Equipment operating expense                           1,345            749             3,611          2,669
  Insurance recovery from affiliate                        --             --                --           (127)
  Other insurance expense                                 109             77               422            411
  Management fees to affiliate                            302            407             1,016          1,160
  Interest expense                                        512            512             1,603          1,543
  General and administrative expenses
        to affiliates                                     188            218               633            728
  Other general and administrative expenses               248            191               739            700
  Loss on revaluation of equipment                         --          4,276                --          4,276
  Provision for bad debts                                  42            104                78            260
                                                    ------------------------------------------------------------
      Total expenses                                    9,035         13,243            25,304         30,798
                                                    ------------------------------------------------------------

  Minority interests                                      751             13            (7,948)           (80)

  Equity in net income (loss) of
        unconsolidated special-purpose entities           200           (840)              674          6,500
                                                    ------------------------------------------------------------

  Net income (loss)                                 $  (2,269)     $  (5,108)           10,857       $  3,566
                                                    ============================================================

  PARTNERS' SHARE OF NET INCOME (LOSS)

  Limited partners                                  $  (2,442)     $  (5,281)           10,338       $  2,960
  General Partner                                         173            173               519            606
                                                    ------------------------------------------------------------

  Total                                             $  (2,269)     $  (5,108)           10,857       $  3,566
                                                    ============================================================

  Net income (loss) per weighted-average
        limited partnership unit                    $   (0.30)     $   (0.64)             1.26       $   0.36
                                                    ============================================================

  Cash distributions                                $   3,450      $   3,106            10,358       $ 11,771
                                                    ============================================================

  Cash distributions per weighted-average
        limited partnership unit                    $    0.40      $    0.36              1.20       $   1.36
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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                  1999           1998
                                                                               ----------------------------
OPERATING ACTIVITIES

Net income                                                                      $   10,857     $   3,566
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                    13,670         15,646
  Loss on revaluation of equipment                                                     --          4,276
  Net (gain) loss on disposition of equipment                                     (24,288)        (6,246)
  Equity in net income from unconsolidated special-purpose entities                  (674)        (6,500)
  Changes in operating assets and liabilities:
    Restricted cash                                                                   583             82
    Accounts receivable, net                                                        2,513            103
    Prepaid expenses and other assets                                                 (97)           147
    Accounts payable and accrued expenses                                            (486)          (199)
    Due to affiliates                                                                 (35)          (177)
    Lessee deposits and reserve for repairs                                          (680)           449
    Minority interests                                                              1,268         (2,035)
                                                                                --------------------------
      Net cash provided by operating activities                                     2,631          9,112
                                                                                ---------------------------

INVESTING ACTIVITIES

Payments for equipment purchases and capitalized improvements                     (34,244)       (23,836)
Investment in and equipment purchased and placed in
      unconsolidated special-purpose entities                                        (147)        (3,778)
Distributions from unconsolidated special-purpose entities                          2,418          3,111
Distributions from liquidation of unconsolidated special-purpose entities              --         16,679
Payments of acquisition fees to affiliate                                            (825)        (1,132)
Payments of lease negotiation fees to affiliate                                       (67)          (251)
Principal payments on direct finance lease                                             51             73
Proceeds from disposition of equipment                                             38,031         10,259
                                                                                ---------------------------
      Net cash provided by investing activities                                     5,217          1,125
                                                                                ---------------------------

FINANCING ACTIVITIES

Proceeds from short-term note payable                                               4,712             --
Payment of short-term note payable                                                 (3,712)            --
Proceeds from short-term note payable to affiliate                                    400             --
Payment of short-term note payable to affiliate                                      (400)            --
Cash distribution paid to limited partners                                         (9,839)       (11,165)
Cash distribution paid to General Partner                                            (519)          (606)
Purchase of limited partnership units                                                (122)          (417)
                                                                                ---------------------------
      Net cash used in financing activities                                        (9,480)       (12,188)
                                                                                ---------------------------

Net decrease in cash and cash equivalents                                          (1,632)        (1,951)
Cash and cash equivalents at beginning of period                                    2,558         14,204
                                                                                ----------------------------
Cash and cash equivalents at end of period                                      $     926     $   12,253
                                                                                ============================

SUPPLEMENTAL INFORMATION

Interest paid                                                                   $   1,585     $    1,515
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

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 1999 and December 31, 1998 included $0.2 million due to FSI and its affiliates for management fees and $0.2 million due to affiliated unconsolidated special-purpose entities (USPEs).

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

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 1999 and 1998 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       1999           1998               1999           1998
                                                    --------------------------------------------------------------
  Management fees                                   $      44      $      36          $    130        $    139
  Data processing and administrative
     expenses                                               9             12                26              49
  Insurance expense                                        --              5                --               6


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

6.   EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                September 30,       December 31,
                                                   1999                1998
                                              ----------------------------------

  Marine vessels                               $   26,094          $   46,062
  Aircraft and rotable components                  21,630              64,113
  Railcars                                         17,278              18,638
  Marine containers                                15,615              11,189
  Trailers                                         11,800              13,204
                                               -----------         -----------
                                                   92,417             153,206
  Less accumulated depreciation                   (48,935)            (73,704)
                                               -----------         -----------
                                                   43,482              79,502
  Equipment held for sale                           6,105                  --
                                               -----------         -----------
      Net equipment                            $   49,587          $   79,502
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

During September 1999, certain equipment in which the Partnership held a majority ownership, was

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

6.   EQUIPMENT (CONTINUED)

reclassified to investments in USPE's (see note 7).

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

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

In September 1999, the General Partner amended the corporate-by-laws of the Partnership and any affiliated program's investments in USPE's that own an interest greater than 50%. The amendment to the corporate-by-laws provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPE's. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus it is appropriate in the future that the equity method of accounting be used. Accordingly, as of September 30, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

7.  INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (CONTINUED)

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                  September 30,     December 31,
                                                                                      1999             1998
                                                                                -----------------------------
     62% interest in a trust owning a Boeing 737-300 Stage III
               commercial aircraft                                                  $   13,169        $       --
     53% interest in an entity owning a product tanker                                   6,807                --
     40% interest in a trust owning two DC-9 Stage III commercial
               aircraft on direct finance lease                                          3,984             4,435
     30% interest in an entity owning a mobile offshore drilling unit                    3,759             4,279
     25% interest in an entity owning marine containers                                  2,200             2,475
     50% interest in an entity owning a container feeder vessel                          1,331             1,421
     20% interest in an entity owning a handymax bulk carrier                            1,144             1,311
     64% interest in a trust that owned a Boeing 767-200ER Stage III
               commercial aircraft                                                         239                --
     50% interest in a trust that owned four Boeing 737-200A Stage II
               commercial aircraft                                                         186               279
                                                                                    -----------       -----------
         Net investments                                                            $   32,819        $   14,200
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

The following tables present a summary of the operating segments for the three and nine months ended September 30, 1999 and 1998 (in thousands of dollars):

                                            Marine                                    Marine
     For the Three Months Ended             Vessel   Aircraft   Railcar   Trailer    Container  All
           September 30, 1999              Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

    REVENUES
       Lease revenue                       $  2,640  $    694   $  1,112  $    721   $    637  $     --   $  5,804
       Interest income and other                  1        --         --        (2)        --        15         14
       Gain (loss) on disposition of             --        --         (4)       (6)         7        --         (3)
        equipment
                                           ------------------------------------------------------------------------
         Total revenues                       2,641       694      1,108       713        644        15      5,815

     COSTS AND EXPENSES
       Operations support                     1,798       701        175       208          1        13      2,896
       Depreciation and amortization          1,570     2,014        361       185        709         8      4,847
       Interest expense                          --        --         --        --         --       512        512
       Management fees to affiliate             121        30         67        52         32        --        302
       General and administrative expenses       35        71         20       125          2       183        436
       Provision for (recovery of) bad           29        --         27       (14)        --        --         42
        debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             3,553     2,816        650       556        744       716      9,035
                                           ------------------------------------------------------------------------
       Minority interests                       326       425         --        --         --        --        751
     Equity in net income (loss) of USPEs       (96)      156         --        --          2       138        200
                                           ------------------------------------------------------------------------
     Net income (loss)                     $   (682) $ (1,541)  $    458  $    157   $    (98) $   (563)  $ (2,269)
                                           ========================================================================

     Total assets as of September 30, 1999 $ 28,516  $ 25,401   $  9,234  $  4,356   $ 13,267  $  5,961   $ 86,735
                                           ========================================================================

<F1>
---------------------------
   1 Includes interest income and costs not identifiable to a particular segment, such as general and administrative, interest expense, and certain operations support. Also includes aggregate net income from an investment in an entity owning a mobile offshore drilling unit.


                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

8.       OPERATING SEGMENTS (CONTINUED)

                                            Marine                                    Marine
     For the Three Months Ended             Vessel   Aircraft   Railcar   Trailer    Container  All
           September 30, 1998              Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  3,187  $  2,314   $  1,015  $    804   $    136  $     --   $   7,456
       Interest income and other                 --        --         --         2         --       179         181
       Gain (loss) on disposition of             --     1,189          2        (8)       142        --       1,325
        equipment
                                           -------------------------------------------------------------------------
         Total revenues                       3,187     3,503      1,017       798        278       179       8,962

     COSTS AND EXPENSES
       Operations support                     1,735        39        175       181          2        15       2,147
       Depreciation and amortization          1,706     2,978        318       250        129         7       5,388
       Interest expense                          --         9         --        --         --       503         512
       Management fees to affiliate             159       107         82        52          7        --         407
       General and administrative expenses       38        62         10       124          2       173         409
       Loss on revaluation                    4,093        --         --        --        183        --       4,276
       Provision for (recovery of) bad           --       120         --        (2)       (14)       --         104
     debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             7,731     3,315        585       605        309       698      13,243
                                           -------------------------------------------------------------------------
     Minority interests                         119      (106)        --        --         --        --          13
     Equity in net income (loss) of USPEs    (1,051)      167         --        --        (19)       63        (840)
                                           -------------------------------------------------------------------------
     Net income (loss)                     $ (5,476) $    249   $    432  $    193   $    (50) $   (456)  $  (5,108)
                                           =========================================================================
     Total assets as of September 30, 1998 $ 35,005  $ 36,701   $  8,205  $  5,643   $  5,123  $ 18,590   $ 109,267
                                           =========================================================================


                                            Marine                                    Marine
     For the Nine Months Ended              Vessel   Aircraft   Railcar   Trailer    Container  ALl
           September 30, 1999              Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1   Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  8,451  $  3,786   $  3,410  $  1,996   $  1,396  $     --   $  19,039
       Interest income and other                 12         4         --        (1)        --        93         108
       Gain (loss) on disposition of             --    24,414        (31)     (187)        92        --      24,288
        equipment
                                           -------------------------------------------------------------------------
         Total revenues                       8,463    28,204      3,379     1,808      1,488        93      43,435

     COSTS AND EXPENSES
       Operations support                     5,561       788        616       559          3        38       7,565
       Depreciation and amortization          4,713     5,937      1,105       577      1,315        23      13,670
       Interest expense                          --        15         --        --         --     1,588       1,603
       Management fees to affiliate             410       189        232       115         70        --       1,016
       General and administrative expenses      133       304         50       361          8       516       1,372
       Provision for bad debts                   29        --         33        16         --        --          78
                                           -------------------------------------------------------------------------
         Total costs and expenses            10,846     7,233      2,036     1,628      1,396     2,165      25,304
                                           -------------------------------------------------------------------------
     Minority interests                         276    (8,224)        --        --         --        --      (7,948)
     Equity in net income (loss) of USPEs      (233)      480         --        --          2       425         674
                                           -------------------------------------------------------------------------
     Net income (loss)                     $ (2,340) $ 13,227   $  1,343  $    180   $     94  $ (1,647)  $  10,857
                                           =========================================================================
     Total assets as of September 30, 1999 $ 28,516  $ 25,401   $  9,234  $  4,356   $ 13,267  $  5,961   $  86,735
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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

8.   OPERATING SEGMENTS (CONTINUED)

                                            Marine                                    Marine
     For the Nine Months Ended              Vessel   Aircraft   Railcar   Trailer    Container  All
           September 30, 1998              Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  8,222  $  6,873   $  3,079  $  2,437   $    580  $     --   $  21,191
       Interest income and other                 64        19         --         9          4       411         507
       Gain on disposition of equipment          19     5,603         12        88        524        --       6,246
                                           -------------------------------------------------------------------------
         Total revenues                       8,305    12,495      3,091     2,534      1,108       411      27,944

     Costs and expenses
       Operations support                     4,972       306        569       579         11        48       6,485
       Depreciation and amortization          4,385     9,026        950       801        459        25      15,646
       Interest expense                          --        28         --        --         --     1,515       1,543
       Management fees to affiliate             411       339        225       161         24        --       1,160
       General and administrative expenses      156       241         37       431          8       555       1,428
       Loss on revaluation                    4,093        --         --        --        183        --       4,276
       Provision for (recovery of) bad           --       182        (18)       (8)       104        --         260
         debts
                                           -------------------------------------------------------------------------
         Total costs and expenses            14,017    10,122      1,763     1,964        789     2,143      30,798
                                           -------------------------------------------------------------------------
     Minority interests                         217      (297)        --        --         --        --         (80)
     Equity in net income (loss) of USPEs    (1,325)    7,673         --        --        (19)      171       6,500
                                           -------------------------------------------------------------------------
     Net income (loss)                     $ (6,820 )$  9,749   $  1,328  $    570   $    300  $ (1,561 ) $   3,566
                                           =========================================================================

     Total assets as of September 30, 1998 $ 35,005  $ 36,701   $  8,205  $  5,643   $  5,123  $ 18,590   $ 109,267
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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

12.  RESTATEMENT

The financial statements, with the exception of the balance sheet, have been restated to reflect the consolidation of the Partnership's majority interests in greater than 50% owned USPE's previously reported under the equity method of accounting for the period ending September 30, 1999.

As a result of the consolidation, total assets, total liabilities, and minority interests changed as of December 31, 1998 as follows:

                                    1998
                           As reported      Amended
                          --------------------------

     Total assets            $88,337       $104,270
     Total liabilities        35,383         38,022
     Minority interests           --         13,294

Additionally, as a result of the consolidation, total revenues, total expenses, minority interests, and equity in net income (loss) of USPEs changed for the three months ended September 30, 1999 and 1998 as follows:

                                     1999                            1998
                          As reported       Amended      As reported    Amended
                         ---------------------------   -------------------------
Total revenues            $  5,017       $  5,815       $  6,322       $  8,962
Total expenses               6,457          9,035         10,635         13,243
Minority interests              --            751             --             13
Equity in net income
 (loss) of USPEs              (829)           200           (795)          (840)
Net loss                 $  (2,269)     $  (2,269)     $  (5,108)     $  (5,108)

Total revenues, total expenses, minority interests, and equity in net income of USPEs changed for the nine months ended September 30, 1999 and 1998 as follows:

                                   1999                            1998
                          As reported     Amended      As reported      Amended
                        ---------------------------   -------------------------
Total revenues           $  13,859      $  43,435       $ 20,129      $  27,944
Total expenses              18,033         25,304         23,337         30,798
Minority interests              --         (7,948)            --            (80)
Equity in net income
  of USPEs                  15,031            674          6,774          6,500
Net income               $  10,857      $  10,857       $  3,566       $  3,566

The consolidation of the Partnership's majority interests in USPE's did not change partners' capital or net income.

In September 1999, the General Partner amended the corporate-by-laws of the Partnership and any affiliated program's investments in USPE's that own an interest greater than 50%. The amendment to the corporate-by-laws provides that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment regardless of the percentage of ownership. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPE's. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus it is appropriate in the future that the equity method of accounting be used. Accordingly, as of September 30, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

13.  SUBSEQUENT EVENT

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

                                                 For the Three Months
                                                   Ended September 30,
                                               1999             1998
                                               ----------------------------
  Railcars                                     $    937              840
  Marine vessels                                    842            1,452
  Marine containers                                 636              134
  Trailers                                          513              623
  Aircraft, aircraft engines, and components         (7)           2,275

Railcars: Railcar lease revenues and direct expenses were $1.1 million and $0.2 million, respectively, for the three months ended September 30, 1999, compared to $1.0 million and $0.2 million, respectively, during the same period of 1998. The increase in railcar lease revenues was due to the purchase of a group of railcars during the fourth quarter of 1998.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.6 million and $1.8 million, respectively, for the three months ended September 30, 1999, compared to $3.2 million and $1.7 million, respectively, during the same period of 1998. Lease revenues declined $1.2 million on three marine vessels due to lower lease rates that were offset by lease revenues of $0.6 million earned on the additional marine vessel purchased during 1999. In addition, during the three months ended September 30, 1999, direct expenses increased $0.3 million due to the purchase of a marine vessel during 1999 and decreased $0.3 million for two other marine vessels due to lower required repairs.

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

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.7 million and $0.7 million, respectively, for the three months ended September 30, 1999, compared to $2.3 million and $39,000, respectively, during the same period of 1998. The decrease in aircraft contribution of $1.3 million was due to the sale of the Partnership's majority interest in a Boeing 767-200ER Stage III commercial aircraft and the decrease of $0.4 million was due to a Boeing 737-200 that was off-lease during the third quarter of 1999 that was on-lease during the same period of 1998. Direct expenses increased $0.7 million due to required repairs to the Boeing 737-200 and 767-200 that are off-lease.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $6.1 million for the quarter ended September 30, 1999 decreased from $11.1 million for the same period in 1998. Significant variances are explained as follows:

     (i) Loss on revaluation of marine vessels and marine containers decreased $4.3 million during the three months ended September 30, 1999 when compared to the same period of 1998. There was no revaluation of equipment required during the third quarter of 1999.

     (ii)A $0.5 million decrease in depreciation and amortization expenses from 1998 levels primarily reflects the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and the sale of certain equipment during 1999 and 1998 offset, in part, by an increase of $0.9 million from the purchase of certain assets during 1999 and 1998.

     (iii) A $0.1 million decrease in the provision for bad debts based on the General Partner's evaluation of the collectability of receivables.

     (iv)A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the three months ended September 30, 1999 when compared to the same period of 1998 .

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

(D)  Minority interests

Minority interests decreased $0.7 million due to a decrease in lease revenues of $1.8 million, and a decrease in direct and indirect expenses of $31,000 during the three months ended September 30, 1999 when compared to the same period of 1998, as it relates to the minority's percentage of ownership in these interests.

(E) Interest and other income

Interest and other income decreased $0.2 million due to lower average cash balances available for investment when compared to the same period of 1998.

(F)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                   For the Three Months
                                                    Ended September 30,
                                                  1999               1998
                                                ------------------------------
  Aircraft                                      $     156         $     167
  Mobile offshore drilling unit                       138                63
  Marine containers                                     2               (19)
  Marine vessels                                      (96)           (1,051)
                                                -------------     ------------
      Equity in net loss of USPEs               $     200         $    (840)
                                                ==============    ============

Aircraft: As of September 30, 1999 and 1998, the Partnership owned an interest in two commercial aircraft on a direct finance lease. During the third quarter of 1999, revenues of $0.2 million and were offset by depreciation expense, direct expenses, and administrative expenses of $17,000. During the same period of 1998, lease revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $23,000 million.

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

Marine vessels: As of September 30, 1999 and 1998, the Partnership owned an interest in entities that own two marine vessels. During the third quarter of 1999, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 1998, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million and a loss on the revaluation of a marine vessel of $1.0 million. Lease revenues and depreciation expense, direct expenses, and administrative expenses remained relatively the same for the third quarter of 1999 and 1998 except there was no loss on the revaluation of marine vessels required during the three months ended September 30, 1999.

(G)  Net Loss

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

                                                      For the Nine Months
                                                       Ended September 30,
                                                    1999             1998
                                                    ----------------------------
  Aircraft, aircraft engines, and components        $  2,998       $   6,567
  Marine vessels                                       2,890           3,250
  Railcars                                             2,794           2,510
  Trailers                                             1,437           1,858
  Marine containers                                    1,393             569

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $3.8 million and $0.8 million, respectively, for the nine months ended September 30, 1999, compared to $6.9 million and $0.3 million, respectively, during the same period of 1998. The decrease in aircraft lease revenues of $1.1 million was due to a Boeing 737-200 being off-lease during the nine months ended September 30, 1999 that was on-lease during the same period of 1998. Additionally, the decrease in aircraft lease revenues of $2.1 million was due to the sale Partnership's majority interest in a Boeing 767-200ER Stage III commercial aircraft. Direct expenses increased $0.5 million due to required repairs to the Boeing 737-200 and 767-200 that are off-lease.

Marine vessels: Marine vessel lease revenues and direct expenses were $8.5 million and $5.6 million, respectively, for the nine months ended September 30, 1999, compared to $8.2 million and $5.0 million, respectively, during the same period of 1998. The purchase of two marine vessels during 1998 and 1999 generated $2.2 million in additional lease revenues while the existing marine vessels saw lease revenues decrease $1.9 million due to a decline in lease rates. Direct expenses from the two marine vessels purchased during 1999 and 1998 increased these expenses $1.1 million, while the existing marine vessels saw a declined of $0.4 million in repairs and maintenance. Direct expenses also decreased $0.1 million during 1999 as the result of marine vessels sales during 1998.

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

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $17.7 million for the nine months ended September 30, 1999 decreased from $24.3 million for the same period in 1998. Significant variances are explained as follows:

     (ii)A $0.1 million increase in interest expense was due to a higher average debt balance on the short-term credit facility when compared to 1998.

     (iii) Loss on revaluation of marine vessels and marine containers decreased $4.3 million during the nine months ended September 30, 1999 when compared to the same period of 1998. There was no revaluation of equipment required during the nine months ended September 30, 1999.

     (iv)A $2.0 million decrease in depreciation and amortization expenses from 1998 levels reflects the decrease of $3.3 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $1.8 million due to the sale of certain equipment during 1999 and 1998. These decreases were offset in part, by an increase of $3.0 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 1999.

     (v) A $0.2 million decrease in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

     (vi)A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the three months ended September 30, 1999 when compared to the same period of 1998.

     (vii) A $0.1 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

(C)   Net Gain (Loss) on Disposition of Owned Equipment

The net loss on the  disposition  of owned  equipment  for the nine months ended
September 30, 1999 totaled $24.3 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $1.6 million, for $1.5 million and the Partnership's majority interest in a Boeing 767-200ER Stage III commercial aircraft with a net book value of $15.6 million for $40.1 million which includes $3.6 million of unused engine reserves. The net gain on the disposition of owned equipment for the nine months ended September 30, 1998 totaled $6.2 million, and resulted from the sale of a commercial aircraft, an aircraft engine, marine containers, trailers, and railcars, with an aggregate net book value of $5.4 million, for $11.7 million which included $1.4 million of unused engine reserves.

(D)  Minority interests

Minority interests increased $7.9 million due to the gain on the sale of the Partnership's majority interest in an aircraft of $24.4 million of which the minority's percentage of the gain was $8.8 million. The increase from the sale was offset in part, by a decrease in lease revenues of $2.7 million, and a decrease in direct and indirect expenses of $0.2 million during the nine months ended September 30, 1999 when compared to the same period of 1998, as it relates to the minority's percentage of ownership in these interests.

(E) Interest and other income

Interest and other income decreased $0.4 million due to lower average cash balances available for investments when compared to the same period of 1998.

(F)  Equity in Net Income of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                               For the Nine Months
                                                 Ended September 30,
                                              1999               1998
                                            ------------------------------
  Aircraft                                   $     480         $   7,673
  Mobile offshore drilling unit                    425               171
  Marine containers                                  2               (19)
  Marine vessels                                  (233)           (1,325)
                                             -----------        ----------
      Equity in net income of USPEs          $     674          $  6,500
                                             ============       ==========

Aircraft: As of September 30, 1999 and 1998, the Partnership owned an interest in two commercial aircraft on a direct finance lease. During the nine months ended September 30, 1999, revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. During the same period of 1998, revenues of $1.6 million and the gain from the sale of an interest in the trust that held four commercial aircraft of $6.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. The decrease in revenues of $1.0 million during the nine months ended September 30, 1999, was due to the sale of the Partnership's investment in a trust owning four commercial aircraft during 1998. The decrease of $0.7 million in depreciation expense, direct expenses, and administrative expenses that was also caused by this sale during 1998.

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

Marine vessels: As of September 30, 1999 and 1998, the Partnership owned an interest in entities that own two marine vessels. During the nine months ended September 30, 1999, revenues of $1.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.2 million. During the same period of 1998, revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million and a loss on the revaluation of a marine vessel of $1.0 million. The decrease in lease revenues of $0.2 million was primarily due to lower lease rates earned on the marine vessels. The decrease in depreciation expense, direct expenses, and administrative expenses was primarily due to the decrease of $0.2 million from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. Repairs and maintenance to the marine vessels also decreased $0.1 million during the nine months ended September 30, 1999, due to fewer repairs required when compared to the same period of 1998. Additionally, there was no loss on the revaluation of marine vessels required during the nine months ended September 30, 1999.

(G)  Net Income

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

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 1999, the Partnership generated $(4.0) million in operating cash (net cash provided by operating activities, plus non-liquidating distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the nine months ended September 30, 1999 of $10.4 million) to the partners, but also used undistributed available cash from prior periods of $14.4 million.

During the nine months ended September 30, 1999, the Partnership sold or disposed of owned equipment and a majority owned aircraft for aggregate proceeds of $38.0 million. The Partnership's share of the aggregate proceeds from these sales was $24.9 million.

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

The Partnership purchased a majority interest in a Boeing 737 Stage III commercial aircraft for $14.0 million and paid acquisition fees of $0.1 million to FSI for this investment The Partnership also increased its investment in a trust owning marine containers by $0.1 million and paid no fees to FSI.

The Partnership did not pay $0.9 million of acquisition and lease negotiation fees on $16.6 million of owned equipment and investments in USPE's purchased during 1999. The Partnership has reached certain fee limitations, per the partnership agreement, that can be paid to FSI.

Lessee deposits and reserve for repairs decreased $4.9 during the nine months ended September 30, 1999 when compared to December 31, 1998. Engine reserves and security deposits decreased $4.2 million due to sale of the Partnership's majority interest in a Boeing 767-200ER Stage III commercial aircraft. Of the decrease of $4.2 million, $3.6 million of unused engine reserves were added to sales proceeds and the remaining balance of $0.7 million was used to pay outstanding account receivables. Additionally, $0.7 million in marine vessel dry-dock reserves were reclassified to a USPE. .

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



                                            PLM EQUIPMENT GROWTH FUND VI

                                            By:     PLM Financial Services, Inc.
                                                    General Partner



Date: January 25, 2000                      By:     /s/ Richard K Brock
                                               ---------------------------------
                                                    Richard K Brock
                                                    Vice President and
                                                    Corporate Controller