Form 10-K
period 1999-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 2000-03-28
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999.

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

An index of exhibits filed with this Form 10-K is located at page 30.

Total number of pages in this report: 59.

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

The Partnership's primary objectives are:

     (1) to invest in a diversified portfolio of low obsolescence equipment with long lives and high residual values, at prices that the General Partner believes to be below inherent values, and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment. All transactions over $1.0 million must be approved by PLM International's Credit Review Committee (the Committee), which is made up of members of PLM International's senior management. In determining a lessee's creditworthiness, the Committee considers, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit;

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the limited partners until such time as the General Partner commences the orderly liquidation of the Partnership assets, or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

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

The offering of units of the Partnership  closed on May 24, 1993. As of December
31,  1999,  there  were  8,191,718  units   outstanding.   The  General  Partner
contributed $100 for its 5% general partner interest in the Partnership.

Beginning in the Partnership's seventh year of operation, which commenced January 1, 2000, the General Partner stopped reinvesting cash flow. Surplus funds, if any, less reasonable reserves, will be distributed to the partners. In the ninth year of operations of the Partnership, which commences January 1, 2002, the General Partner intends to begin the dissolution and liquidation of the Partnership in an orderly fashion, unless the Partnership is terminated earlier upon sale of all of the equipment or by certain other events. Under certain circumstances, however, the term of the Partnership may be extended. In no event will the Partnership be extended beyond December 31, 2011.

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio, and the original cost of investments in unconsolidated special-purpose entities as of December 31, 1999 (in thousands of dollars):

                                                      TABLE 1

 Units                          Type                                  Manufacturer                       Cost
-------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:
      2     Container cargo carrier vessels                   O. C. Staalskibsvaerft A/F             $     16,036
      1     Anchor-handling supply vessel                     Moss Point Marine                            10,058
  6,470     Marine containers                                 Various                                      16,866
  3,001     Refrigerated marine containers                    Various                                       7,825
      1     DC-9-82 Stage III commercial aircraft             McDonnell Douglas                            13,951
      1     737-200 Stage II commercial aircraft              Boeing                                        5,406
      1     Portfolio of aircraft rotables                    Various                                       2,273
    368     Pressurized tank railcars                         Various                                      10,716
    180     Nonpressurized tank railcars                      Various                                       3,482
    139     Covered hopper railcars                           Various                                       3,086
    125     Refrigerated trailers                             Various                                       4,268
    343     Dry piggyback trailers                            Stoughton                                     5,273
    235     Dry trailers                                      Various                                       2,172
                                                                                                     =============
                Total owned equipment held for operating leases                                      $    101,412<F1>1
                                                                                                     =============

Investments in unconsolidated special-purpose entities:

   0.62     737-300 Stage III commercial aircraft             Boeing                                 $     14,150<F2>2
   0.40     Equipment on direct finance lease:
              Two DC-9 Stage III commercial aircraft          McDonnell Douglas                             4,505<F3>3
   0.53     Product tanker                                    Boelwerf-Temse                               10,476<F2>2
   0.50     Container cargo feeder vessel                     O. C. Staalskibsvaerft A/F                    4,004<F2>2
   0.20     Handymax dry bulk carrier marine vessel           Tsuneishi Shipbuilding Co., Ltd               3,553<F2>2
   0.25     Marine containers                                 Various                                       2,636<F2>2
                                                                                                       -----------

                Total investments in unconsolidated special-purpose entities                         $     39,324<F1>1

--------------------------
<F1>  1   Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of purchase, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), or PLM Worldwide Management Services (WMS).
<F2>  2   Jointly owned:  EGF VI and an affiliated progra.
<F3>  3   Jointly owned:  EGF VI and two affiliated programs.



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

As of December 31, 1999, approximately 48% of the Partnership's trailer equipment operated in rental yards owned and maintained by PLM Rental, Inc., the short-term trailer rental subsidiary of PLM International doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No. 13 "Accounting for Leases". Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of other indirect expenses related to the rental yard operations is charged to the Partnership monthly.

The lessees of the equipment include but are not limited to: Domino Sugar Corp., Union Carbide Corporation, Tosco Refining Company, Terra Nitrogen Corporation, Trans World Airlines, Aero California, Seacor Smit Inc., and AAR Allen Group International.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly-owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date, or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

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

(D)  Demand

The Partnership currently operates in the following operating segments: marine vessel leasing, marine container leasing, aircraft leasing, railcar leasing, and trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)  Marine Vessels

The Partnership owns or has investments in small to medium-sized dry bulk vessels, product tankers, and container vessels, all of which operate in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's vessels through a combination of spot and period charters, an approach that provides the flexibility to adapt to changes in market conditions. The Partnership also owns an anchor-handling supply vessel that operates through bareboat charters.

(a) Container and Container Feeder Vessels

Container vessels are used to transport cargo that is shipped in containers. Vessels that transport containers from small outlying ports to main transportation hubs serviced by regularly scheduled ocean liners, are called container feeder vessels.

Container vessels typically carry up to approximately 1,000 20-foot equivalent unit (TEU) containers. For the past several years, this trade has been generally characterized by growth in both supply and demand. In 1998, however, these patterns changed as worldwide container shipments dropped by about 1%. In 1999, this sector resumed growth due to some stabilization of the Asian economies. In the future, containerized shipping is expected to continue to grow somewhat faster than world trade, as more types of cargo are introduced to containerization and larger-sized vessels reduce the cost of main-line container shipments.

After beginning 1999 at low levels, container vessel freight rates staged a recovery late in the first quarter due to increased shipment volumes. Throughout 1999, vessels carrying over 1,000 TEU containers experienced significant rate improvement, however, such improvement was limited for smaller feeder vessels. If economic growth continues as expected, freight rates for these vessels should improve during 2000. New building of feeder vessels is not expected to undermine any potential for rate improvement, as only 6.1% of the existing fleet was on order as of the end of 1999.

(b)  Product Tankers

During 1999, product tanker markets experienced declines in charter rates and vessel values brought about by volatile oil and oil product prices, relatively low growth in trade volumes, and high rates of new product tanker deliveries. The 1999 daily charter rates for standard-size product tankers averaged 21% lower than in 1998 and 39% lower than in 1997. This decline was primarily due to a deterioration in oil products trade in European markets.

Since crude oil is the source feedstock for oil products, the products trade is closely tied to crude oil prices. Although 1999 was a year of rising oil prices, volatility in trading appeared to depress actual shipping volumes, particularly in Europe. Although product imports to the United States (U.S.) and Japan increased such that the entire worldwide market grew by 2.7% during 1999, due to the lingering effects of the Asian recession, shipping volumes ended the year below the levels of 1996-1997.

Measured by deadweight tons, the product tanker fleet grew by only 3.2% during 1999, as overall supply was significantly moderated by a 150% increase in scrapping levels as compared to 1998. For 2000, the product tanker fleet is expected to expand due to a 6.5% rise in new deliveries. This increase is due to the continuing effects of high order levels in the mid-1990s, which was driven by growth in Asian trade and the anticipated effects of the U.S. Oil Pollution Act of 1990. Under this Act, tankers over 25 years old are restricted from trading to the U.S. if they do not have double bottoms and/or double hulls (similar, though somewhat less stringent restrictions are in place within developing nations). These regulations have the effect of inducing the retirement of older vessels that would otherwise continue trading.

The Partnership's product tanker is a single-bottom, single-hull tanker that is restricted from trading in the U.S. effective January 1, 2000. This vessel has been moved to markets not affected by these regulations.

The combined effects of regulatory restrictions and low charter rates are expected to keep scrapings at relatively high levels throughout 2000. However, an anticipated high rate of new tanker deliveries will prevent much improvement in rates and ship values during 2000. Should high scrapping levels continue beyond then, this could offset increases in new deliveries and prevent further significant declines in freight rates and ship values.

(c)  Anchor-Handling Supply Vessel

The Partnership owns one U.S.-flagged anchor-handling supply vessel used to support rig drilling operations in the U.S. Gulf of Mexico. Although this type of vessel can be used in other regions, the U.S. Gulf of Mexico is the more desirable market due to U.S. maritime law which stipulates that only U.S.-flagged vessels be used in this region.

Demand for anchor-handling vessels depends primarily on the demand for floating drilling services by oil companies. During 1999, demand for such services remained at 1997-98 levels, however several higher-capacity vessels were delivered during 1998-99, resulting in lower utilization and rates.

The 1999 recovery in oil prices has led forecasters to expect an increase in drilling activity for 2000, as rising oil prices improve the economics of offshore oil and gas development. Oil companies are expected to increase their drilling programs during 2000, although it is uncertain by how much. Increases in capacity brought about by new building may delay a return to the higher utilization and rate levels experienced during 1997-98.

(d)      Dry Bulk Vessels

Dry bulk shipping is a cyclical business that induces capital investment during periods of high freight rates and leads to a contraction in investment during periods of low rates. Currently, the industry environment is one of slow growth. Fleet size is relatively stable, the overall bulk carrier fleet grew by less than 1%, as measured by deadweight tons, and the total number of ships shrank slightly in 1999.

Freight rates, after declining in 1998 due, in part, to the Asian recession, improved for dry bulk vessels of all sizes during 1999. Freight rates increased during the year such that by the end of 1999, they had reverted back to 1997 levels, although these levels are still moderate by historical comparison. The 1999 improvement was driven by increases in U.S. grain exports as well as stronger trade in iron ore and steel products.

Total dry bulk trade, as measured in deadweight tons, is estimated to have grown by approximately 2% during 1999, compared to a flat year in 1998. Forecasts for 2000 indicate that bulk trade should continue to grow, albeit at slow rates.

During 1999, ship values reversed the declines of the prior year, ending as much as 30% above the levels seen at the beginning of the year for certain vessel types. This upturn in ship values was due to a general improvement in dry bulk trade as well as increases in the cost of new building as compared to 1998. A slow but steady rise in trade volumes, combined with low fleet expansion, both of which are anticipated to continue in 2000, may provide some basis for increases in freight rates and ship values in the future. For example, it is believed that should growth in demand return to historic levels of 3% annually, this could stimulate increases in freight rates and ship values, and ultimately, induce further investment in new building.

(2)  Marine Containers

The marine container leasing market started 1999 with industrywide utilization rates in the mid 70% range, down somewhat from the beginning of 1998. The market strengthened throughout the year such that most container leasing companies reported utilization of 80% by the end of 1999. Offsetting this favorable trend was a continuation of historically low acquisition prices for new containers acquired in the Far East, predominantly China. These low prices put pressure on fleetwide per diem leasing rates.

The Partnership took advantage of attractive purchase prices by acquiring several groups of containers during the year. It is the General Partner's belief that acquiring containers at these historically low prices will yield strong long-terms results for the Partnership.

Industry consolidation continued in 1999 as the parent of one of the world's top ten container lessors finalized the outsourcing of the management of its container fleet to a competitor. However, the General Partner believes that such consolidation is a positive trend for the overall container leasing industry, and ultimately will lead to higher industrywide utilization and increased per diem rates.

(3)  Aircraft

(a)      Commercial Aircraft

After experiencing relatively robust growth over the prior four years, demand for commercial aircraft softened somewhat in 1999. Boeing and Airbus, the two primary manufacturers of new commercial aircraft, saw a decrease in their volume of orders, which totaled 368 and 417 during 1999, compared to 656 and 556 in 1998. The slowdown in aircraft orders can be partially attributed to the full implementation of U.S. Stage III environmental restrictions, which became fully effective on December 31, 1999. Since these restrictions effectively prohibit the operation of noncompliant aircraft in the U.S. after 1999, carriers operating within or into the U.S. either replaced or modified all of their noncompliant aircraft before the end of the year. The continued weakness of the Asian economy has also served to slow the volume of new aircraft orders. However, with the Asian economy now showing signs of recovery, air carriers in this region are beginning to resume their fleet building efforts.

Demand for, and values of, used commercial aircraft have been adversely affected by the Stage III environmental restrictions and an oversupply of older aircraft as manufacturers delivered more new aircraft that the overall market required. Boeing predicts that the worldwide fleet of jet-powered commercial aircraft will increase from approximately 12,600 airplanes as of the end of 1998 to about 13,700 aircraft by the end of 2003, an average increase of 220 units per year. However, actual deliveries for the first two years of this period, 1998 and 1999, averaged 839 units annually. Although some of the resultant surplus used aircraft have been retired, the net effect has been an overall increase in the number of used aircraft available. This has resulted in a decrease in both market prices and lease rates for used aircraft. Weakness in the used commercial aircraft market may be mitigated in the future as manufacturers bring their new production more in line with demand and given the anticipated continued growth in air traffic. Worldwide, demand for air passenger services is expected to increase at about 5% annually and freight services at about 6% per year, for the foreseeable future.

This Partnership owns 100% of one Stage III-compliant aircraft and 40% of two similar aircraft. These assets were not affected by changes in market conditions as they remained on lease throughout 1999. The Partnership also owns 62% of one Stage III aircraft and 100% of one Stage II aircraft, both of which were off lease during 1999 and thus were impacted by the soft market conditions described above.

(b)  Rotables

The Partnership also owns a package of aircraft components, or rotables, that are used for Stage III aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The types of rotables owned and leased by the Partnership include avionics, replacement doors, control surfaces, pumps, valves, and other comparable equipment. The rotable market remained stable in 1999.

(4)  Railcars

(a)  Pressurized Tank Cars

Pressurized tank cars are used to transport primarily liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The major U.S. markets for natural gas are industrial applications (40% of estimated demand in 1998), residential use (21%), electrical generation (15%), and commercial applications (14%). Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar. Population growth and dietary trends also play an indirect role.

On an industrywide basis, North American carloadings of the commodity group that includes petroleum and chemicals increased 2.5% in 1999, compared to 1998. Correspondingly, demand for pressurized tank cars remained solid during 1999, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars have been renewed for "winter only" terms of approximately six months. As a result, it is anticipated that there will be more pressurized tank cars than usual coming up for renewal in the spring.

(b)  General-Purpose (Nonpressurized) Tank Cars

These cars, which are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating and vegetable oils, molten sulfur, and corn syrup, continued to be in high demand during 1999. The overall health of the market for these types of commodities is closely tied to both the U.S. and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 1999 carloadings of the commodity group that includes chemicals and petroleum products rose 2.5% over 1998 levels. Utilization of the Partnership's nonpressurized tank cars was above 98% again during 1999.

(c)  Covered Hopper (Grain) Cars

Demand for covered hopper cars, which are specifically designed to service the agricultural industry, continued to experience weakness during 1999. The U.S. agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feed lots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the U.S., due to higher population growth, a rapid pace of industrialization, and rising disposable income.

Within the U.S., 1999 carloadings of agricultural products increased 4.3%, while Canadian carloadings of these products fell 3.4%, resulting in an overall increase within North America of only 2.8% compared to 1998. Since the combined North American shipments for 1998 had decreased 7.7% over the previous year, the 1999 volume, while representing a slight increase, is still below 1997 levels. Another factor contributing to softness in the covered hopper car market has been the large number of new cars built in the last few years. Production of new railcars of all types is estimated to have reached 57,685 cars during 1999, with covered hopper cars representing 19,845, or one-third, of this total. For those covered hopper cars whose leases expired in 1999, both industrywide and within the Partnership, the combination of a lack of strong demand and an excess supply of cars resulted in many of these expiring leases being renewed at considerably lower rates.

(5)  Trailers

(a)  Intermodal (Piggyback) Trailers

Intermodal (piggyback) trailers are used to transport a variety of goods either by truck or by rail. Over the past decade, intermodal trailers have been gradually displaced by domestic containers as the preferred method of transport for such goods. During 1999, demand for intermodal trailers was more volatile than usual . Slow demand occurred over the first half of the year due to customer concerns over rail service problems associated with mergers in the rail industry, however, demand picked up significantly over the second half of the year due to both a resolution of these service problems and the continued strength of the U.S. economy. Due to a rise in demand which occurred over the latter half of 1999, overall, activity within the intermodal trailer market declined less than expected for the year, as total intermodal trailer shipments decreased by only approximately 2% compared to the prior year.

Although the trend towards using domestic containers instead of intermodal trailers is expected to continue in the future, overall intermodal trailer shipments are forecast to decline by only 2% to 3% in 2000, compared to the prior year, due to the anticipated continued strength of the overall economy. As such, the nationwide supply of intermodal trailers is expected to remain essentially in balance with demand for 2000. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals.

(b)  Dry Trailers

The U.S. nonrefrigerated (dry) trailer market continued to show improvement during 1999, as the strong domestic economy resulted in heavy freight volumes. With unemployment low, consumer confidence high, and industrial production sound, the outlook for leasing this type of trailer remains positive, particularly as the equipment surpluses of recent years are being absorbed by the buoyant market. In addition to high freight volumes, improvements in inventory turnover and tighter turnaround times have lead to a stronger overall trucking industry and increased equipment demand.

(c)  Refrigerated Trailers

The temperature-controlled trailer market continued to expand during 1999, although not as quickly as in 1998 when the market experienced very strong growth. The leveling off in 1999 occurred as equipment users began to absorb the increases in supply created over the prior two years. Refrigerated trailer users have been actively retiring their older units and consolidating their fleets in response to improved refrigerated trailer technology. Concurrently, there is a backlog of six to nine months on orders for new equipment.

As a result of these changes in the refrigerated trailer market, it is anticipated that trucking companies and shippers will utilize short-term trailer leases more frequently to supplement their existing fleets. Such a trend should benefit the Partnership, whose trailers are typically leased on a short-term basis.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, governmental, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require it's removal from service or extensive modification to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the U.S. Oil Pollution Act of 1990, which established liability for operators and owners of marine vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that do not meet certain noise, aging, and corrosion criteria. In addition, under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous U.S. unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has a Stage II aircraft that does not meet Stage III requirements. This Stage II aircraft is scheduled to be sold or re-leased in a country that does not require this regulation;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers and refrigerated trailers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations regulate the classification and packaging requirements of hazardous materials which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test.

As of December 31, 1999, the Partnership is in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in entities that own equipment for leasing purposes. As of December 31, 1999, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs) as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $166.1 million through the third quarter of 1993, with proceeds from the debt financing of $30.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

PLM International (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds), each a California limited partnership for which the
Company's wholly-owned subsidiary, FSI, acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

     In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below.The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy, (d) a one-time repurchase by each of Funds V, VI, and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit, and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in June 1999. The monetary settlement remains subject to certain conditions, including notice to the monetary class and final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including: (a) notice to the equitable class, (b) disapproval of the proposed amendments to the partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, and (c) judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. No hearing date is currently scheduled for the final fairness hearing. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership has initiated litigation in various official forums in India against a defaulting Indian airline lessee to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed its property previously leased to such airline. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airlines' counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes the likelihood of an unfavorable outcome from the counterclaims is remote.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.    MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 1999, there were 9,672 limited partners holding units in the Partnership.

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

The Partnership may redeem a certain number of units each year under the terms of the Partnership's Limited Partnership Agreement, beginning November 24, 1995. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding units each year. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. As of December 31, 1999, the Partnership had agreed to purchase approximately 4,000 units for an aggregate price of $30,400. The General Partner anticipates that these units will be repurchased in the first and second quarters of 2000. As of December 31, 1999, the Partnership has repurchased a cumulative total of 126,529 units at a cost of $1.5 million. In addition to these units, the General Partner may purchase additional limited partnership units on behalf of the Partnership in the future.











                      (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
        (In thousands of dollars, except weighted-average unit amounts)

                                                       1999          1998          1997          1996          1995
                                                   ----------------------------------------------------------------------

      Operating results:
        Total revenues                             $  50,209     $  35,140     $  39,576     $  36,356     $  35,216
        Net gain on disposition of equipment          25,951         6,253        10,121         7,214           128
        Loss on revaluation of equipment               3,567         4,276            --            --            --
        Equity in net income (loss) of uncon-
          solidated special-purpose entities          (1,003)        6,465         3,336         3,700            --
        Net income (loss)                              5,996         1,445         9,232         8,291        (1,974)

      At year-end:
        Total assets                               $  78,204     $ 104,270     $ 121,551     $ 123,441     $ 132,484
        Total liabilities                             33,183        38,022        39,006        41,059        39,253
        Note payable                                  30,000        30,000        30,000        31,286        30,000

      Cash distribution                            $  13,806     $  15,226     $  17,384     $  17,467     $  17,518

      Cash distribution representing
        a return of capital to the limited
        partners                                   $   7,810     $  13,781     $   8,152     $   9,176     $  16,642

      Per weighted-average limited partnership unit:

        Net income (loss)                          $    0.65<F1>1$    0.08<F1>1$    1.01<F1>1$    0.89<F1>1$   (0.34)<F1>1

        Cash distribution                          $    1.60     $    1.76     $    2.00     $    2.00     $    2.00

        Cash distribution representing
          a return of capital                      $    0.95     $    1.68     $    0.99     $    1.11     $    2.00

<F1>

1 After reduction of income necessary to cause the General Partner's capital account to equal zero of $0.4 million ($0.04 per weighted-average depositary unit) in 1999, $0.7 million ($0.08 per weighted-average depositary unit) in 1998, $0.4 million ($0.04 per weighted-average depositary unit) in 1997, $0.5 million ($0.05 per weighted-average depositary unit) in 1996, and $1.1 million ($0.12 per weighted-average depositary unit) in 1995.







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

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be re-marketed. Major factors influencing the current market rate for Partnership equipment include, but are not limited to, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 1999 primarily in its railcar, trailer, marine vessel, aircraft, and marine container portfolios.

     (a) Railcars: While this equipment experienced some re-leasing activity, lease rates in this market remain relatively constant.

     (b) Trailers: The Partnership's trailer portfolio operates in short-term rental facilities or with short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity.

     (c) Marine vessels: Certain of the Partnership's marine vessels ended their existing leases and are now operating in the voyage charter market. Voyage charters are usually short in duration and reflect the short-term demand and pricing trends in the vessel market. As a result, the Partnership experienced a decrease in lease revenues due to the weakness in the voyage charter market. These marine vessels will again be remarketed during 2000 exposing them to repricing and re-leasing risk.

     (d) Aircraft: One of the Partnership's stage II commercial aircraft ended its existing lease during 1999 and remains off lease. The Partnership also purchased an interest in an entity that owns a stage III commercial aircraft which it has been unable to lease.

     (e) Marine containers: Some of the Partnership's marine containers that are on lease are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The increase in marine container contributions was due to equipment purchases. Market conditions were relatively constant in repricing activity during 1999.

(2)  Equipment Liquidations and Nonperforming Lessees

Liquidation of Partnership equipment and investments in unconsolidated special-purpose entities (USPEs), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 1999:

     (a) Liquidations: During the year, the Partnership disposed of owned equipment that included a marine vessel, marine containers, trailers, and railcars, and an interest in a USPE trust that owned a mobile offshore drilling unit, for total proceeds of $12.8 million.

The Partnership also sold a commercial aircraft with a net book value of $15.6 million for proceeds of $40.1 million which included $3.6 million of unused engine reserves. The Partnership's share of the proceeds from this sale, after payment to the minority interest holders in this commercial aircraft, was $25.6 million.

     (b) Nonperforming lessees: Two former India lessees are having financial difficulties. The Partnership has initiated litigation in various official forums in India against the defaulting Indian airline lessees to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The total amount of $2.2 million due from these lessees has been reserved for as a bad debt. The Partnership has repossessed its property previously leased to these airlines.

(3)  Equipment Valuation

In accordance with Financial Accounting Standards Board statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $3.6 million to the carrying value of owned equipment were required during 1999. Reductions of $4.3 million and $1.0 million to the carrying value of owned equipment and partially owned equipment, respectively, were required during 1998. No reductions were required to the carrying value of equipment during 1997.

As of December 31, 1999, the General Partner estimated the current fair market value of the Partnership's equipment portfolio, including the Partnership's interest in equipment owned by USPEs, to be $95.2 million. This estimate is based on recent market transactions for equipment similar to the Partnership's equipment portfolio and the Partnership's interest in equipment owned by USPEs. Ultimate realization of fair market value by the Partnership may differ substantially from the estimate due to specific market conditions, technological obsolescence, and government regulations, among other factors that the General Partner cannot accurately predict.

(C) Financial Condition - Capital Resources, Liquidity, and Unit Redemption Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering of $166.1 million and permanent debt financing of $30.0 million. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. The Partnership's total outstanding indebtedness, currently $30.0 million, can only be increased by a maximum of $5.0 million, subject to specific covenants in existing debt agreements, unless the Partnership's senior lender will issue a waiver.

The Partnership relies on operating cash flow to meet its operating obligations and to make cash distributions.

For the year ended December 31, 1999, the Partnership generated $7.1 million in operating cash (net cash used in operating activities less minority interests plus non-liquidating cash distributions from USPEs) to meet its operating obligations and make distributions of $13.8 million to the partners, but also used undistributed available cash from prior periods of approximately $6.7 million.

Pursuant the terms of the limited partnership agreement, beginning December 1, 1994, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding units each year. The purchase price to be offered for such units will be equal to 110% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that unit. As of December 31, 1999, the Partnership had agreed to purchase approximately 4,000 units for an aggregate price of approximately $30,400. The General Partner anticipates that these units will be repurchased during the first and second quarters of 2000. In addition to these units, the General Partner may purchase additional units on behalf of the Partnership in the future.

The General Partner has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth & Income Fund VII (EGF VII) and Professional Lease Management Income Fund I (Fund
I), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash held by the borrower. The Partnership, EGF VII, Fund I, and TECAI collectively may borrow up to $24.5 million of the Committed Bridge Facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than June 30, 2000. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1999, no eligible borrower had any outstanding borrowings. As of March 27, 2000, no eligible borrower had any outstanding borrowings. The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

During 1999 the Partnership borrowed $0.4 million from the General Partner for 5 days. The General Partner charged the Partnership market interest rates. Total interest paid to the General Partner was $421.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.



















                      (This space intentionally left blank)

(D)  Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1999 and 1998

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1999, when compared to the year ended 1998. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment.

In September 1999, the General Partner amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the nine months ended September 30, 1999 and were included with the owned equipment operations. For the three months ended
December 31, 1999, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                  For the Years
                                                Ended December 31,
                                                1999             1998
                                              ----------------------------
  Railcars                                    $  3,722            3,254
  Aircraft, aircraft engines, and components     3,649            7,907
  Marine vessels                                 3,527            4,640
  Marine containers                              2,317              911
  Trailers                                       2,021            2,478

Railcars: Railcar lease revenues and direct expenses were $4.6 million and $0.8 million, respectively, for the year ended December 31, 1999, compared to $4.1 million and $0.9 million, respectively, for the same period of 1998. The increase in railcar lease revenues was due to the purchase of a portfolio of railcars during the fourth quarter of 1998. These railcars were on lease the entire 1999 year compared to being on lease for less than two weeks in 1998. Railcar contribution also increased due to lower repairs required during 1999 when compared to the same period of 1998.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $4.5 million and $0.8 million, respectively, for the year ended December 31, 1999, compared to $9.1 million and $1.2 million, respectively, during the same period of 1998. The decrease in aircraft lease revenues of $1.1 million was due to a Boeing 737-200 being off-lease during the entire year of 1999 that was on-lease for 10 months of 1998. Additionally, aircraft lease revenues decreased $3.5 million due to the sale of a Boeing 767-200ER Stage III commercial aircraft in June 1999. Direct expenses decreased $0.5 million due to required repairs to the Boeing 737-200 and 767-200 in 1998 that were not required in 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $9.8 million and $6.3 million, respectively, for the year ended December 31, 1999, compared to $10.7 million and $6.1 million, respectively, during the same period of 1998. The purchase of two marine vessels during 1998 and 1999 generated $2.2 million in additional lease revenues. During the end of 1998, two marine vessels ended their existing lease with a lessee that was paying the Partnership a fixed lease rate that was 70% above freight market rates in effect at that time. When these two vessels went on voyage charter during the year of 1999, lease revenues decreased $1.1 million due to a decline in the comparative lease rates.

Direct expenses from the two marine vessels purchased during 1999 and 1998 increased $1.1 million, while the existing marine vessels saw a decline of $0.3 million in repairs and maintenance due to fewer required repairs.

The September 30, 1999 Amendment which changed the accounting treatment of majority held equipment from the consolidation method of accounting to the equity method of accounting affected the lease revenues and direct expenses of one marine vessel. Lease revenues for the Partnership's majority held marine vessel decreased $2.0 million for the year ended December 31, 1999 when compared to the same period of 1998. The decline in lease revenues of $1.3 million was caused by a decline in lease rates and the decline of $0.7 million was caused by the Amendment. Direct expenses for the Partnership's majority held marine vessel also decreased $0.6 million due to the Amendment.

Marine containers: Marine container lease revenues and direct expenses were $2.3 million and $1,000, respectively, for the year ended December 31, 1999, compared to $0.9 million and $13,000, respectively, during the same period of 1998. The increase in marine container lease revenues of $1.4 million was primarily due to the purchase of a portfolio of marine containers during 1999 and the fourth quarter of 1998, and an increase in marine container utilization. The marine containers purchased during 1998 were on-lease the entire year of 1999 compared to only one month of 1998.

Trailers: Trailer lease revenues and direct expenses were $2.8 million and $0.8 million, respectively, for the year ended December 31, 1999, compared to $3.3 million and $0.8 million, respectively, during the same period of 1998. During 1999, certain dry trailers transitioned to a new PLM-affiliated short-term rental facility specializing in this type of trailer causing lease revenues for this group of trailers to decrease $0.1 million during the year ended December 31, 1999 when compared to the same period of 1998. In addition, the number of trailers owned by the Partnership declined during 1999 and 1998 due to sales and dispositions. The result of this declining fleet has been a decrease of approximately $0.4 million in trailer contribution.

(b)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $26.5 million for the year ended December 31, 1999 decreased from $30.9 million for the same period in 1998. Significant variances are explained as follows:

     (i) A $4.1 million decrease in depreciation and amortization expenses from 1998 levels reflects the decrease of $5.9 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $2.2 million due to the sale of certain equipment during 1999 and 1998, and a decrease of $0.8 million as a result the Amendment. These decreases were offset in part, by an increase of $4.8 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 1999.

     (ii)Loss on revaluation of marine vessels and marine containers decreased $0.7 million during the year ended December 31, 1999 when compared to the same period of 1998. During 1999, a loss on revaluation of $3.6 million was recorded for marine vessels compared to $4.1 million during the same period of 1998. A loss on revaluation of $0 during 1999 and $0.2 million during 1998 was recorded for marine containers.

     (iii) A $0.3 million decrease in management fees was due to lower lease revenues earned by the Partnership during the year ended December 31, 1999 when compared to the same period of 1998.

     (iv)A $0.1 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

     (v) A $0.7 million increase in the provision for bad debts reflects the General Partner's evaluation of the collectibility of receivables due from certain lessees.

(c)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the year ended December 31, 1999 totaled $26.0 million, and resulted from the sale of a marine vessel, marine containers, trailers, and railcars, with an aggregate net book value of $7.9 million, for $9.3 million. In addition, the Partnership also sold a commercial aircraft with a net book value of $15.6 million for $40.1 million which includes $3.6 million of unused engine reserves. The net gain on the disposition of owned equipment for the year ended December 31, 1998 totaled $6.3 million, and resulted from the sale of a commercial aircraft, an aircraft engine, marine containers, trailers, and railcars, with an aggregate net book value of $6.1 million, for $12.4 million which included $1.4 million of unused engine reserves.

(d)  Minority interests

Minority interests increased $7.7 million in 1999 when compared to 1998 primarily due to the $24.4 million gain on the sale of the Partnership's aircraft of which the minority's share of the gain was $8.8 million. The increase caused by the sale was offset in part, by a decrease of $2.2 million in the minority's share of lease revenues, and a decrease of $1.1 million in the minority's share of direct and indirect expenses during the year ended December 31, 1999 when compared to the same period of 1998, as it relates to the minority's percentage of ownership in these interests.

(e)  Interest and other income

Interest and other income decreased $0.5 million in 1999 due to lower average cash balances available for investments when compared to the same period of 1998.

(f)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                  For the Years
                                               Ended December 31,
                                               1999               1998
                                             ------------------------------
  Mobile offshore drilling unit              $     271          $     243
  Marine containers                                  5                (20)
  Aircraft                                        (250)              7,841
  Marine vessels                                (1,029)             (1,599)
                                             =============      ============
      Equity in net income (loss) of USPEs   $  (1,003)         $    6,465
                                             =============      ============

Mobile offshore drilling unit: During 1999 and as of December 31, 1998, the Partnership owned an interest in an entity that owned a mobile offshore drilling unit. During the year ended December 31, 1999, lease revenues of $1.2 million were offset by the loss of $0.3 million from the sale of this entity and depreciation expense, direct expenses, and administrative expenses of $0.6 million. During the same period of 1998, lease revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. Direct expenses from this equipment decreased $0.3 million during 1999, when compared to the same period of 1998, due to lower depreciation expense caused by the double-declining balance method of depreciation. The double-declining balance method of depreciation results in greater depreciation in the first years an asset is owned.

Marine containers: As of December 31, 1999 and 1998, the Partnership owned an interest in an entity that owns marine containers. During the year ended December 31, 1999, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. During the same period of 1998, revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. The Partnership purchased the interest in this entity during September 1998. The year ended December 31, 1999 represents a full year of lease revenues, depreciation expense, direct expenses, and administrative expenses when compared to four months of revenues and expenses during the same period of 1998.

Aircraft: As of December 31, 1999, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. As of December 31, 1998, the Partnership owned an interest in two commercial aircraft on a direct finance lease. During the year ended December 31, 1999, revenues of $0.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During the same period of 1998, revenues of $1.8 million and the gain of $6.9 million from the sale of an interest in a trust that held four commercial aircraft, were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. The decrease in revenues of $1.0 million during the year ended December 31, 1999, was due to the sale of the Partnership's investment in a trust owning four commercial aircraft during 1998. The Partnership's investment in a trust owning a Boeing 737-300 during 1999 did not generate any lease revenues. The increase of $0.2 million in depreciation expense, direct expenses, and administrative expenses was caused by the purchase of an interest in a Boeing 737-300 during 1999.

Marine vessels: As of December 31, 1999, the Partnership owned an interest in entities that own a total of three marine vessels. As of December 31, 1998, the Partnership owned an interest in entities that own a total of two marine vessels. During the year ended December 31, 1999, revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.7 million. During the same period of 1998, revenues of $1.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.1 million and a loss on the revaluation of a marine vessel of $1.0 million.

The increase in lease revenues of $0.1 million was primarily due to the September 30, 1999 Amendment which changed the accounting treatment of majority held equipment from the consolidation method of accounting to the equity method of accounting affected the lease revenues and direct expenses of one marine vessel. The Amendment that caused lease revenues to increase $0.4 million for a marine vessel was offset in part, by a decrease of $0.2 million earned on the two other marine vessels due to lower lease rates.

The increase in depreciation expense, direct expenses, and administrative expenses of $0.6 million was primarily due to the September 30, 1999 Amendment. The Amendment caused depreciation expense, direct expenses, and administrative expenses to increase $1.0 million for one marine vessel. The increase in these expenses was offset in part, by a decrease of $0.3 million from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. Repairs and maintenance to the marine vessels also decreased $0.1 million during the year ended December 31, 1999, due to fewer repairs required when compared to the same period of 1998.

Additionally, there was no loss on the revaluation of marine vessels required during the year ended December 31, 1999.

(g)  Net Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 1999 was $6.0 million, compared to net income of $1.4 million during the same period of 1998. The Partnership's ability to operate, and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors, and the Partnership's performance in the year ended December 31, 1999 is not necessarily indicative of future periods. In the year ended December 31, 1999, the Partnership distributed $13.1 million to the limited partners, or $1.60 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1998 and 1997

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repair and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1998, when compared to the same period of 1997. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operations discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                          For the Years
                                                        Ended December 31,
                                                      1998             1997
                                                  ----------------------------
  Aircraft, aircraft engines, and components       $  7,907        $   7,846
  Marine vessels                                      4,640            2,705
  Railcars                                            3,254            3,134
  Trailers                                            2,478            2,890
  Marine containers                                     911            1,668

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $9.1 million and $1.2 million, respectively, for the year ended December 31, 1998, compared to $8.5 million and $0.7 million, respectively, during the same period of 1997. A decrease of $2.3 million in aircraft contribution was due to the sale of a Stage II commercial aircraft during 1998 and the sale of a portfolio of aircraft engines and components during the fourth quarter of 1997. The sale of this equipment was offset, in part, by an increase in aircraft contribution of $2.7 million from the purchase of an MD-82 Stage III commercial aircraft and a portfolio of aircraft rotable components during the first quarter of 1998. The Partnership received additional lease revenues of $0.2 million due to a rate increase on the 767-200ER commercial aircraft. Direct expenses increased $0.5 million during the year ended December 31, 1998 when compared to the same period of 1997 due to required repairs needed to the Boeing 737-200 that were not required during 1997.

Marine vessels: Marine vessel lease revenues and direct expenses were $10.7 million and $6.1 million, respectively, for the year ended December 31, 1998, compared to $10.8 million and $8.1 million, respectively, during the same period of 1997.

The decrease in marine vessel lease revenues of $0.1 million was caused by the following events:

     (i) the sale of two marine vessels during the fourth quarter of 1997 caused lease revenues to decrease $4.2 million during 1998 when compared to the same period of 1997;

     (ii) two marine vessels ended their existing leases during 1998. These marine vessels were re-leased during 1998 to a bareboat charter. Under a bareboat charter, the lessee pays a lower lease rate and also pays for certain operating expenses. As a result of the new lease arrangement at a lower rate, lease revenues decreased $0.8 million;

     (iii) the decrease in lease revenues caused by the above was offset in part, by the purchase of an additional marine vessel during the second quarter of 1998 that increased lease revenues $1.3 million;

     (iv) lease revenues also increased $3.6 million due the Partnership's purchase of a marine vessel during the fourth quarter of 1997, which was on lease the full year of 1998 when compared to three months of 1997.

The decrease in marine vessel direct expenses of $2.0 million was caused by the following events:

     (i) the sale of the Partnership's two marine vessels during the fourth quarter of 1997 caused direct expenses to decrease $3.2 million. These marine vessels also received a $0.1 million loss-of-hire insurance refund during 1998 from Transportation Equipment Indemnity Company, Ltd., an affiliate of the General Partner, due to lower claims from the insured Partnership and other insured affiliated partnerships;

     (ii) two marine vessels ended their existing leases during 1998. These marine vessel were re-leased during 1998 on a bareboat charter. Under a bareboat charter, the lessee pays for certain operating expenses, this lease arrangement caused direct expenses to decrease $0.4 million;

     (iii) the decrease in direct expenses caused by the above was offset in part, by the purchase of an additional marine vessel during the second quarter of 1998 that increased direct expenses $0.1 million;

     (iv)direct expenses also increased $1.7 million due the Partnership's purchase of a marine vessel during the fourth quarter of 1997, which was on lease the full year of 1998 when compared to one quarter of 1997.

Railcars: Railcar lease revenues and direct expenses were $4.1 million and $0.9 million, respectively, for the year ended December 31, 1998 compared to $4.1 million and $1.0 million, respectively, during the same period of 1997. The increase in railcar contribution was due to lower repairs required during 1998 when compared to the same period of 1997.

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

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $30.9 million for the year ended December 31, 1998 increased from $23.4 million for the same period in 1997. Significant variances are explained as follows:

     (i) A $5.6 million increase in depreciation and amortization expenses from 1997 levels reflects the purchase of certain assets during 1998. This increase was offset in part by the sale of certain equipment during 1998 and 1997 and use of the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

     (ii)Loss on revaluation of equipment increased $4.3 million during the year ended December 31, 1998 and resulted from the Partnership reducing the carrying value of marine containers and marine vessels to their estimated net realizable value. No revaluation of equipment was required during 1997.

     (iii)A $0.4 million decrease in interest expense was due to a lower average debt balance on the short-term credit facility when compared to 1997.

     (iv) A $0.5 million decrease in administrative expenses was due to lower costs for professional services needed to collect past due receivables due from certain nonperforming lessees.

     (v)A $1.3 million decrease in the provision for bad debts was due to the collection of $0.7 million from past due receivables during the year ended December 31, 1998 that had previously been reserved for as a bad debt, and the General Partner's evaluation of the collectibility of receivables due from certain lessees.

(c)  Net Gain (Loss) on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the year ended December 31, 1998 totaled $6.3 million, and resulted from the sale of a commercial aircraft, an aircraft engine, marine containers, trailers, and railcars, with an aggregate net book value of $6.1 million, for $12.4 million, which included $1.4 million of unused engine reserves. The net gain on the disposition of equipment for the year ended December 31, 1997 totaled $10.1 million, which resulted from the sale of aircraft components, marine containers, and trailers, with an aggregate net book value of $5.4 million, for proceeds of $7.2 million, and the sale of two marine vessels with a net book value of $10.3 million for proceeds of $17.8 million. Included in the gain of $8.3 million from the sale of the marine vessels is the unused portion of accrued drydocking of $0.8 million.

(d)  Minority interests

A $0.7 million increase in minority interest was due to an increase in lease revenues of $2.0 million and direct and indirect expenses of $1.4 million during 1998 when compared to the same period of 1997, as it relates to the minority's percentage of ownership in these interests.

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

(f)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
     (USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                 For the Years
                                               Ended December 31,
                                             1998               1997
                                          ------------------------------
  Aircraft                                $   7,841          $  3,866
  Mobile offshore drilling unit                 243                 1
  Marine containers                             (20)               --
  Marine vessels                             (1,599)             (531)
                                          -------------     ------------
      Equity in net income of USPEs       $   6,465          $  3,336
                                          =============     ============

Aircraft: As of December 31, 1998, the Partnership owned an interest in a trust that owns two commercial aircraft on a direct finance lease. As of December 31, 1997, the Partnership owned an interest in a trust that owns two commercial aircraft on a direct finance lease and an interest in a trust that held four commercial aircraft. During the year ended December 31, 1998, lease revenues of $1.8 million and the gain of $6.9 million from the sale of an interest in the trust that held four commercial aircraft, were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 1997, lease revenues of $4.5 million and the gain of $3.4 million from the sale of an interest in the trust that held six commercial aircraft, were offset by depreciation expense, direct expenses, and administrative expenses of $4.0 million. The decrease in lease revenues of $2.7 million during the year ended December 31, 1998 was due to the sale of the Partnership's interest in a trust owning four commercial aircraft during 1998 and the sale of the Partnership's interest in another trust owning six commercial aircraft during the fourth quarter of 1997. Depreciation expense, direct expenses, and administrative expenses decreased $3.2 million as a result of these sales.

Mobile offshore drilling unit: As of December 31, 1998 and 1997, the Partnership owned an interest in a mobile offshore drilling unit. During the year ended December 31, 1998, revenues of $1.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During the same period of 1997, revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. The contribution from this equipment increased during 1998, when compared to the same period of 1997, due to a higher lease rate of $0.1 million earned on this equipment, and lower depreciation expense of $0.2 million due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine containers: As of December 31, 1998, the Partnership owned an interest in an entity that owns marine containers. During 1998, revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. The Partnership purchased the interest in this entity during the third quarter of 1998.

Marine vessels: As of December 31, 1998 and 1997, the Partnership owned an interest in entities that owned two marine vessels. During the year ended December 31, 1998, revenues of $1.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.1 million and a loss on the revaluation of a marine vessel of $1.0 million. During the same period of 1997, revenues of $1.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.4 million. Marine vessel revenues decreased $0.4 million during the year ended 1998 due to lower lease rates earned when compared to the same period of 1997. Depreciation expense decreased $0.2 million during the year ended December 31, 1998 due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, and lower direct expenses when compared to the same period of 1997. Direct expense decreased $0.1 million during the year ended 1998 due to lower required repairs and maintenance when compared to the same period of 1997. Loss on revaluation of equipment of $1.0 million during the year ended December 31, 1998 resulted from the Partnership reducing the carrying value of its interest in an entity owning a marine vessel to its estimated net realizable value. No revaluation in the carrying value of interests in marine vessels was required during 1997.

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

Revenues and net operating income (loss) by geographic region are impacted by the time period the asset is owned and the useful life ascribed to the asset for depreciation purposes. Net income (loss) from equipment is significantly impacted by depreciation charges, which are greatest in the early years of ownership due to the use of the double-declining balance method of depreciation. The relationships of geographic revenues, net income (loss), and net book value of equipment are expected to change significantly in the future, as assets come off lease and decisions are made either to redeploy the assets in the most advantageous geographic location or sell the assets.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to U.S.- domiciled lessees consist of aircraft, trailers and railcars. During 1999, U.S. lease revenues accounted for 31% of the total lease revenues of wholly- and partially-owned equipment, while this region reported a net loss of $0.9 million compared to the Partnership's net income of $6.0 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consist of railcars. During 1999, Canadian lease revenues accounted for 4% of the total lease revenues of wholly- and partially-owned equipment, while net income accounted for $0.4 million of the Partnership's net income of $6.0 million.

The   Partnership's   investment   in  an   aircraft   on   lease   to  a  South
American-domiciled lessee during 1999 accounted for 6% of the total lease revenues of wholly- and partially-owned equipment. South American operations accounted for $15.5 million of the Partnership's net income of $6.0 million. The primary reason for this relationship is the gain of $24.4 million realized from the sale of the asset in this geographic region of which the Partnership's proportional share was $15.6 million after deducting the minority's interest share.

The Partnership's owned equipment that was on lease to lessees domiciled in Europe consists of a portfolio of aircraft rotables. Lease revenues in this region accounted for 1% of the total lease revenues of wholly- and partially-owned equipment and recorded a net income of $23,000 when compared to the Partnership's net income of $6.0 million.

The Partnership's owned equipment that was on lease to lessees domiciled in India consists of aircraft. Lease revenues in this region accounted for less than 1% of the total lease revenues of wholly- and partially-owned equipment and recorded a net loss of $1.8 million when compared to the Partnership's net income of $6.0 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels, a rig that was sold during 1999, and marine containers. During 1999, lease revenues from these operations accounted for 57% of the total lease revenues of wholly- and partially-owned equipment, while reporting a net loss from these operations of $5.0 million compared to the Partnership's net income of $6.0 million. The primary reason for this relationship is that the Partnership recorded a loss on the revaluation of owned marine vessels for $3.6 million.

(F) Effects of Year 2000

As of March 27, 2000, the Partnership has not experienced any material Year 2000
(Y2K) issues with either its internally developed software or purchased software. In addition, to date, the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The amount allocated to the Partnership by the General Partner related to Y2K issues has not been material. The General Partner continues to monitor its systems for any potential Y2K issues.

(G)  Inflation

Inflation had no significant impact on the Partnership's operations during 1999, 1998, or 1997.

(H)  Forward-Looking Information

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

(I)  Outlook for the Future

Since the Partnership is in its holding or passive liquidation phase, the General Partner will be seeking to selectively re-lease or sell assets as the existing leases expire. Sale decisions will cause the operating performance of the Partnership to decline over the remainder of its life.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay principal and interest on debt, and pay cash distributions to the partners.

Other factors affecting the Partnership's contribution during the year 2000 and beyond include:

(i) The Partnership is experiencing difficulty in re-leasing its older aircraft.

(ii) A worldwide increase in marine containers available to lease has led to declining lease rates for this equipment.

(iii) Depressed economic conditions in Asia during most of 1999 have led to declining freight rates for dry bulk marine vessels. As Asia begins its economic recovery and in the absence of new additional orders, this market is expected to stabilize and improve over the next 1-2 years.

(iv) The Partnership owns an anchor handling supply marine vessel that has a fixed lease rate due to expire in the year 2000. If the economic conditions remain the same, the General Partner would expect to re-lease this marine vessel at a rate much lower than the rate that is currently in place.

(v) Railcar loading in North America have continued to be high, however a softening in the market is expected which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

Several other factors may affect the Partnership's operating performance in the year 2000 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Repricing Risk

Certain portions of the Partnership's aircraft, railcar, marine container, marine vessel, and trailer portfolios will be remarketed in 2000 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Currently, the General Partner has observed rising insurance costs to operate certain vessels into U.S. ports resulting from implementation of the U.S. Oil Pollution Act of 1990. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous U.S. unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has a Stage II aircraft that does not meet Stage III requirements. This Stage II aircraft is scheduled to be sold or re-leased in a country that does not require this regulation. The U.S. Federal Railroad Administration has mandated that effective July 1, 2000, all jacketed and non-jacketed tank railcars must be re-qualified to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test.

(J)  Distribution Levels

Pursuant to the limited partnership agreement, the Partnership stopped reinvesting in additional equipment beginning in its seventh year of operation, which commenced on January 1, 2000. The General Partner intends to pursue a strategy of selectively re-leasing equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive, in the period prior to the final liquidation of the Partnership. During this time, the Partnership will use operating cash flow and proceeds from the sale of equipment to meet its operating obligations and make distributions to the partners. Although the General Partner intends to maintain a sustainable level of distributions prior to final liquidation of the Partnership, actual Partnership performance and other considerations may require adjustments to then-existing distribution levels. In the long term, changing market conditions and used-equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity. Consequently, the General Partner cannot establish future distribution levels with any certainty at this time.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 1999, 69% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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





                      (This space intentionally left blank)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM INTERNATIONAL AND PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM International and of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------

Robert N. Tidball                        61      Chairman of the Board, Director, President, and Chief Executive
                                                 Officer, PLM International, Inc.;
                                                 Director, PLM Financial Services, Inc.;
                                                 Vice President, PLM Railcar Management Services, Inc.;
                                                 President, PLM Worldwide Management Services Ltd.

Randall L.-W. Caudill                    52      Director, PLM International, Inc.

Douglas P. Goodrich                      53      Director and Senior Vice President, PLM International, Inc.;
                                                 Director and President, PLM Financial Services, Inc.; President,
                                                 PLM Transportation Equipment Corporation; President, PLM Railcar
                                                 Management Services, Inc.

Warren G. Lichtenstein                   34      Director, PLM International, Inc.

Howard M. Lorber                         51      Director, PLM International, Inc.

Harold R. Somerset                       64      Director, PLM International, Inc.

Robert L. Witt                           59      Director, PLM International, Inc.

Robin L. Austin                          53      Vice President, Human Resources, PLM International, Inc. and PLM
                                                 Financial Services, Inc.

Stephen M. Bess                          53      President, PLM Investment Management, Inc.; Vice President and
                                                 Director, PLM Financial Services, Inc.

Richard K Brock                          37      Vice President and Chief Financial Officer, PLM International,
                                                 Inc. and PLM Financial Services, Inc.

Susan C. Santo                           37      Vice President, Secretary, and General Counsel, PLM
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

Richard K Brock was appointed Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, after having served as Acting CFO since June 1999. Mr. Brock served as Corporate Controller of PLM International and PLM Financial Services, Inc. beginning in June 1997, as Director of Planning and General Accounting beginning in February 1994, and as an accounting manager beginning in September 1991. Mr. Brock was a division controller of Learning Tree International, a technical education company, from February 1988 through July 1991.

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

ITEM 11.   EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 1999.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)      Security Ownership of Certain Beneficial Owners

           The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), cash available for distributions, and net disposition proceeds of the Partnership. As of December 31, 1999, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B) Security Ownership of Management

           Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 1999.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) Transactions with Management and Others

           During 1999, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $1.3 million; equipment acquisition fees, $0.3 million; lease negotiation fees, $0.1 million, and administrative and data processing services performed on behalf of the Partnership, $0.9 million.

           During 1999, the Partnership's proportional share of ownership in USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.2 million; administrative and data processing services, $43,000; and equipment acquisition fees, $0.1 million.

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

     10.2 Note Agreement, dated as of August 1, 1993, regarding $30.0 million in 6.7% senior notes due November 17, 2003, incorporated by reference to the Partnership's Annual Report on Form 10-K dated December 31, 1993 filed with the Securities and Exchange Commission on March 25, 1994.

     10.3 Fourth Amended and Restated Warehousing Credit Agreement, dated as of December 15, 1998, with First Union National Bank of North Carolina incorporated by reference the Partnership's Annual Report on Form 10-K/A dated December 31, 1998 filed with the Securities and Exchange Commission on January 5, 2000.

     10.4 First amendment to the Fourth Amended and Restated Warehouse Credit Agreement dated December 10, 1999.

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


Dated: March 27, 2000             PLM EQUIPMENT GROWTH FUND VI
                                  PARTNERSHIP

                                  By:   PLM Financial Services, Inc.
                                        General Partner


                                  By:   /s/ Douglas P. Goodrich
                                        Douglas P. Goodrich
                                        President and Director


                                  By:    /s/ Richard K Brock
                                         Richard K Brock
                                         Vice President and
                                         Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                         Capacity                          Date



*_______________________
Robert N. Tidball            Director, FSI                     March 27, 2000



*_______________________
Douglas P. Goodrich          Director, FSI                     March 27, 2000



*_______________________
Stephen M. Bess              Director, FSI                     March 27, 2000


*Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
Susan C. Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                   Page

Independent auditors' report                                         33

Balance sheets as of December 31, 1999 and 1998                      34

Statements of income for the years ended
     December 31, 1999, 1998, and 1997                               35

Statements of changes in partners' capital for the
     years ended December 31, 1999, 1998, and 1997                   36

Statements of cash flows for the years ended
     December 31, 1999, 1998, and 1997                               37

Notes to financial statements                                     38-50


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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund VI as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.




/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 12, 2000

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)

                                                                                       1999                 1998
                                                                                  -----------------------------------
  Assets

  Equipment held for operating leases                                             $     85,318         $    153,206
  Less accumulated depreciation                                                        (39,250)             (73,704)
                                                                                  -----------------------------------
    Net equipment                                                                       46,068               79,502

  Cash and cash equivalents                                                              2,486                2,558
  Restricted cash                                                                          183                1,416
  Accounts receivable, less allowance for doubtful accounts of
      $2,416 in 1999 and $1,930 in 1998                                                  1,397                5,186
  Investments in unconsolidated special-purpose entities                                27,736               14,200
  Net investment in direct finance lease                                                    --                   41
  Lease negotiation fees to affiliate, less accumulated
      amortization of $175 in 1999 and $302 in 1998                                        156                  369
  Debt issuance costs, less accumulated amortization
      of $91 in 1999 and $76 in 1998                                                        61                   76
  Debt placement fees to affiliate, less accumulated
      amortization of $89 in 1999 and $74 in 1998                                           59                   74
  Prepaid expenses and other assets                                                         58                  181
  Equipment acquisition deposits                                                            --                  667
                                                                                  -----------------------------------

        Total assets                                                              $     78,204         $    104,270
                                                                                  ===================================

  Liabilities, minority interests, and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                           $      2,106         $      1,302
  Due to affiliates                                                                        342                  444
  Lessee deposits and reserve for repairs                                                  735                6,276
  Note payable                                                                          30,000               30,000
                                                                                  -----------------------------------
    Total liabilities                                                                   33,183               38,022
                                                                                  -----------------------------------

  Minority interests                                                                        --               13,294

  Partners' capital
  Limited partners (limited partnership units of 8,191,718 and
        8,206,339 as of December 31, 1999 and 1998, respectively)                       45,021               52,954
  General Partner                                                                           --                   --
                                                                                  -----------------------------------
    Total partners' capital                                                             45,021               52,954
                                                                                  -----------------------------------

        Total liabilities, minority interests, and partners' capital              $     78,204         $    104,270
                                                                                  ===================================










                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
        (In thousands of dollars, except weighted-average unit amounts)


                                                                     1999             1998             1997
                                                                ------------------------------------------------
  Revenues

  Lease revenue                                                 $     23,988      $    28,122      $   28,943
  Interest and other income                                              270              765             512
  Net gain on disposition of equipment                                25,951            6,253          10,121
                                                                ------------------------------------------------
    Total revenues                                                    50,209           35,140          39,576
                                                                ------------------------------------------------

  Expenses

  Depreciation and amortization                                       17,001           21,085          15,521
  Repairs and maintenance                                              4,183            5,114           5,035
  Equipment operating expenses                                         3,974            3,507           4,077
  Insurance expense to affiliate                                          --             (231)            250
  Other insurance expenses                                               642              605           1,388
  Management fees to affiliate                                         1,261            1,538           1,555
  Interest expense                                                     2,108            2,061           2,434
  General and administrative expenses
      to affiliates                                                      850            1,007             925
  Other general and administrative expenses                            1,084            1,046           1,646
  Loss on revaluation of equipment                                     3,567            4,276              --
  Provision for (recovery of) bad debts                                  591              (75)          1,273
                                                                ------------------------------------------------
      Total expenses                                                  35,261           39,933          34,104
                                                                ------------------------------------------------

  Minority interests                                                  (7,949)            (227)            424

  Equity in net income (loss) of unconsolidated
      special-purpose entities                                        (1,003)           6,465           3,336
                                                                -----------------------------------------------
        Net income                                              $      5,996      $     1,445           9,232
                                                                ================================================

  Partners' share of net income

  Limited partners                                              $      5,305      $       666      $    8,363
  General Partner                                                        691              779             869
                                                                ------------------------------------------------

  Total                                                         $      5,996      $     1,445      $    9,232
                                                                ================================================

  Net income per weighted-average limited
      partnership unit                                          $       0.65      $      0.08      $     1.01
                                                                ================================================

  Cash distribution                                             $     13,806      $    15,226      $   17,384
                                                                ================================================

  Cash distribution per weighted-average
      limited partnership unit                                  $       1.60      $      1.76      $     2.00
                                                                ================================================







                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 1999, 1998, and 1997
                            (in thousands of dollars)


                                                          Limited             General
                                                          Partners            Partner            Total
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1996          $     75,790        $        --        $    75,790

  Net income                                                  8,363                869              9,232

  Purchase of limited partnership units                        (486)                --               (486)

  Cash distribution                                         (16,515)              (869)           (17,384)
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1997                67,152                 --             67,152

  Net income                                                    666                779              1,445

  Purchase of limited partnership units                        (417)                --               (417)

  Cash distribution                                         (14,447)              (779)           (15,226)
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1998                52,954                 --             52,954

  Net income                                                  5,305                691              5,996

  Purchase of limited partnership units                        (123)                --               (123)

  Cash distribution                                         (13,115)              (691)           (13,806)
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1999          $     45,021        $        --        $    45,021
                                                       =====================================================






















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)

                                                                                   1999          1998           1997
                                                                                -----------------------------------------
 Operating activities
 Net income                                                                     $   5,996      $  1,445     $    9,232
 Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                   17,001        21,085         15,521
   Loss on revaluation of equipment                                                 3,567         4,276             --
   Net gain on disposition of equipment                                           (25,951)       (6,253)       (10,121)
   Equity in net income from unconsolidated special-purpose
     entities                                                                       1,003        (6,465)        (3,336)
   Changes in operating assets and liabilities:
     Restricted cash                                                                1,233          (624)           494
     Accounts receivable, net                                                       3,237        (1,316)           500
     Prepaid expenses and other assets                                                (79)           91            (20)
     Accounts payable and accrued expenses                                             85           283            (34)
     Due to affiliates                                                                (70)         (430)        (1,325)
     Lessee deposits and reserve for repairs                                       (1,232)          863          1,084
     Minority interests                                                             1,268        (2,099)         8,800
                                                                                -----------------------------------------

       Net cash (used in) provided by operating activities                          6,058        10,856         20,795
                                                                                -----------------------------------------

 Investing activities
 Payments for purchase of equipment and capitalized repairs                       (42,883)      (31,739)       (19,128)
 Investments in and equipment purchased and placed in
    unconsolidated special-purpose entities                                          (147)       (3,778)            --
 Distribution from unconsolidated special-purpose entities                          2,318         3,425          4,204
 Distribution from liquidation of unconsolidated special-purpose
     entities                                                                       3,504        16,679          1,735
 Payments of acquisition fees to affiliate                                           (825)       (1,486)          (857)
 Payments for equipment acquisition deposits                                           --          (668)        (1,335)
 Principal payments received on direct finance lease                                   60           102            101
 Payments of lease negotiation fees to affiliate                                      (67)         (330)          (190)
 Proceeds from disposition of equipment                                            45,839        10,936         25,017
                                                                                -----------------------------------------
       Net cash provided by (used in) investing activities                          7,799        (6,859)         9,547
                                                                                -----------------------------------------

 Financing activities
 Proceeds from short-term note payable                                              4,712            --         10,551
 Payments of short-term note payable                                               (4,712)           --        (11,837)
 Proceeds from short-term loan from affiliate                                         400            --         10,001
 Payment of short-term loan to affiliate                                             (400)           --        (10,001)
 Cash distribution paid to limited partners                                       (13,115)      (14,447)       (16,515)
 Cash distribution paid to General Partner                                           (691)         (779)          (869)
 Purchase of limited partnership units                                               (123)         (417)          (486)
                                                                                -----------------------------------------
       Net cash used in financing activities                                      (13,929)      (15,643)       (19,156)
                                                                                -----------------------------------------

 Net (decrease) increase in cash and cash equivalents                                 (72)      (11,646)        11,186
 Cash and cash equivalents at beginning of year                                     2,558        14,204          3,018
                                                                                -----------------------------------------

 Cash and cash equivalents at end of year                                       $   2,486     $   2,558      $  14,204
                                                                                =========================================

 Supplemental information
 Interest paid                                                                  $   2,108     $   2,018      $   2,297
                                                                                =========================================



                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

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

Beginning in the Partnership's seventh year of operations, which commenced on January 1, 2000, the General Partner stopped reinvesting excess cash. Surplus cash, less reasonable reserves, will be distributed to the Partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2002, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment or by certain other events.

FSI  manages  the  affairs  of  the  Partnership.   Cash  distributions  of  the
Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The General Partner is also entitled to receive a subordinated incentive fee after the limited partners receive a minimum return on, and a return of, their invested capital.

The General Partner has determined that it will not adopt a reinvestment plan for the Partnership. Beginning November 24, 1995, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. For the years ended December 31, 1999, 1998 and 1997, the Partnership had repurchased 14,621, 40,925, and 39,702 limited partnership units for $0.1 million, $0.4 million and $0.5 million, respectively.

As of December 31, 1999, the Partnership agreed to repurchase approximately 4,000 units for an aggregate price of approximately $30,400. The General Partner anticipates that these units will be repurchased in the first and second quarters of 2000. In addition to these units, the General Partner may purchase additional units on behalf of the Partnership in the future.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.   Basis of Presentation (continued)

Accounting for Leases

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards No. 13, "Accounting for Leases" (SFAS 13). Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by SFAS 13.

Depreciation and Amortization

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method is changed to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs and debt placement fees are amortized over the term of the loan (see Note 7). Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment.

Transportation Equipment

In accordance with the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), the General Partner reviews the carrying value of the Partnership's equipment at least quarterly, and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions, for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $3.6 million to the carrying value of owned equipment were required during 1999. Reductions of $4.3 million and $1.0 million to the carrying value of owned equipment and partially owned equipment, respectively, were required during 1998. No reductions to the carrying value of equipment were required during 1997.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS 121.

Investments in Unconsolidated Special-Purpose Entities

The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. The Partnership owns a majority interest in two such entities. Prior to September 30, 1999, the Partnership controlled the management of these entities and thus they were consolidated into the Partnership's financial statements. On September 30, 1999, the corporate-by-laws of these entities were changed to require a unanimous vote by all owners on major business decisions. Thus, from September 30, 1999 forward, the Partnership no longer controlled the management of these entities, and the accounting method for the entities was changed from the consolidation method to the equity method.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.   Basis of Presentation (continued)

Repairs and Maintenance

Repair and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are accrued as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Partnership has the obligation to fund and accrue the difference. In certain instances, if the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional sales proceeds. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

Net Income (Loss) and Distributions Per Limited Partnership Unit

Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

Cash distributions of the Partnership are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income.

Cash distributions are recorded when paid. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $7.8 million, $13.8 million, and $8.2 million in 1999, 1998, and 1997, respectively, were deemed to be a return of capital.

Cash distributions related to the fourth quarter of 1999 and 1998 of $2.0 million, and 1997 of $2.6 million, were paid during the first quarter of 2000, 1999, and 1998, respectively.

Net Income (Loss) Per Weighted-Average Partnership Unit

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the year. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 1999, 1998, and 1997 was 8,196,209, 8,216,472, and 8,257,256,
respectively.

Cash and Cash Equivalents

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

1.   Basis of Presentation (continued)

Comprehensive Income

The Partnership's net income is equal to comprehensive income for the years ended December 31, 1999, 1998, and 1997.

Restricted Cash

As of December 31, 1999 and 1998, restricted cash represented lessee security deposits held by the Partnership.

2.   General Partner and Transactions with Affiliates

An officer of PLM Securities Corp., a wholly-owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, and (c) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. Partnership management fees payable were $0.2 million as of December 31, 1999 and 1998. The Partnership's proportional share of USPE management fees of $0.1 million and $27,000 was payable as of December 31, 1999, and 1998, respectively. The Partnership's proportional share of USPE management fee expense was $0.2 million during 1999, 1998, and 1997. The Partnership reimbursed FSI $0.9 million, $1.0 million, and $0.9 million in 1999, 1998, and 1997, respectively, for data processing and administrative expenses directly attributable to the Partnership. The Partnership's proportional share of USPE data processing and administrative expenses reimbursed to FSI was $43,000 during 1999 and $0.1 million during 1998 and 1997.

The Partnership paid $0.3 million in 1997 to Transportation Equipment Indemnity Company Ltd. (TEI), which provided marine insurance coverage for Partnership equipment and other insurance brokerage services. TEI was an affiliate of the General Partner. No fees for owned equipment were paid to TEI in 1999 and 1998. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $7,000 and $0.1 million during 1998 and 1997, respectively. A substantial portion of the amount paid was to third-party reinsurance underwriters or was placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. Also, during 1998, the Partnership and the USPEs received a total of $0.2 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated programs. During 1999 and 1998, TEI did not provide the same level of insurance coverage as had been provided during 1997. These services were provided by an unaffiliated third party. PLM International liquidated TEI during the first quarter of 2000.

Debt placement fees were paid to the General Partner in an amount equal to 1% of the Partnership's long-term borrowings, less any costs paid to unaffiliated parties related to obtaining the borrowing.

The Partnership and USPEs paid or accrued equipment acquisition and lease negotiation fees of $0.4 million, $1.9 million, and $1.1 million during 1999, 1998, and 1997, respectively, to FSI, TEC, and WMS.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

2.   General Partner and Transactions with Affiliates (continued)

As of December 31, 1999, approximately 48% of the Partnership's trailer equipment was in rental facilities operated by PLM Rental, Inc., an affiliate of the General Partner, doing business as PLM Trailer Leasing. Rents are reported as revenue in accordance with Financial Accounting Standards Board Statement No. 13 "Accounting for Leases". Direct expenses associated with the equipment are charged directly to the Partnership. An allocation of indirect expenses of the rental yard operations is charged to the Partnership monthly.

The Partnership owned certain equipment in conjunction with affiliated programs during 1999, 1998, and 1997 (see Note 4).

The Partnership had borrowings from the General Partner from time to time and was charged market interest rates effective at the time of the borrowing. During 1999 the Partnership borrowed $0.4 million from the General Partner for five days and paid a total of $421 in interest to the General Partner. During 1997 the Partnership borrowed $1.0 million and $9.0 million from the General Partner for 52 days and three days, respectively, and paid a total of $17,000 in interest to the General Partner. There were no similar borrowings during 1998.

The balance due to affiliates as of December 31, 1999 and 1998 includes $0.2 million due to FSI and its affiliates for management fees and $0.2 million due to a USPE.

3.   Equipment

The components of owned equipment as of December 31, are as follows (in thousands of dollars):

          Equipment Held for Operating Leases                1999                1998
  -----------------------------------------------------  --------------------------------
  Marine containers                                      $    24,691         $    11,189
  Aircraft, aircraft engines and components                   21,630              64,113
  Rail equipment                                              17,284              18,638
  Trailers                                                    11,713              13,204
  Marine vessels                                              10,000              46,062
                                                         ---------------------------------
                                                              85,318             153,206
  Less accumulated depreciation                              (39,250)            (73,704)
                                                         --------------------------------
      Net equipment                                      $    46,068         $    79,502
                                                         =================================


Revenues are earned by placing the equipment under operating leases. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues earned by the Partnership consist of a specified percentage of the total revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment. Most of the Partnership's marine vessels are leased to lessees on a voyage charter basis for a specific trip. Rental revenues for railcars are based on a monthly fixed lease rate however, in certain instances, rental revenues are based on mileage traveled. Rental revenues for all other equipment are based on a monthly fixed lease rate.

During September 1999, certain equipment in which the Partnership held a majority ownership, was reclassified to investments in USPEs (see Note 4).

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS 121. During 1999, reductions to the carrying value of marine vessels of $3.6 million were required. During 1998, reductions to the carrying value of marine vessels of $4.1 million and to marine containers of $0.2 million were required.

As of December 31, 1999, all owned equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities except for a Boeing 737-200 Stage II commercial aircraft

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

3.   Equipment (continued)

and 20 railcars with a net book value of $2.0 million. As of December 31, 1998, all owned equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for 15 railcars and 59 marine containers with a net book value of $0.3 million.

During 1999, the Partnership completed the purchase of a marine vessel for $7.0 million, including acquisition fees of $0.3 million paid to FSI for the purchase of this equipment. The Partnership made a deposit of $0.7 million toward this purchase in 1998, which is included in the December 31, 1998 balance sheet as equipment acquisition deposit. Additionally, the Partnership purchased a portfolio of marine containers for $15.1 million of which no fees were paid to FSI. The Partnership has reached certain fee limitations, per the partnership agreement, that can be paid to FSI.

During 1998, the Partnership purchased a portfolio of aircraft rotable components for $2.3 million, including acquisition fees of $0.1 million; a portfolio of marine containers for $5.2 million, including acquisition fees of $0.2 million; a group of railcars for $3.1 million, including acquisition fees of $0.1 million; and a marine vessel for $10.1 million, including acquisition fees of $0.4 million. The Partnership also completed its commitment to purchase a MD-80 Stage III commercial aircraft for $14.0 million during January 1998, including acquisition fees of $0.6 million. All acquisition fees were paid to FSI.

During 1999, the Partnership disposed of or sold a marine vessel, marine containers, trailers, and railcars, with an aggregate net book value of $7.9 million, for $9.3 million. The Partnership also sold its majority interest in a Boeing 767-200ER Stage III commercial aircraft with a net book value of $15.6 million for proceeds of $40.1 million which includes $3.6 million of unused engine reserves. During 1998, the Partnership disposed of or sold a Boeing 737-200 commercial aircraft, an aircraft engine, marine containers, trailers, and railcars, with an aggregate net book value of $6.1 million, for $12.4 million which included $1.4 million of unused engine reserves.

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

All wholly- and partially-owned equipment on lease is accounted for as operating leases, except for one finance lease. Future minimum rentals under noncancelable operating leases as of December 31, 1999, for wholly- and partially-owned equipment during each of the next five years are approximately $8.6 million in 2000, $5.1 million in 2001, $2.6 million in 2002, $1.8 million in 2003, $1.4 million in 2004, and $2.8 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to $4.4 million in 1999, $4.0 million in 1998, and $6.6 million in 1997.

4.    Investments in Unconsolidated Special-Purpose Entities

The Partnership owns equipment jointly with affiliated programs.

In September 1999, the General Partner amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

4.   Investments in Unconsolidated Special-Purpose Entities (continued)

the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 1999, the balance sheet reflects all investments in USPEs on an equity basis.

The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities as of December 31 (in thousands of dollars):


                                                                                     1999             1998
                                                                                 ------------------------------

     62% interest in a trust owning a commercial stage III aircraft              $  12,574        $       --
     53% interest in an entity owning a product tanker                               6,482                --
     40% interest in a trust owning two commercial stage III aircraft
               on direct finance lease                                               4,055             4,435
     30% interest in an entity owning a mobile offshore drilling unit                   --             4,279
     25% interest in an entity owning marine containers                              2,211             2,475
     50% interest in an entity owning a container feeder vessel                      1,178             1,421
     20% interest in an entity owning a handymax dry bulk carrier                    1,065             1,311
     50% interest in a trust that owned four stage II commercial aircraft              156               279
     64% interest in a trust that owned a commercial stage III aircraft                 15                --
                                                                                -----------       -----------
         Net investments                                                         $  27,736        $   14,200
                                                                                 ==========       ===========


As of December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a Boeing 737-300 commercial aircraft with a net investment value of $12.6 million. As of December 31, 1998, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During 1999, the Partnership purchased an interest in a trust owning a Boeing 737-300 Stage III commercial aircraft for $14.0 million including acquisition fees of $0.1 million that were paid to FSI for the purchase of this investment and increased its investment in a trust owning marine containers by $0.1 million on which no fees were paid to FSI. The remaining interest in these trusts were purchased by an affiliated program.

During 1998, the Partnership also purchased an interest in an entity owning a portfolio of marine containers for $2.5 million, including acquisition and lease negotiation fees of $0.1 million that were paid to FSI. The remaining interest in this entity was purchased by an affiliated program.

The Partnership had a beneficial interests in two USPEs that owned multiple aircraft (the Trusts). One of these Trusts contain provisions, under certain circumstances, for allocating specific aircraft to the beneficial owners. During 1998, the Partnership increased its investment in a trust owning four commercial aircraft by funding the installation of a hushkit on an aircraft assigned to the Partnership in the trust for $1.3 million, including acquisition and lease negotiation fees of $0.1 million that were paid to FSI. In this Trust, the Partnership subsequently sold the two commercial aircraft assigned to it with a net book value of $6.2 million for proceeds of $13.1 million.

During 1998, the Partnership reduced its interest in an entity owning a container feeder vessel by $1.0 million to its net realizable value.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

4.   Investments in Unconsolidated Special-Purpose Entities (continued)

The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the year ended December 31 (in thousands of dollars):

                                          1999                          1998                       1997
                                                    Net                          Net                         Net
                                   Total         Interest of    Total        Interest of        Total     Interest of
                                   USPEs         Partnership    USPEs        Partnership        USPEs     Partnership
                                ---------------------------   ---------------------------   -------------------------
            Net investments       $  59,692      $  27,736      $  34,801      $  14,200      $  57,616    $  24,061
            Lease revenues           10,395          3,224         12,215          3,782         20,317        6,522
            Net income (loss)          (867)        (1,003)        22,183          6,465          6,773        3,336


5.   Operating Segments

The Partnership operates primarily in five operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engage in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation.

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1999  Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1 Total
     ------------------------------------ --------- ---------  --------- ---------  --------- ---------  -----------

     Revenues
       Lease revenue                       $  4,481  $  2,317   $  9,849  $  2,790   $  4,551  $     --   $  23,988
       Interest income and other                 33        --         12        (2)        47       180         270
       Gain (loss) on disposition of
         equipment                           24,414        93      1,670      (195)       (31)       --      25,951
                                           -------------------------------------------------------------------------
         Total revenues                      28,928     2,410     11,531     2,593      4,567       180      50,209

     Costs and expenses
       Operations support                       832        --      6,322       769        829        47       8,799
       Depreciation and amortization          6,970     2,217      5,559       755      1,470        30      17,001
       Interest expense                          15        --         --        --         --     2,093       2,108
       Management fees                          196       116        481       160        308        --       1,261
       General and administrative expenses      388        11        149       546         73       767       1,934
       Loss on revaluation of equipment          --        --      3,567        --         --        --       3,567
       Provision for bad debts                  485        --         --        22         84        --         591
                                           -------------------------------------------------------------------------
         Total costs and expenses             8,886     2,344     16,078     2,252      2,764     2,937      35,261
                                           -------------------------------------------------------------------------
     Minority interests                      (8,225)       --        276        --         --        --      (7,949)
     Equity in net income (loss) of USPEs      (250)        5     (1,029)       --         --       271      (1,003)
                                           -------------------------------------------------------------------------
     Net income (loss)                     $ 11,567  $     71   $ (5,300) $    341   $  1,803  $ (2,486)  $   5,996
                                           =========================================================================

     Total assets as of December 31, 1999  $ 22,940  $ 21,811   $ 17,353  $  4,208   $  8,870  $  3,022   $  78,204
                 -
                                           =========================================================================




<F1>

-------------------
  1 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses. Also includes income from an investment in an entity that owned a mobile offshore drilling unit.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

5.   Operating Segments (continued)

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------

     Revenues
       Lease revenue                       $  9,098  $    923   $ 10,695  $  3,295   $  4,111  $     --   $ 28,122
       Interest income and other                 20        89         65        10         20       561        765
       Gain (loss) on disposition of          5,594       582         19        51         12        (5)     6,253
         equipment
                                           ------------------------------------------------------------------------
         Total revenues                      14,712     1,594     10,779     3,356      4,143       556     35,140

     Costs and expenses
       Operations support                     1,191        12      6,055       817        857        63      8,995
       Depreciation and amortization         11,938       712      6,090     1,040      1,273        32     21,085
       Interest expense                          43        --         --        --         --     2,018      2,061
       Management fee to affiliate              453        46        535       216        288        --      1,538
       General and administrative expenses      420        30        209       604         67       723      2,053
       Loss on revaluation of equipment          --       183      4,093        --         --        --      4,276
       Provision for (recovery of) bad          (83)       --         --        22        (14)       --        (75)
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses            13,962       983     16,982     2,699      2,471     2,836     39,933
                                           ------------------------------------------------------------------------
     Minority interests                        (469)       --        242        --         --        --       (227)
     Equity in net income (loss) of USPEs     7,841       (20)    (1,599)       --         --       243      6,465
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  8,122  $    591   $ (7,560) $    657   $  1,672  $ (2,037)  $  1,445
                                           ========================================================================

     Total assets as of December 31, 1998  $ 34,704  $  9,267   $ 32,957  $  4,824   $ 10,913  $ 11,605   $104,270
                                           ========================================================================


                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1997  Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1   Total
                                           --------- ---------  --------- ---------  --------- ---------  -----------

     Revenues
       Lease revenue                       $  8,526  $  1,681   $ 10,841  $  3,760   $  4,135  $     --   $ 28,943
       Interest income and other                 --        36        277        47         --       152        512
       Gain (loss) on disposition of          1,972        55      8,265      (171)        --        --     10,121
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                      10,498     1,772     19,383     3,636      4,135       152     39,576

     Costs and expenses
       Operations support                       680        12      8,136       870      1,001        52     10,751
       Depreciation and amortization          5,624     1,147      5,746     1,522      1,452        30     15,521
       Interest expense                         137        --         --        --         --     2,297      2,434
       Management fees to affiliate             393        90        551       236        285        --      1,555
       General and administrative expenses      917         6        187       575         66       819      2,570
       Provision for (recovery of) bad        1,188      (111)        --       153         43        --      1,273
     debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             8,939     1,144     14,620     3,356      2,847     3,198     34,104
                                           -------------------------------------------------------------------------
     Minority interests                        (110)       --        534        --         --        --        424
     Equity in net income (loss) of USPEs     3,866        --       (531)       --         --         1      3,336
                                           -------------------------------------------------------------------------
     Net income (loss)                     $  5,315  $    628   $  4,766  $    280   $  1,288  $ (3,045)  $  9,232
                                           =========================================================================


     Total assets as of December 31, 1997  $ 41,755  $  4,393   $ 35,420  $  7,098   $  9,129  $ 23,756   $121,551
                                           =========================================================================

<F1>


----------------
   1 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses. Also includes income from an investment in an entity that owned a mobile offshore drilling unit.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

6.   Geographic Information

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in six geographic regions: United States, South America, Canada, Mexico, Europe, and India. Marine vessels and marine containers are leased or were leased to multiple lessees in different regions that operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs grouped by domiciles of the lessees as of and for the years ended December 31, (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1999         1998        1997           1999         1998        1997
       ----------------------------  -------------------------------------   -------------------------------------

       United States                  $   8,540   $    9,126  $    7,132        $    --   $       --  $       --
       South America                      1,643        5,130       4,920             --           --          --
       Canada                             1,201          988         764             --          986       3,619
       Europe                               378           --         948             --           --          --
       India                                 60        1,260       2,658             --           --          --
       Rest of the world                 12,166       11,618      12,521          3,224        2,796       2,903
                                      -------------------------------------   -------------------------------------
           Lease revenues             $  23,988   $   28,122  $   28,943        $ 3,224   $    3,782  $    6,522
                                      =====================================   =====================================

The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1999         1998        1997           1999         1998        1997
       ----------------------------  -------------------------------------   -------------------------------------

       United States                  $    (312)  $   (3,494) $    1,219        $  (627)  $       --  $       --
       South America                     15,719          801         224           (185)          --          --
       Canada                               370          324         461             25        7,191       3,159
       Mexico                                --           --          --            537          651         707
       Europe                                23           --       2,370             --           --          --
       India                             (1,839)       4,980      (1,219)            --           --          --
       Rest of the world                 (4,205)      (5,354)      5,900           (753)      (1,377)       (530)
                                      -------------------------------------   -------------------------------------
          Regional income (loss)          9,756       (2,743)      8,955         (1,003)       6,465       3,336
       Administrative and other          (2,757)      (2,277)     (3,059)           --           --          --
                                      -------------------------------------   -------------------------------------
          Net income (loss)           $   6,999   $   (5,020) $    5,896        $(1,003)  $    6,465  $    3,336
                                      =====================================   =====================================


                                           PLM EQUIPMENT GROWTH FUND VI
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                   December 31, 1999

6.   Geographic Information (continued)

The net book value of these assets as of December 31 are as follows (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 1999         1998        1997           1999         1998        1997
       ----------------------------  -------------------------------------   -------------------------------------

       United States                 $   13,378  $   22,048   $  14,250      $  12,589   $       --  $    3,491
       South America                         --      16,834      20,202             --           --          --
       Canada                             1,873       1,889       1,978            156          279       6,614
       Mexico                                --          --          --          4,055        4,435       4,581
       Europe                             1,490          --          --             --           --          --
       India                              1,736       2,084       5,552             --           --          --
       Rest of the world                 27,591      36,647      34,226         10,936        9,486       9,375
                                     -------------------------------------   -------------------------------------
           Net book value            $   46,068  $   79,502   $  76,208      $  27,736   $   14,200  $   24,061
                                     =====================================   =====================================


7.   Note Payable

In August 1993, the Partnership entered into an agreement to issue a long-term note totaling $30.0 million to two institutional investors. The note bears interest at a fixed rate of 6.7% per annum and has a final maturity in 2003. Interest on the note is payable monthly. The note is scheduled to be repaid in three principal payments of $10.0 million on November 17, 2001, 2002, and 2003. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage. Proceeds from the sale of the note were used to fund equipment acquisitions and to repay obligations of the Partnership under the credit facility.

The General Partner has entered into a joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership, PLM Equipment Growth & Income Fund VII (EGF VII) and Professional Lease Management Income Fund I (Fund
I), both affiliated investment programs; and TEC Acquisub, Inc. (TECAI), an indirect wholly-owned subsidiary of the General Partner, which may be used to provide interim financing of up to (i) 70% of the aggregate book value or 50% of the aggregate net fair market value of eligible equipment owned by the Partnership, plus (ii) 50% of unrestricted cash held by the borrower. The Partnership, EGF VII, Fund I, and TECAI collectively may borrow up to $24.5 million of the Committed Bridge Facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the Committed Bridge Facility. The Committed Bridge Facility also provides for a $5.0 million Letter of Credit Facility for the eligible borrowers. Individual borrowings may be outstanding for no more than 179 days, with all advances due no later than June 30, 2000. Interest accrues at either the prime rate or adjusted LIBOR plus 1.625% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner. As of December 31, 1999, no eligible borrower had any outstanding borrowings under this facility. The General Partner believes it will be able to renew the Committed Bridge Facility upon its expiration with similar terms as those in the current Committed Bridge Facility.

The General Partner estimates, based on recent transactions, that the fair market value of the $30.0 million fixed-rate note is $29.0 million.

8.   Concentrations of Credit Risk

No single lessee accounted for more than 10% of the consolidated revenues for the owned equipment and partially owned equipment during 1999, 1998, and 1997. In 1999, however, AAR Allen Group International purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 49% of total consolidated revenues. In 1998, Triton Aviation Services, Ltd. purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 16% of total consolidated revenues of 1998.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

8.   Concentrations of Credit Risk  (continued)

As of December 31, 1999 and 1998, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.   Income Taxes

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 1999, the financial statement carrying amount of assets and liabilities was approximately $42.2 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.  Contingencies

PLM International (the Company) and various of its wholly-owned subsidiaries are named as defendants in a lawsuit filed as a purported class action in January 1997 in the Circuit Court of Mobile County, Mobile, Alabama, Case No. CV-97-251 (the Koch action). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds), each a California limited partnership for which the
Company's wholly-owned subsidiary, FSI, acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages, and have offered to tender their limited partnership units back to the defendants.

In March 1997, the defendants removed the Koch action from the state court to the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court) based on the court's diversity jurisdiction. In December 1997, the court granted defendants motion to compel arbitration of the named plaintiffs' claims, based on an agreement to arbitrate contained in the limited partnership agreement of each Partnership. Plaintiffs appealed this decision, but in June 1998 voluntarily dismissed their appeal pending settlement of the Koch action, as discussed below.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1999

10. Contingencies (continued)

settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and June 29, 1999. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Partnership's limited partnership agreement if less than 50% of the limited partners of each Partnership vote against such amendments. The limited partners will be provided the opportunity to vote against the amendments by following the instructions contained in solicitation statements that will be mailed to them after being filed with the Securities and Exchange Commission. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Partnership funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on June 29, 1999 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in June 1999. The monetary settlement remains subject to certain conditions, including notice to the monetary class and final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including: (a) notice to the equitable class, (b) disapproval of the proposed amendments to the partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, and (c) judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. No hearing date is currently scheduled for the final fairness hearing. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Partnership has initiated litigation in various official forums in India against the defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed its property previously leased to such airline, and the airline has ceased operations. In response to the Partnership's collection efforts, the airline filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airlines' counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes an unfavorable outcome from the counterclaims is remote.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

                                INDEX OF EXHIBITS


  Exhibit                                                               Page

    4.      Limited Partnership Agreement of Partnership.                 *

   10. 1    Management Agreement between Partnership and                  *
            PLM Investment Management, Inc.

   10. 2    Note Agreement, dated as of August 1, 1993, regarding         *
            $30.0 million in 6.7% senior notes due November 17, 2003.

   10. 3    Fourth Amended and Restated Warehousing Credit Agreement,
            dated as of December 15, 1998, with First Union National
            Bank of North Carolina.                                       *

   10. 4    First amendment to the Fourth Amended and Restated Warehouse
            Credit Agreement dated December 10, 1999.                   52-56

   24.      Powers of Attorney.                                         57-59





















--------

* Incorporated by reference. See page 30 of this report.