Form 10-Q
period 2000-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 2000-05-08
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q




       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL QUARTER ENDED MARCH 31, 2000


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)




                                                                                March 31,          December 31,
                                                                                2000                  1999
                                                                             ----------------------------------
  ASSETS

  Equipment held for operating lease                                         $   84,274           $   85,318
  Less accumulated depreciation                                                 (40,868)             (39,250)
                                                                             -----------------------------------
    Net equipment                                                                43,406               46,068

  Cash and cash equivalents                                                       1,663                2,486
  Restricted cash                                                                   183                  183
  Accounts receivable, less allowance for doubtful accounts
      of $2,431 in 2000 and $2,416 in 1999                                        1,507                1,397
  Investments in unconsolidated special-purpose entities                         26,326               27,736
  Deferred charges, net of accumulated amortization of
      $385 in 2000 and $355 in 1999                                                 245                  276
  Prepaid expenses and other assets                                                  49                   58
                                                                             -----------------------------------

        Total assets                                                         $   73,379           $   78,204
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                      $    1,159           $    2,106
  Due to affiliates                                                                 359                  342
  Lessee deposits and reserve for repairs                                           918                  735
  Note payable                                                                   30,000               30,000
                                                                             -----------------------------------
    Total liabilities                                                            32,436               33,183
                                                                             -----------------------------------

  Partners' capital:
  Limited partners (8,189,465 limited partnership units as of
      March 31, 2000 and 8,191,718 as of December 31, 1999)                      40,943               45,021
  General Partner                                                                    --                   --
                                                                             -----------------------------------
    Total partners' capital                                                      40,943               45,021
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $   73,379           $   78,204
                                                                             ===================================
















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                                                    For the Three Months
                                                                                       Ended March 31,
                                                                                    2000              1999
                                                                                --------------------------------
  REVENUES

  Lease revenue                                                                 $     4,700       $     7,169
  Interest and other income                                                              78                53
  Net loss on disposition of equipment                                                  (72)             (191)
                                                                                --------------------------------
    Total revenues                                                                    4,706             7,031
                                                                                --------------------------------

  EXPENSES

  Depreciation and amortization                                                       2,401             4,140
  Repairs and maintenance                                                               531               976
  Equipment operating expenses                                                          638             1,080
  Insurance expenses                                                                     10               270
  Management fees to affiliate                                                          266               380
  Interest expense                                                                      503               534
  General and administrative expenses to affiliates                                     187               241
  Other general and administrative expenses                                             216               260
  Provision for bad debts                                                                20                43
                                                                                -------------------------------
      Total expenses                                                                  4,772             7,924
                                                                                --------------------------------

  Minority interests                                                                     --              (188)

  Equity in net income (loss) of unconsolidated special-purpose entities               (546)              210
                                                                                -------------------------------

        Net loss                                                                $      (612)      $      (871)
                                                                                ================================

  PARTNERS' SHARE OF NET INCOME (LOSS)

  Limited partners                                                              $      (784)      $    (1,044)
  General Partner                                                                       172               173
                                                                                --------------------------------

  Total                                                                         $      (612)      $      (871)
                                                                                ================================

  Net loss per weighted-average limited partnership unit                        $     (0.10)      $     (0.13)
                                                                                ================================

  Cash distribution                                                             $     3,449       $     3,456
                                                                                ================================

  Cash distribution per weighted-average limited partnership unit               $      0.40       $      0.40
                                                                                ================================











                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            ( A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 1998 TO MARCH 31, 2000
                            (in thousands of dollars)


                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998              $   52,954            $    --             $   52,954

  Net income                                                    5,305                691                  5,996

  Purchase of limited partnership units                          (123)                --                   (123)

  Cash distribution                                           (13,115)              (691)               (13,806)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1999                  45,021                 --                 45,021

  Net income (loss)                                              (784)               172                   (612)

  Purchase of limited partnership units                           (17)                --                    (17)

  Cash distribution                                            (3,277)              (172)                (3,449)
                                                           -------------------------------------------------------

    Partners' capital as of March 31, 2000                 $   40,943            $    --             $   40,943
                                                           =======================================================

































                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                  2000           1999
                                                                               ----------------------------
OPERATING ACTIVITIES

Net loss                                                                        $    (612)    $    (871)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                     2,401         4,140
  Net loss on disposition of equipment                                                 72           191
  Equity in net (income) loss from unconsolidated special-purpose
    entities                                                                          546          (210)
  Changes in operating assets and liabilities:
    Restricted cash                                                                    --          (134)
    Accounts receivable, net                                                         (102)         (460)
    Prepaid expenses and other assets                                                   9            43
    Accounts payable and accrued expenses                                             (20)          106
    Due to affiliates                                                                  17            65
    Lessee deposits and reserve for repairs                                           183           151
    Minority interests                                                                 --          (624)
                                                                                --------------------------
      Net cash provided by operating activities                                     2,494         2,397
                                                                                ---------------------------

INVESTING ACTIVITIES

Payments for equipment purchases and capitalized improvements                        (928)       (6,010)
Distributions from unconsolidated special-purpose entities                            864           692
Payments of acquisition fees to affiliate                                              --          (300)
Payments of lease negotiation fees to affiliate                                        --           (67)
Principal payments on direct finance lease                                             --            39
Proceeds from disposition of equipment                                                213           950
                                                                                ---------------------------
      Net cash provided by (used in) investing activities                             149        (4,696)
                                                                                ---------------------------

FINANCING ACTIVITIES

Proceeds from short-term note payable                                                  --         3,712
Cash distribution paid to limited partners                                         (3,277)       (3,283)
Cash distribution paid to General Partner                                            (172)         (173)
Repurchase of limited partnership units                                               (17)          (17)
                                                                                ---------------------------
      Net cash (used in) provided by financing activities                          (3,466)          239
                                                                                ---------------------------

Net decrease in cash and cash equivalents                                            (823)       (2,060)
Cash and cash equivalents at beginning of period                                    2,486         2,558
                                                                                ---------------------------

Cash and cash equivalents at end of period                                      $   1,663     $     498
                                                                                ===========================
SUPPLEMENTAL INFORMATION

Interest paid                                                                   $     503     $     525
                                                                                ===========================






                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the
Partnership) as of March 31, 2000 and December 31, 1999, the statements of operations for the three months ended March 31, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to March 31, 2000, and the statements of cash flows for the three months ended March 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

Beginning in the Partnership's seventh year of operations, which commenced on January 1, 2000, the General Partner stopped reinvesting excess cash. Surplus funds, if any, less reasonable reserves, will be distributed to the partners. Beginning in the Partnership's ninth year of operations, which commences on January 1, 2002, the General Partner intends to begin an orderly liquidation of the Partnership's assets. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment and by certain other events.

3.   PURCHASE OF LIMITED PARTNERSHIP UNITS

In 1999, the Partnership agreed to purchase up to 4,000 limited partnership units in 2000 for an aggregate purchase price of up to a maximum of $30,400. During the three months ended March 31, 2000, the Partnership had purchased 2,253 limited partnership units for $17,000. The General Partner may purchase the additional units in the future.

4.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2000 and 1999, cash distributions totaled $3.4 million and $3.5 million, respectively. Cash distributions to the limited partners of $3.3 million for the three months ended March 31, 2000 and 1999, were deemed to be a return of capital.

     Cash distributions related to the results from the first quarter of 2000 of $2.0 million, will be paid during the second quarter of 2000.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of March 31, 2000 and December 31, 1999 included $0.2 million due to FSI and its affiliates for management fees and $0.2 million due to affiliated unconsolidated special-purpose entities (USPEs).

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of March 31, 2000 and December 31, 1999.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

     The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                       For the Three Months
                                                         Ended March 31,
                                                       2000           1999
                                                    ---------------------------
  Management fees                                   $      58      $      42
  Data processing and administrative
     expenses                                              12              9

During the three months ended March 31, 1999, the Partnership purchased a marine vessel for $6.7 million and paid FSI $0.4 million for acquisition and lease negotiation fees. Neither acquisition nor lease negotiation fees were paid to FSI during the three months ended March 31, 2000.

6.   EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):

                                                  March 31,         December 31,
                                                   2000                1999
                                               ---------------------------------

  Marine containers                            $   23,824          $   24,691
  Aircraft                                         21,630              21,630
  Railcars                                         17,239              17,284
  Trailers                                         11,581              11,713
  Marine vessels                                   10,000              10,000
                                               -----------         -----------
                                                   84,274              85,318
  Less accumulated depreciation                   (40,868)            (39,250)
                                               -----------         -----------
      Net equipment                            $   43,406          $   46,068
                                               ===========         ===========

As of March 31, 2000, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a Boeing 737-200 commercial aircraft and 24 railcars. As of December 31, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a Boeing 737-200 commercial aircraft and 20 railcars. The net book value of the off-lease equipment was $1.9 million and $2.0 million as of March 31, 2000 and December 31, 1999, respectively.

During the three months ended March 31, 2000, the Partnership disposed of or sold marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for $0.2 million. During the three months ended March 31, 1999, the Partnership disposed of or sold marine containers, trailers, and railcars, with an aggregate net book value of $1.1 million, for $0.9 million.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2000

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):



                                                                                   March 31,      December 31,
                                                                                     2000             1999
                                                                                 ------------------------------

     62% interest in a trust owning a Boeing 737-300 stage III
               commercial aircraft                                               $  12,019        $   12,574
     53% interest in an entity owning a product tanker                               6,079             6,482
     40% interest in a trust owning two DC-9 stage III commercial aircraft
               on direct finance lease                                               3,940             4,055
     25% interest in an entity owning marine containers                              2,061             2,211
     50% interest in an entity owning a container feeder vessel                      1,082             1,178
     20% interest in an entity owning a handymax dry bulk carrier                    1,003             1,065
     50% interest in a trust that owned four stage II commercial aircraft              125               156
     64% interest in a trust that owned a stage III commercial aircraft                 17                15
                                                                                 ----------       -----------
         Net investments                                                         $  26,326        $   27,736
                                                                                 ==========       ===========

As of March 31, 2000 and December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a Boeing 737-300 commercial aircraft with a net investment value of $12.0 million and $12.6 million, respectively.

For the three months ended March 31, 2000, all jointly-owned equipment was accounted for under the equity method of accounting. For the three months ended March 31, 1999, certain jointly-owned equipment of which the Partnership had a controlling interest greater than 50% was accounted for under the consolidation method of accounting.

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










                      (This space intentionally left blank)

                                           PLM EQUIPMENT GROWTH FUND VI
                                              (A Limited Partnership)
                                           NOTES TO FINANCIAL STATEMENTS
                                                  March 31, 1999

8.   Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):


                                            Marine                                    Marine
                                            Vessel   Aircraft   Railcar   Trailer    Container   All
For the quarter ended March 31,2000         Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
--------------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  1,194  $    695   $  1,122  $    587   $  1,102  $     --   $  4,700
       Interest income and other                 --        --         --        --         --        78         78
       Gain (loss) on disposition of             --        --         20       (23)       (69)       --        (72)
        equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,194       695      1,142       564      1,033        78      4,706

     COSTS AND EXPENSES
       Operations support                       803       (59)       242       181          3         9      1,179
       Depreciation and amortization            396       582        320       164        931         8      2,401
       Interest expense                          --        --         --        --         --       503        503
       Management fees to affiliate              60        31         78        33         64        --        266
       General and administrative expenses       18        33         20       132          4       196        403
       Provision for bad debts                   --        --         15         5         --        --         20
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,277       587        675       515      1,002       716      4,772
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (254)     (307)        --        --         18        (3)      (546)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $   (337) $   (199)  $    467  $     49   $     49  $   (641)  $   (612)
                                           ========================================================================

     Total assets as of March 31, 2000     $ 16,405  $ 21,660   $  8,465  $  3,879   $ 20,809  $  2,161   $ 73,379
                                           ========================================================================


                                            Marine                                    Marine
                                            Vessel   Aircraft   Railcar   Trailer    Container   All
     For the quarter ended March 31, 1999  Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1     Total
     ------------------------------------  --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,678  $  2,164   $  1,191  $    625   $    511  $     --   $   7,169
       Interest income and other                  5         1         --         1         --        46          53
       Gain (loss) on disposition of             --        (2)      (130)      (87)        28        --        (191)
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                       2,683     2,163      1,061       539        539        46       7,031

     COSTS AND EXPENSES
       Operations support                     1,975        23        162       153          1        12       2,326
       Depreciation and amortization          1,574     1,759        325       200        275         7       4,140
       Interest expense                          --         9         --        --         --       525         534
       Management fees to affiliate             134       111         82        27         26        --         380
       General and administrative expenses       56       138         12       121          3       171         501
       Provision for (recovery of) bad           --        31          5         7         --        --          43
     debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             3,739     2,071        586       508        305       715       7,924
                                           -------------------------------------------------------------------------
     Minority interests                          12      (200)        --        --         --        --        (188)
     Equity in net income (loss) of USPEs       (96)      164         --        --         --       142         210
                                           -------------------------------------------------------------------------
     Net income (loss)                     $ (1,140) $     56   $    475  $     31   $    234  $   (527)  $    (871)
                                           =========================================================================

     Total assets as of March 31, 1999     $ 38,544  $ 33,460   $ 10,044  $  4,636   $  9,031  $  7,621   $ 103,336
                                           =========================================================================



<F1>
------------------------------
   1 Includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses. Also includes net income
     (loss) from an investment in an entity that owned a mobile offshore drilling unit.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

9.   DEBT

The General Partner has entered into a short-term, joint $24.5 million credit facility (the Committed Bridge Facility) on behalf of the Partnership that is due to expire on June 30, 2000. As of March 31, 2000, no eligible borrower had any outstanding borrowings under the short term Committed Bridge Facility.

The General Partner believes it will be able to renew the credit facility upon its expiration with similar terms to those in the current credit facility.

10.  NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2000 and 1999 was 8,191,180 and 8,205,780, respectively.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

11.  CONTINGENCIES (CONTINUED)

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


                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

11.  CONTINGENCIES (CONTINUED)

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.














                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI's (the Partnership's) Operating Results for the Three Months Ended March 31, 2000 and 1999

In September 1999, the General Partner amended the corporate-by-laws of certain unconsolidated special-purpose entities (USPEs) in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the three months ended March 31, 1999 and were included with the owned equipment operations. For the three months ended March 31, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                  For the Three Months
                                                     Ended March 31,
                                                 2000             1999
                                                 ----------------------------
  Marine containers                             $  1,099         $     510
  Railcars                                           880             1,029
  Aircraft, aircraft engines, and components         754             2,141
  Trailers                                           406               472
  Marine vessels                                     391               703

Marine containers: Marine container lease revenues and direct expenses were $1.1 million and $3,000, respectively, for the three months ended March 31, 2000, compared to $0.5 million and $1,000, respectively, during the same quarter of 1999. The increase in lease revenues of $0.6 million during the first quarter of 2000 was due to the purchase of marine containers during the second and fourth quarters of 1999.

Railcars: Railcar lease revenues and direct expenses were $1.1 million and $0.2 million, respectively, for the three months ended March 31, 2000, compared to $1.2 million and $0.2 million, respectively, during the same period of 1999. The decrease in railcar lease revenues of $0.1 million was due to the sale of railcars during 2000 and 1999.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.7 million and ($0.1) million, respectively, for the three months ended March 31, 2000, compared to $2.2 million and $23,000, respectively, during the same period of 1999. The decrease in aircraft contribution of $1.4 million was due to the sale of the Partnership's majority interest in a Boeing 767-200ER Stage III commercial aircraft during 1999 and the decrease of $0.1 million was due to a Boeing 737-200 that was off-lease during the first quarter of 2000 that was on-lease for one month during the same period of 1999. Direct expenses decreased $0.1 million during the first quarter of 2000 due to a refund from repairs to the Boeing 737-200 that were not required when compared to the same period of 1999. A similar event did not occur during 1999.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended March 31, 2000 and 1999. The number of trailers owned by the Partnership declined during 2000 and 1999 due to sales and dispositions. The result of this declining fleet has been a decrease in trailer contribution.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.2 million and $0.8 million, respectively, for the three months ended March 31, 2000, compared to $2.7 million and $2.0 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the three months ended March 31, 2000, lease revenues decreased $1.4 million and direct expenses decreased $0.6 million when compared to the same period of 1999.

In addition, a decline in lease revenues of $0.1 million and a decline in direct expenses of $0.2 million was caused by the sale of one of the Partnership's wholly-owned marine vessels during 1999. Direct expenses decreased an additional $0.3 million on the three remaining wholly-owned marine vessels due to a $0.2 million decrease in required repairs and $0.1 million decrease in insurance expense.

(B)  Indirect Expenses Related to Owned Equipment Operations

     Total indirect expenses of $3.6 million for the quarter ended March 31, 2000 decreased from $5.6 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $1.7 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $1.5 million due to the sale of certain equipment during 2000 and 1999, and a decrease of $0.7 million as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset, in part, by an increase of $0.7 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2000 and 1999.

     (ii)A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the three months ended March 31, 2000 when compared to the same period of 1999.

     (iii) A $0.1 million decrease in general and administrative expenses was caused by the sale of the Partnership's majority interest in a Boeing 767-200ER Stage III commercial aircraft during 1999 and to lower costs associated with the relocation of certain aircraft during the three months ended March 31, 1999 that were not made during the same period of 2000.

(C)  Net Loss on Disposition of Owned Equipment

The net loss on the disposition of owned equipment for the first quarter of 2000 totaled $0.1 million, and resulted from the sale of marine containers, trailers, and railcars with an aggregate net book value of $0.3 million, for $0.2 million. The net loss on the disposition of owned equipment for the first quarter of 1999 totaled $0.2 million, and resulted from the sale of marine containers, trailers, and railcars with an aggregate net book value of $1.1 million, for $0.9 million.

(D)  Minority interests

Minority interests decreased $0.2 million in the first quarter of 2000 when compared to the same period of 1999 due to the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                    For the Three Months
                                                        Ended March 31,
                                                    2000               1999
                                                 ------------------------------
  Marine containers                                $      18        $       --
  Mobile offshore drilling unit                           (3)              142
  Marine vessels                                        (254)              (96)
  Aircraft                                              (307)              164
                                                  ===========      ============
      Equity in net income (loss) of USPEs         $    (546)       $      210
                                                  ===========      ============

Marine containers: During the three months ended March 31, 2000 and 1999, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. Marine containers contribution increased $18,000 in the first quarter of 2000 when compared to the same period of 1999 due to $8,000 in higher lease revenues caused by the purchase of additional marine containers during June 1999 and lower depreciation expense of $11,000 due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Mobile offshore drilling unit: The Partnership's interest in an entity that owned a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the three months ended March 31, 1999, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

Marine vessels: During the three months ended March 31, 2000, lease revenues of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.2 million. During the same period of 1999, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million.

The increase in marine vessel lease revenues of $0.6 million and depreciation expense, direct expenses, and administrative expenses of $0.8 million during the three months ended March 31, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the three months ended March 31, 1999.

Aircraft: As of March 31, 2000, the Partnership owned an interest in two commercial aircraft on a direct finance lease and a Boeing 737-300 commercial aircraft. As of March 31, 1999, the Partnership owned an interest in two commercial aircraft on a direct finance lease. During the first quarter of 2000, revenues of $0.2 million and were offset by depreciation expense, direct expenses, and administrative expenses of $0.5 million. During the same period of 1999, revenues of $0.2 million were offset by direct expenses and administrative expenses of $17,000. The Partnership's investment in a trust owning a Boeing 737-300 did not generate any lease revenues during the three months ended March 31, 2000 and caused depreciation expense, direct expenses, and administrative expenses to increase $0.6 million. The increase in expenses caused by the investment in a trust owning a Boeing 737-300 was partially offset by a $0.1 million collection of a receivable that had been written-off as a bad debt. A similar event did not occur during the same period of 1999.

(F)  Net Loss

As a result of the foregoing, the Partnership's net loss for the three months ended March 31, 2000 was $0.6 million, compared to a net loss of $0.9 million during the same period of 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 2000 is not necessarily indicative of future periods. In the three months ended March 31, 2000, the Partnership distributed $3.3 million to the limited partners, or $0.40 per weighted-average limited partnership unit.

(II)  FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three  months  ended March 31,  2000,  the  Partnership  generated  $3.4 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the three months ended March 31, 2000 of $3.4 million) to the partners.

During the three months ended March 31, 2000, the Partnership sold or disposed of owned equipment for aggregate proceeds of $0.2 million.

Accounts payable decreased $1.0 million during the first quarter of 2000 due to the payment of $0.9 million for marine containers that were purchased in 1999.

Lessee deposits and reserve for repairs increased $0.2 during the three months ended March 31, 2000 when compared to December 31, 1999. Lessee deposits increased $0.1 million due to the prepayment of an account receivable invoice that was scheduled to be paid during April 2000. Additionally, marine vessel dry-docking reserves increased $0.2 million due to the accrual for future repairs.

The General Partner entered the Partnership into a short-term, joint $24.5 million credit facility. As of May 5, 2000, no eligible borrower had any outstanding borrowings. The General Partner believes it will renew the credit facility upon its June 30, 2000 expiration with similar terms to those in the current credit facility.

(III) EFFECTS OF YEAR 2000

To date, the Partnership has not experienced any material Year 2000 (Y2K) issues with either its internally developed software or purchased software. In addition, to date, the Partnership has not been impacted by any Y2K problems that may have impacted our customers and suppliers. The amount allocated to the Partnership by the General Partner related to Y2K issues has not been material. The General Partner continues to monitor its systems for any potential Y2K issues.

(IV)  OUTLOOK FOR THE FUTURE

Several factors may affect the Partnership's operating performance during the remainder of 2000 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Partnership's contribution during the remainder of 2000 and beyond include:

1. The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates.

2. Depressed economic conditions in Asia have led to declining freight rates through 1999 for dry bulk marine vessels. In the absence of new additional orders, the market would be expected to stabilize and improve over the next 2-3 years.

3. The Partnership owns an anchor handling supply marine vessel that has a fixed lease rate due to expire in the year 2000. If the economic conditions remain the same, the General Partner would expect to re-lease this marine vessel at a rate much lower than the rate that is currently in place.

4. Railcar loading in North America have continued to be high, however a softening in the market is expected during 2000, which may lead to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal and interest on debt, and pay cash distributions to the partners.

(V)   FORWARD-LOOKING INFORMATION

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 2000, 69% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.










                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

                  None.

           (b)    Reports on Form 8-K

                  None.






















                      (This space intentionally left blank)

-18-
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            PLM EQUIPMENT GROWTH FUND VI

                                            By:     PLM Financial Services, Inc.
                                                    General Partner



Date: May 5, 2000                           By:      /s/ Richard K Brock
                                               --------------------------------
                                                     Richard K Brock
                                                     Vice President and
                                                     Chief Financial Officer