Form 10-Q
period 2000-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 2000-08-08
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE FISCAL QUARTER ENDED JUNE 30, 2000

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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                                June 30,          December 31,
                                                                                 2000                  1999
                                                                             ----------------------------------
  ASSETS

  Equipment held for operating lease                                         $   83,751           $   85,318
  Less accumulated depreciation                                                 (42,732)             (39,250)
                                                                             -----------------------------------
    Net equipment                                                                41,019               46,068

  Cash and cash equivalents                                                       1,758                2,486
  Restricted cash                                                                   268                  183
  Accounts receivable, less allowance for doubtful accounts
      of $2,344 in 2000 and $2,416 in 1999                                        1,570                1,397
  Investments in unconsolidated special-purpose entities                         24,892               27,736
  Deferred charges, net of accumulated amortization of
      $415 in 2000 and $355 in 1999                                                 215                  276
  Prepaid expenses and other assets                                                  24                   58
                                                                             -----------------------------------

        Total assets                                                         $   69,746           $   78,204
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                      $    1,016           $    2,106
  Due to affiliates                                                                 349                  342
  Lessee deposits and reserve for repairs                                           773                  735
  Short-term warehouse facility                                                     600                   --
  Note payable                                                                   30,000               30,000
                                                                             -----------------------------------
    Total liabilities                                                            32,738               33,183
                                                                             -----------------------------------

  Partners' capital:
  Limited partners (8,189,465 limited partnership units as of
      June 30, 2000 and 8,191,718 as of December 31, 1999)                       37,008               45,021
  General Partner                                                                    --                   --
                                                                             -----------------------------------
    Total partners' capital                                                      37,008               45,021
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $   69,746           $   78,204
                                                                             ===================================














                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)


                                                      For the Three Months               For the Six Months
                                                         Ended June 30,                    Ended June 30,
                                                       2000           1999               2000           1999
                                                    ------------------------------------------------------------
  REVENUES

  Lease revenue                                     $   4,687      $   6,065        $    9,387       $ 13,235
  Interest and other income                                29             41               107             94
  Net gain (loss) on disposition of equipment              --         24,482               (72)        24,291
                                                    ------------------------------------------------------------
      Total revenues                                    4,716         30,588             9,422         37,620
                                                    ------------------------------------------------------------

  EXPENSES

  Depreciation and amortization                         2,263          4,683             4,664          8,823
  Repairs and maintenance                                 418          1,113               949          2,089
  Equipment operating expense                             607          1,186             1,245          2,266
  Insurance expense                                        92             43               102            313
  Management fees to affiliate                            238            334               504            714
  Interest expense                                        509            557             1,011          1,091
  General and administrative expenses
        to affiliates                                     155            203               343            445
  Other general and administrative expenses               331            232               547            492
  Provision for (recovery of) bad debts                  (101)            (7)              (81)            36
                                                    ------------------------------------------------------------
      Total expenses                                    4,512          8,344             9,284         16,269
                                                    ------------------------------------------------------------

  Minority interests                                       --         (8,512)               --         (8,699 )

  Equity in net income (loss) of unconsol-
        idated special-purpose entities                  (691)           265            (1,236)           474
                                                    ------------------------------------------------------------

  Net income (loss)                                 $    (487)     $  13,997        $   (1,098)      $ 13,126
                                                    ============================================================

  PARTNERS' SHARE OF NET INCOME (LOSS)

  Limited partners                                  $    (659)     $  13,824        $   (1,443)      $ 12,780
  General Partner                                         172            173               345            346
                                                    ------------------------------------------------------------

  Total                                             $    (487)     $  13,997        $   (1,098)      $ 13,126
                                                    ============================================================

  Limited partners' net income (loss) per
      weighted-average limited partnership unit     $   (0.08)     $    1.69        $    (0.18)      $   1.56
                                                    ============================================================

  Cash distributions                                $   3,449      $   3,452        $    6,898       $  6,908
                                                    ============================================================

  Cash distributions per weighted-average
      limited partnership unit                      $    0.40      $    0.40        $     0.80       $   0.80
                                                    ============================================================






                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            ( A LIMITED PARTNERSHIP)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1998 to June 30, 2000
                            (in thousands of dollars)

                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------
    Partners' capital as of December 31, 1998              $   52,954            $    --             $   52,954

  Net income                                                    5,305                691                  5,996

  Purchase of limited partnership units                          (123)                --                   (123)

  Cash distribution                                           (13,115)              (691)               (13,806)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1999                  45,021                 --                 45,021

  Net income (loss)                                            (1,443)               345                 (1,098)

  Purchase of limited partnership units                           (17)                --                    (17)

  Cash distribution                                            (6,553)              (345)                (6,898)
                                                           -------------------------------------------------------

    Partners' capital as of June 30, 2000                  $   37,008            $    --             $   37,008
                                                           =======================================================








                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                  2000           1999
                                                                               ----------------------------
OPERATING ACTIVITIES

Net income (loss)                                                               $  (1,098)    $  13,126
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                     4,664         8,823
  Net (gain) loss on disposition of equipment                                          72       (24,291)
  Equity in net (income) loss from unconsolidated special-purpose
    entities                                                                        1,236          (474)
  Changes in operating assets and liabilities:
    Restricted cash                                                                   (85)          583
    Accounts receivable, net                                                         (162)        2,065
    Prepaid expenses and other assets                                                  34            36
    Accounts payable and accrued expenses                                            (163)         (121)
    Due to affiliates                                                                   7            40
    Lessee deposits and reserve for repairs                                            38          (679)
    Minority interests                                                                 --         1,910
                                                                                ---------------------------
      Net cash provided by operating activities                                     4,543         1,018
                                                                                ---------------------------

INVESTING ACTIVITIES

Payments for equipment purchases and capitalized improvements                        (932)      (34,209)
Investments in and equipment purchased and placed in
    unconsolidated special-purpose entities                                            --          (147)
Distributions from unconsolidated special-purpose entities                          1,608         1,451
Payments of acquisition fees to affiliate                                              --          (825)
Payments of lease negotiation fees to affiliate                                        --           (67)
Principal payments on direct finance lease                                             --            49
Proceeds from disposition of equipment                                                368        37,902
                                                                                ---------------------------
      Net cash provided by investing activities                                     1,044         4,154
                                                                                ---------------------------

FINANCING ACTIVITIES

Proceeds from short-term warehouse facility                                           600         3,712
Payment of short-term warehouse facility                                               --        (3,712)
Cash distribution paid to limited partners                                         (6,553)       (6,562)
Cash distribution paid to General Partner                                            (345)         (346)
Purchase of limited partnership units                                                 (17)         (122)
                                                                                ---------------------------
      Net cash used in financing activities                                        (6,315)       (7,030)
                                                                                ---------------------------

Net decrease in cash and cash equivalents                                            (728)       (1,858)
Cash and cash equivalents at beginning of period                                    2,486         2,558
                                                                                -------------------------

Cash and cash equivalents at end of period                                      $   1,758     $     700
                                                                                ===========================

SUPPLEMENTAL INFORMATION

Interest paid                                                                   $   1,011     $   1,076



                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the Partnership) as of June 30, 2000 and December 31, 1999, the statements of operations for the three months and six months ended June 30, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to June 30, 2000, and the statements of cash flows for the six months ended June 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

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

3.   PURCHASE OF LIMITED PARTNERSHIP UNITS

In 1999, the Partnership agreed to purchase up to 4,000 limited partnership units in 2000 for an aggregate purchase price of up to a maximum of $30,400. During the six months ended June 30, 2000, the Partnership purchased 2,253 limited partnership units for $17,000. The General Partner may purchase the additional units in the future.

4.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three and six months ended June 30, 2000, cash distributions totaled $3.4 million and $6.9 million, respectively. For the three and six months ended June 30, 1999, cash distributions totaled $3.5 million and $6.9 million, respectively. Cash distributions to the limited partners of $6.6 million for the six months ended June 30, 2000, were deemed to be a return of capital. None of the cash distributions to the limited partners for the six months ended June 30, 1999, were deemed to be a return of capital.

Cash distributions related to the results from the second quarter of 2000 of $2.0 million, will be paid during the second quarter of 2000.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of June 30, 2000 and December 31, 1999 included $0.2 million due to FSI and its affiliates for management fees and data processing services, and $0.2 million due to affiliated unconsolidated special-purpose entities (USPEs).

The Partnership's proportional share of USPE-affiliated management fees of $38,000 and $0.1 million was payable as of June 30, 2000 and December 31, 1999, respectively.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):


                                                       For the Three Months               For the Six Months
                                                          Ended June 30,                    Ended June 30,
                                                       2000           1999               2000           1999
                                                    --------------------------------------------------------------
  Management fees                                   $      52      $      44          $    110       $      86
  Data processing and administrative
     expenses                                              12              8                24              17



The Partnership and USPEs incurred $0.5 million for equipment acquisition and lease negotiation fees to FSI during the six months ended June 30, 1999. Since the Partnership had no equipment acquisitions during the six months ended June 30, 2000, neither acquisition nor lease negotiation fees were incurred to FSI.

6.   EQUIPMENT

The components of owned equipment were as follows (in thousands of dollars):


                                                   June 30,         December 31,
                                                   2000                1999
                                               ---------------------------------

  Marine containers                            $   23,432          $   24,691
  Aircraft                                         21,630              21,630
  Railcars                                         17,242              17,284
  Trailers                                         11,447              11,713
  Marine vessels                                   10,000              10,000
                                               -----------         -----------
                                                   83,751              85,318
  Less accumulated depreciation                   (42,732)            (39,250)
                                               -----------         -----------
      Net equipment                            $   41,019          $   46,068
                                               ===========         ===========

As of June 30, 2000, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a Boeing 737-200 commercial aircraft, an anchor handling marine vessel, and 50 railcars. As of December 31, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a Boeing 737-200 commercial aircraft and 20 railcars. The net book value of the off-lease equipment was $5.6 million as of June 30, 2000 and $2.0 million as of December 31, 1999.

During the six months ended June 30, 2000, the Partnership disposed of or sold marine containers, trailers, and railcars, with an aggregate net book value of $0.4 million, for $0.4 million. During the six months ended June 30, 1999, the Partnership disposed of or sold marine containers, trailers, and railcars, with an aggregate net book value of $1.5 million, for $1.4 million. The Partnership also sold a Boeing 767-200ER Stage III commercial aircraft with a net book value of $15.6 million for proceeds of $40.1 million which includes $3.6 million of unused engine reserves.

On May 24, 2000, FSI, on behalf of the Partnership, entered into an asset purchase agreement to sell the refrigerated and dry trailer assets of the Partnership. Closing of the transaction is contingent on numerous conditions. If the sale is completed, the General Partner estimates that the Partnership's sale proceeds to be approximately $3.3 million and will result in a gain of approximately $1.2 million. Since the sale of the trailers is contingent upon certain conditions being met, the Partnership's refrigerated and dry trailers are not classified as assets held for sale.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                    June 30,      December 31,
                                                                                     2000             1999
                                                                                 ------------------------------

     62% interest in a trust owning a Boeing 737-300 stage III
               commercial aircraft                                               $  11,396        $   12,574
     53% interest in an entity owning a product tanker                               5,710             6,482
     40% interest in a trust owning two DC-9 stage III commercial aircraft
               on direct finance lease                                               3,817             4,055
     25% interest in an entity owning marine containers                              1,972             2,211
     50% interest in an entity owning a container feeder vessel                        947             1,178
     20% interest in an entity owning a handymax dry bulk carrier                      940             1,065
     50% interest in a trust that owned four stage II commercial aircraft               93               156
     64% interest in a trust that owned a stage III commercial aircraft                 17                15
                                                                                 ----------       -----------
         Net investments                                                         $  24,892        $   27,736
                                                                                 ==========       ===========


As of June 30, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease. As of December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a Boeing 737-300 commercial aircraft with a net investment value of $12.6 million.

For the six months ended June 30, 2000, all jointly-owned equipment was accounted for under the equity method of accounting. For the six months ended June 30, 1999, certain jointly-owned equipment of which the Partnership had a controlling interest greater than 50% was accounted for under the consolidation method of accounting.

8.   OPERATING SEGMENTS

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, and marine container leasing. Each equipment leasing segment primarily engages in short-term to mid-term operating leases to a variety of customers.










                      (This space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
                                            Vessel   Aircraft   Railcar   Trailer    Container
     For the quarter ended June 30,        Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     2000
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  1,174  $    695   $  1,073  $    600   $  1,145  $     --   $  4,687
       Interest income and other                 --        --         --        --         --        29         29
       Gain (loss) on disposition of             --        --         --        (8)         8        --         --
        equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,174       695      1,073       592      1,153        29      4,716

     COSTS AND EXPENSES
       Operations support                       610        96        214       184          3        10      1,117
       Depreciation and amortization            395       582        320       162        797         7      2,263
       Interest expense                          --        --         --        --         --       509        509
       Management fees to affiliate              59        32         55        35         57        --        238
       General and administrative expenses       23        72         43       107          3       238        486
       Recovery of bad debts                     --        (9)       (78)      (14)        --        --       (101)
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,087       773        554       474        860       764      4,512
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (272)     (438)        --        --         19        --       (691)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $   (185) $   (516)  $    519  $    118   $    312  $   (735)  $   (487)
                                           ========================================================================

     Total assets as of June 30, 2000      $ 15,517  $ 20,300   $  8,247  $  3,670   $ 19,746  $  2,266   $ 69,746
                                           ========================================================================



                                            Marine                                    Marine
                                            Vessel   Aircraft   Railcar   Trailer    Container
     For the quarter ended June 30,        Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     1999
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  3,132  $    928   $  1,107  $    650   $    248  $     --   $   6,065
       Interest income and other                  5         4         --        --         --        32          41
       Gain (loss) on disposition of             --    24,415        103       (94)        58        --      24,482
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                       3,137    25,347      1,210       556        306        32      30,588

     COSTS AND EXPENSES
       Operations support                     1,790        65        278       197          1        11       2,342
       Depreciation and amortization          1,571     2,164        418       192        331         7       4,683
       Interest expense                          --         6         --        --         --       551         557
       Management fees to affiliate             156        47         83        36         12        --         334
       General and administrative expenses       40        97         18       115          3       162         435
       Provision for (recovery of) bad           --       (31)         1        23         --        --          (7)
     debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             3,557     2,348        798       563        347       731       8,344
                                           -------------------------------------------------------------------------
     Minority interests                         (61)   (8,451)        --        --         --        --      (8,512)
     Equity in net income (loss) of USPEs       (40)      160         --        --         (1)      146         265
                                           -------------------------------------------------------------------------
     Net income (loss)                     $   (521) $ 14,708   $    412  $     (7)  $    (42) $   (553)  $  13,997
                                           =========================================================================

     Total assets as of June 30, 1999      $ 37,275  $ 35,713   $  9,492  $  4,222   $ 14,320  $  6,929   $ 107,951
                                           =========================================================================



<F1>

-------------------------

1 Includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses. Also includes net income (loss) from an investment in an entity that owned a mobile offshore drilling unit.


                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                            Marine                                    Marine
     For the six months ended               Vessel   Aircraft   Railcar   Trailer    Container
           June 30, 2000                   Leasing   Leasing    Leasing   Leasing    Leasing    Other<F1>1  Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,368  $  1,390   $  2,195  $  1,187   $  2,247  $     --   $   9,387
       Interest income and other                 --        --         --        --         --       107         107
       Gain (loss) on disposition of             --        --         20       (31)       (61)       --         (72)
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                       2,368     1,390      2,215     1,156      2,186       107       9,422

     COSTS AND EXPENSES
       Operations support                     1,413        37        456       365          6        19       2,296
       Depreciation and amortization            791     1,164        640       326      1,728        15       4,664
       Interest expense                          --        --         --        --         --     1,011       1,011
       Management fees to affiliate             119        63        133        68        121        --         504
       General and administrative expenses       41       105         63       239          7       435         890
       Recovery of bad debts                     --        (9)       (63)       (9)        --        --         (81)
                                           -------------------------------------------------------------------------
         Total costs and expenses             2,364     1,360      1,229       989      1,862     1,480       9,284
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (526)     (745)        --        --         37        (2)     (1,236)
                                           -------------------------------------------------------------------------
     Net income (loss)                     $   (522) $   (715)  $    986  $    167   $    361  $ (1,375)  $  (1,098)
                                           =========================================================================

     Total assets as of June 30, 2000      $ 15,517  $ 20,300   $  8,247  $  3,670   $ 19,746  $  2,266   $  69,746
                                           =========================================================================




                                            Marine                                    Marine
     For the six months ended               Vessel   Aircraft   Railcar   Trailer    Container
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


                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

9.   DEBT

The Partnership has a warehouse facility, which is shared with PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the General Partner. Borrowings under this facility by the other eligible borrowers reduces the amount available to be borrowed by the Partnership. All borrowings under this facility are guaranteed by the General Partner. On June 30, 2000, this facility was extended to September 30, 2000 and the amount available to be borrowed under the facility was reduced from $24.5 million to $9.5 million. The General Partner has been notified by the lender that this facility will not be renewed upon its expiration. The General Partner is currently negotiating with a lender for a warehouse credit facility of $10.0-$15.0 million with similar terms. The General Partner believes the facility will be in place by September 30, 2000.

As of June 30, 2000, the Partnership had outstanding borrowings of $0.6 million and TEC Acquisub, Inc. had borrowings of $8.9 million under the warehouse facility. No other eligible borrower had any outstanding borrowings under the warehouse facility.

10.  NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2000 was 8,189,465 and 8,190,322, respectively. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 1999 was 8,200,774 and 8,200,178, respectively.

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

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

11.  CONTINGENCIES (CONTINUED)

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

11.  CONTINGENCIES (CONTINUED)

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














                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

In September 1999, PLM Financial Services, Inc. (FSI or the General Partner), amended the corporate-by-laws of certain unconsolidated special-purpose entities (USPEs) in which PLM Equipment Growth Fund VI (the Partnership), or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the three and six months ended June 30, 1999 and were included with the owned equipment operations. For the three and six and months ended June 30, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

 (A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                   For the Three Months
                                                       Ended June 30,
                                                   2000             1999
                                                ----------------------------
  Marine containers                             $  1,142         $    247
  Railcars                                           859              829
  Aircraft, aircraft engines, and components         599              863
  Marine vessels                                     564            1,342
  Trailers                                           416              453

Marine containers: Marine container lease revenues and direct expenses were $1.1 million and $3,000, respectively, for the three months ended June 30, 2000, compared to $0.2 million and $1,000, respectively, during the same quarter of 1999. The increase in lease revenues of $0.9 million during the second quarter of 2000 was due to the purchase of marine containers during the second and fourth quarters of 1999.

Railcars: Railcar lease revenues and direct expenses were $1.1 million and $0.2 million, respectively, for the three months ended June 30, 2000, compared to $1.1 million and $0.3 million, respectively, during the same period of 1999. The increase in railcar contribution was due to fewer repairs on the railcars during the three months ended June 30, 2000 than during the same period of 1999.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.7 million and $0.1 million, respectively, for the three months ended June 30, 2000, compared to $0.9 million and $0.1 million, respectively, during the same period of 1999. The decrease in aircraft lease revenues of $0.2 million was due to the sale of a Boeing 767-200ER Stage III commercial aircraft during 1999. Direct expenses increased $0.1 million during the second quarter of 2000 due to a repairs to the Boeing 737-200 that were not required during the same period of 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $1.2 million and $0.6 million, respectively, for the three months ended June 30, 2000, compared to $3.1 million and $1.8 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the three months ended June 30, 2000, lease revenues decreased $1.4 million and direct expenses decreased $0.5 million when compared to the same period of 1999.

In addition, a decline in lease revenues of $0.5 million and a decline in direct expenses of $0.5 million was caused by the sale of one of the Partnership's wholly-owned marine vessels during 1999. Direct expenses decreased an additional $0.2 million on the three remaining wholly-owned marine vessels due to a $0.2 million decrease in required repairs.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.2 million, respectively, for the three months ended June 30, 2000, compared to $0.7 million and $0.2 million, respectively, during the same quarter of 1999. The decrease in lease revenues is due to lower utilization on short-term rental trailers during the three months ended June 30, 2000 when compared to the same period of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.4 million for the quarter ended June 30, 2000 decreased from $6.0 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $2.4 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of approximately $0.8 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.4 million due to the sale of certain equipment during 2000 and 1999, and a decrease of $1.8 million as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset, in part, by an increase of $0.6 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2000 and 1999.

     (ii)A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the three months ended June 30, 2000 when compared to the same period of 1999.

     (iii) A $0.1 million decrease in the provision for bad debts was due to the collection of past due receivables during the three months ended June 30, 2000 that had been previously reserved for as a bad debt.
A similar collection did not occur in the same quarter of 1999.

     (iv)A $48,000 decrease in interest expense was due to a lower average outstanding short-term borrowings during the second quarter of 2000 when compared to the same period of 1999

     (v) A $0.1 million increase in general and administrative expenses was caused by higher storage costs associated with the aircraft that is off-lease during the three months ended June 30, 2000 when compared to the same period of 1999.

(C)  Net Gain (loss) on Disposition of Owned Equipment

The net loss on the disposition of owned equipment for the second quarter of 2000 totaled $0, and resulted from the sale of marine containers and trailers with an aggregate net book value of $0.2 million, for $0.2 million. The net gain on the disposition of owned equipment for the second quarter of 1999 totaled $24.5 million, and resulted from the sale of marine containers, railcars, and trailers, with an aggregate net book value of $0.4 million, for $0.5 million and a Boeing 767-200ER Stage III commercial aircraft with a net book value of $15.6 million for $40.1 million which includes $3.6 million of unused engine reserves.

(D)  Minority interests

Minority interests decreased $8.5 million in the second quarter of 2000 when compared to the same period of 1999 due to the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                             For the Three Months
                                               Ended June 30,
                                           2000               1999
                                         ------------------------------
  Marine containers                      $      19         $      (1)
  Mobile offshore drilling unit                 --               146
  Marine vessels                              (272)              (40)
  Aircraft                                    (438)              160
                                        ---------------    ---------------
   Equity in net income (loss) of USPEs  $    (691)        $     265
                                        ===============    ===============

Marine containers: During the three months ended June 30, 2000 and 1999, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. Marine containers contribution increased $20,000 in the second quarter of 2000 when compared to the same period of 1999 due to $7,000 in higher lease revenues caused by the purchase of additional marine containers during June 1999 and lower depreciation expense of $13,000 due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Mobile offshore drilling unit: The Partnership's interest in an entity that owned a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the three months ended June 30, 1999, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

Marine vessels: During the three months ended June 30, 2000, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million. During the same period of 1999, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million.

An increase in marine vessel lease revenues of $0.6 million and depreciation expense, direct expenses, and administrative expenses of $0.7 million during the three months ended June 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the three months ended June 30, 1999.

Marine vessel direct expenses increased an additional $0.1 million due to higher repair costs and operating costs associated with one marine vessel during the three months ended June 30, 2000 when compared to the same period of 1999.

Aircraft: As of June 30, 2000, the Partnership owned an interest in two commercial aircraft on a direct finance lease and a Boeing 737-300 commercial aircraft. As of June 30, 1999, the Partnership owned an interest in two commercial aircraft on a direct finance lease. During the second quarter of 2000, revenues of $0.3 million and were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. During the same period of 1999, revenues of $0.2 million were offset by direct expenses and administrative expenses of $17,000.

The increase in aircraft lease revenues of $0.2 million and depreciation expense, direct expenses, and administrative expenses of $0.7 million during the three months ended June 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one commercial aircraft. The depreciation expense, direct expenses, and administrative expenses for the majority owned Boeing 737-300 commercial aircraft were reported under the consolidation method of accounting under Owned Equipment Operations during the three months ended June 30, 1999. No lease revenues were reported due to the off-lease status of this commercial aircraft during the second quarter of 1999.

The Partnership's investment in a trust owning a Boeing 737-300 went on-lease during the second quarter of 2000 generating additional lease revenues of $0.2 million during the three months ended June 30, 2000.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the three months ended June 30, 2000 was $0.5 million, compared to a net income of $14.0 million during the same period of 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2000 is not necessarily indicative of future periods. In the three months ended June 30, 2000, the Partnership distributed $3.3 million to the limited partners, or $0.40 per weighted-average limited partnership unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 and 1999

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 2000, when compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                     For the Six Months
                                                        Ended June 30,
                                                   2000             1999
                                                  ----------------------------
  Marine containers                            $  2,241        $     757
  Railcars                                        1,739            1,857
  Aircraft, aircraft engines, and components      1,353            3,006
  Marine vessels                                    955            2,049
  Trailers                                          822              924

Marine containers: Marine container lease revenues and direct expenses were $2.2 million and $6,000, respectively, for the six months ended June 30, 2000, compared to $0.8 million and $2,000, respectively, during the same period of 1999. The increase in lease revenues of $1.5 million during the six months ended June 30, 2000 was due to the purchase of marine containers during the second and fourth quarters of 1999.

Railcars: Railcar lease revenues and direct expenses were $2.2 million and $0.5 million, respectively, for the six months ended June 30, 2000, compared to $2.3 million and $0.4 million, respectively, during the same period of 1999. The decrease in railcar lease revenues of $0.1 million was due to an increase in the number of railcars that were off-lease during the six months ended June 30, 2000 when compared to the same period of 1999.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $1.4 million and $37,000, respectively, for the six months ended June 30, 2000, compared to $3.1 million and $0.1 million, respectively, during the same period of 1999. A decrease in aircraft lease revenues of $1.6 million and direct expenses of $45,000 was due to the sale of a Boeing 767-200ER Stage III commercial aircraft during 1999. An additional decrease of $0.1 million in lease revenues was due to a Boeing 737-200 that was off-lease during the six months ended June 30, 2000 that was on-lease for one month during the same period of 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.4 million and $1.4 million, respectively, for the six months ended June 30, 2000, compared to $5.8 million and $3.8 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the six months ended June 30, 2000, lease revenues decreased $2.7 million and direct expenses decreased $1.1 million when compared to the same period of 1999.

Lease revenues declined $0.5 million and direct expenses declined $0.7 million resulting from the sale of one of the Partnership's wholly-owned marine vessels during 1999.

Lease revenues declined an additional $0.2 million due to lower lease rates earned of two of the three remaining wholly-owned marine vessels. Direct expenses also decreased an additional $0.5 million on one of the three remaining wholly-owned marine vessels due to a decrease in repairs during the six months ended June 30, 2000 when compared to the same period of 1999.

Trailers: Trailer lease revenues and direct expenses were $1.2 million and $0.4 million, respectively, for the six months ended June 30, 2000, compared to $1.3 million and $0.4 million, respectively, during the same period of 1999. The decrease in lease revenues was due to a lower utilization on the short-term rental trailers during the six months ended June 30, 2000 when compared to the same period of 1999.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.0 million for the six months ended June 30, 2000 decreased from $11.6 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $4.2 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of approximately $1.5 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $1.8 million due to the sale of certain equipment during 2000 and 1999, and a decrease of $1.9 million as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset, in part, by an increase of $1.1 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 2000 and 1999.

    (ii) A $0.2 million decrease in management fees was due to lower lease revenues earned by the Partnership during the six months ended June 30, 2000 when compared to the same period of 1999.

   (iii) A $0.1 million decrease in the provision for bad debts was due to the collection of past due receivables during the six months ended June 30, 2000 that had been previously reserved for as a bad debt. A similar collection did not occur in the same period of 1999.

    (iv) A $0.1 million decrease in interest expense was due to a lower average outstanding short-term borrowings during the six months ended June 30, 2000 when compared to the same period of 1999

(C)  Net Gain (Loss) on Disposition of Owned Equipment

The net loss on the disposition of owned equipment for the six months ended June 30, 2000 totaled $0.1 million, and resulted from the sale of marine containers, trailers, and railcars with an aggregate net book value of $0.4 million, for $0.4 million. The net gain on the disposition of owned equipment for the six months ended June 30, 1999 totaled $24.3 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $1.5 million, for $1.4 million and a Boeing 767-200ER Stage III commercial aircraft with a net book value of $15.6 million for $40.1 million which includes $3.6 million of unused engine reserves.

(D)  Minority interests

Minority interests decreased $8.7 million in the six months ended June 30, 2000 when compared to the same period of 1999 due to the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting.

(E)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                   For the Six Months
                                                     Ended June 30,
                                                 2000               1999
                                              ------------------------------
  Marine containers                            $      37          $      (1)
  Mobile offshore drilling unit                       (3)               288
  Marine vessels                                    (525)              (136)
  Aircraft                                          (745)               323
                                              -------------       ------------
      Equity in net income (loss) of USPEs     $  (1,236)         $     474
                                              ==============      ============

Marine containers: During the six months ended June 30, 2000 and 1999, lease revenues of $0.2 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. Marine containers contribution increased $38,000 in the six months ended June 30, 2000 when compared to the same period of 1999 due to $16,000 in higher lease revenues caused by the purchase of additional marine containers during June 1999 and lower depreciation expense of $23,000 due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Mobile offshore drilling unit: The Partnership's interest in an entity that owned a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the six months ended June 30, 1999, lease revenues of $0.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million.

Marine vessels: During the six months ended June 30, 2000, lease revenues of $1.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.3 million. During the same period of 1999, lease revenues of $0.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million.

An increase in marine vessel lease revenues of $1.2 million and depreciation expense, direct expenses, and administrative expenses of $1.5 million during the six months ended June 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the six months ended June 30, 1999.

Aircraft: As of June 30, 2000, the Partnership owned an interest in two commercial aircraft on a direct finance lease and a Boeing 737-300 commercial aircraft. As of June 30, 1999, the Partnership owned an interest in two commercial aircraft on a direct finance lease. During the six months ended June 30, 2000, revenues of $0.5 million and were offset by depreciation expense, direct expenses, and administrative expenses of $1.2 million. During the same period of 1999, revenues of $0.4 million were offset by direct expenses and administrative expenses of $34,000.

An increase in aircraft lease revenues of $0.2 million and depreciation expense, direct expenses, and administrative expenses of $1.3 million during the six months ended June 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for a Boeing 737-300 commercial aircraft. The depreciation expense, direct expenses, and administrative expenses for the majority owned Boeing 737-300 commercial aircraft were reported under the consolidation method of accounting under Owned Equipment Operations during the six months ended June 30, 1999.

The increase in expenses caused by the investment in a trust owning a Boeing 737-300 was partially offset by a $0.1 million collection of a receivable that had been written-off as a bad debt. A similar event did not occur during the same period of 1999.

(F)  Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the six months ended June 30, 2000 was $1.1 million, compared to a net income of $13.1 million during the same period of 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2000 is not necessarily indicative of future periods. In the six months ended June 30, 2000, the Partnership distributed $6.6 million to the limited partners, or $0.80 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2000, the Partnership generated $6.2 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the six months ended June 30, 2000 of $6.9 million) to the partners, but also used undistributed available cash from prior periods of approximately $0.7 million.

During the six months ended June 30, 2000, the Partnership sold or disposed of owned equipment for aggregate proceeds of $0.4 million.

Accounts receivable increased $0.2 million during the six months ended June 30, 2000 due to the timing of cash receipts.

Investments in USPEs decreased $2.8 million due to cash distributions of $1.6 million to the Partnership and a $1.2 million loss that was recorded from operations from its equity interests in USPEs for the six months ended June 30, 2000.

Accounts payable decreased $1.1 million during the six months ended June 30, 2000 due to the payment of $0.9 million accrual for marine containers that were purchased in 1999 and included as a payable at December 31, 1999 and $0.2 million reduction of trade payables.

The Partnership has a warehouse facility, which is shared with PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the General Partner. Borrowings under this facility by the other eligible borrowers reduces the amount available to be borrowed by the Partnership. All borrowings under this facility are guaranteed by the General Partner. On June 30, 2000, this facility was extended to September 30, 2000 and the amount available to be borrowed under the facility was reduced from $24.5 million to $9.5 million. The General Partner has been notified by the lender that this facility will not be renewed upon its expiration. The General Partner is currently negotiating with a lender for a warehouse credit facility of $10.0-$15.0 million with similar terms. The General Partner believes the facility will be in place by September 30, 2000.

As of August 7, 2000, the Partnership had outstanding borrowings of $0.6 million and TEC Acquisub, Inc. had borrowings of $8.9 million under the short term
Committed Bridge Facility. No other eligible borrower had any outstanding borrowings under the short term Committed Bridge Facility.

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

Other factors affecting the Partnership's contribution during the remainder of 2000 and beyond include:

1. The cost of new marine containers had been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates.

2. Depressed economic conditions in Asia have led to declining freight rates through 1999 for dry bulk marine vessels. In the absence of new additional orders, the market would be expected to stabilize and improve over the next 2-3 years.

3. The Partnership owns an anchor handling supply marine vessel whose lease expired in June 2000. If the economic conditions remain the same, the General Partner would expect to re-lease this marine vessel at a rate lower than the rate that is currently in place.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2000, 72% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

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



                                PLM EQUIPMENT GROWTH FUND VI

                                By:   PLM Financial Services, Inc.
                                      General Partner



Date:  August 7, 2000          By:      /s/ Richard K Brock
                                   -----------------------------------
                                       Richard K Brock
                                       Vice President and
                                       Chief Financial Officer