Form 10-K/A
period 1999-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 2000-08-29
CIK 874395

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

Aggregate market value of voting stock:  N/A

An index of exhibits filed with this Form 10-K/A is located at page 3.

Total number of pages in this report:  28

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.Financial Statements

           The  financial   statements  listed  in  the  accompanying  Index  to
           Financial Statements are filed as part of this Annual Report on Form 10-K/A.

         2.Financial Statements required under Regulation S-X Rule 3-09

           The following financial statements are filed as Exhibits of this Annual Report on Form 10K/A:

               a. Canadian Air Trust #2
               b. Canadian Air Trust #3
               c. Spear Partnership

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

     10.2 Note Agreement dated as of August 1, 1993, regarding $30.0 million in 6.7% senior notes due November 17, 2003, incorporated by reference to the Partnership's Annual Report on Form 10-K dated December 31, 1993 filed with the Securities and Exchange Commission on March 25, 1994.

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

     10.4 First amendment to the Fourth Amended and Restated Warehouse Credit Agreement dated December 10, 1999.

     24.   Powers of Attorney.

     Financial Statements required under Regulation S-X Rule 3-09:

     99.1  Canadian Air Trust #2.

     99.2  Canadian Air Trust #3.

     99.3  Spear Partnership

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated: August 28, 2000               PLM EQUIPMENT GROWTH FUND VI
                                     PARTNERSHIP

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


Name                      Capacity                          Date


*_______________________
Robert N. Tidball         Director, FSI                August 28, 2000


*_______________________
Douglas P. Goodrich       Director, FSI                August 28, 2000


*_______________________
Stephen M. Bess           Director, FSI                August 28, 2000

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

    4.      Limited Partnership Agreement of Partnership.                 *

   10. 1    Management Agreement between Partnership and                  *
            PLM Investment Management, Inc.

   10. 2    Note Agreement, dated as of August 1, 1993, regarding         *
            $30.0 million in 6.7% senior notes due November 17, 2003.

   10. 3    Fourth Amended and Restated Warehousing Credit Agreement,
            dated as of December 15, 1998, with First Union National
            Bank of North Carolina.                                       *

   10. 4    First amendment to the Fourth Amended and Restated Warehouse
            Credit Agreementdated December 10, 1999.                     52-56

   24.      Powers of Attorney.                                          57-59

            Financial Statements required under Regulation S-X Rule 3-09:

   99. 1    Canadian Air Trust #2.                                       60-68

   99. 2    Canadian Air Trust #3.                                       69-76

   99. 3    Spear Partnership.                                           77-85




---------------------
 * Incorporated by reference. See page 30 of this report.