Form 10-Q
period 2000-09-30
PLM EQUIPMENT GROWTH FUND VI
filed 2000-11-13
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ___________________
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2000


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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                              September 30,        December 31,
                                                                                2000                  1999
                                                                             ----------------------------------
  ASSETS

  Equipment held for operating lease                                         $   75,871           $   85,318
  Less accumulated depreciation                                                 (40,535)             (39,250)
                                                                             -----------------------------------
                                                                                 35,336               46,068
  Equipment held for sale                                                         3,400                   --
                                                                             -----------------------------------
    Net equipment                                                                38,736               46,068

  Cash and cash equivalents                                                       4,426                2,486
  Restricted cash                                                                   168                  183
  Accounts receivable, less allowance for doubtful accounts
      of $2,327 in 2000 and $2,416 in 1999                                        1,338                1,397
  Investments in unconsolidated special-purpose entities                         21,672               27,736
  Deferred charges, net of accumulated amortization of
      $445 in 2000 and $355 in 1999                                                 185                  276
  Prepaid expenses and other assets                                                   5                   58
                                                                             -----------------------------------

        Total assets                                                         $   66,530           $   78,204
                                                                             ===================================

  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:
  Accounts payable and accrued expenses                                      $    1,018           $    2,106
  Due to affiliates                                                                 348                  342
  Lessee deposits and reserve for repairs                                           725                  735
  Note payable                                                                   30,000               30,000
                                                                             -----------------------------------
    Total liabilities                                                            32,091               33,183
                                                                             -----------------------------------

  Partners' capital:
  Limited partners (8,189,465 limited partnership units as of
      September 30, 2000 and 8,191,718 as of December 31, 1999)                  34,439               45,021
  General Partner                                                                    --                   --
                                                                             -----------------------------------
    Total partners' capital                                                      34,439               45,021
                                                                             -----------------------------------

        Total liabilities and partners' capital                              $   66,530           $   78,204
                                                                             ===================================






                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                      For the Three Months              For the Nine Months
                                                       Ended September 30,              Ended September 30,
                                                       2000           1999               2000           1999
                                                    ------------------------------------------------------------
  REVENUES

  Lease revenue                                     $   4,192      $   5,804         $  13,578       $ 19,039
  Interest and other income                                30             14               138            108
  Net gain (loss) on disposition of equipment           1,848             (3)            1,776         24,288
                                                    ------------------------------------------------------------
      Total revenues                                    6,070          5,815            15,492         43,435
                                                    ------------------------------------------------------------

  EXPENSES

  Depreciation and amortization                         2,292          4,847             6,956         13,670
  Repairs and maintenance                                 572          1,442             1,521          3,532
  Equipment operating expense                             464          1,345             1,709          3,611
  Insurance expense                                       113            109               215            422
  Management fees to affiliate                            244            302               748          1,016
  Interest expense                                        514            512             1,526          1,603
  General and administrative expenses
        to affiliates                                     201            188               544            633
  Other general and administrative expenses               281            248               828            739
  Loss on revaluation                                     373             --               373             --
  Provision for (recovery of) bad debts                    --             42               (81)            78
                                                    ------------------------------------------------------------
      Total expenses                                    5,054          9,035            14,339         25,304
                                                    ------------------------------------------------------------

  Minority interests                                       --            751                --         (7,948)

  Equity in net income (loss) of unconsol-
        idated special-purpose entities                  (136)           200            (1,372)           674
                                                    ------------------------------------------------------------

  Net income (loss)                                 $     880      $  (2,269)        $    (219)      $ 10,857
                                                    ============================================================

  PARTNERS' SHARE OF NET INCOME (LOSS)

  Limited partners                                  $     708      $  (2,442)        $    (736)      $ 10,338
  General Partner                                         172            173               517            519
                                                    ------------------------------------------------------------

  Total                                             $     880      $  (2,269)        $    (219)      $ 10,857
                                                    ============================================================

  Limited partner' net income (loss) per
      weighted-average limited partnership unit     $    0.09      $   (0.30)        $   (0.09)      $   1.26
                                                    ============================================================

  Cash distributions                                $   3,449      $   3,450         $  10,346       $ 10,358
                                                    ============================================================

  Cash distributions per weighted-average
      limited partnership unit                      $    0.40      $    0.40         $    1.20       $   1.20
                                                    ============================================================





                 See accompanying notes to financial statements.



                          PLM EQUIPMENT GROWTH FUND VI
                            ( A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           For the period from December 31, 1998 to September 30, 2000
                            (in thousands of dollars)

                                                             Limited              General
                                                             Partners             Partner               Total
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1998              $   52,954            $    --             $   52,954

  Net income                                                    5,305                691                  5,996

  Purchase of limited partnership units                          (123)                --                   (123)

  Cash distribution                                           (13,115)              (691)               (13,806)
                                                           -------------------------------------------------------

    Partners' capital as of December 31, 1999                  45,021                 --                 45,021

  Net income (loss)                                              (736)               517                   (219)

  Purchase of limited partnership units                           (17)                --                    (17)

  Cash distribution                                            (9,829)              (517)               (10,346)
                                                           -------------------------------------------------------

    Partners' capital as of September 30, 2000             $   34,439            $    --             $   34,439
                                                           =======================================================








                 See accompanying notes to financial statements.




                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                  2000           1999
                                                                               ----------------------------

OPERATING ACTIVITIES
Net income (loss)                                                               $    (219)    $  10,857
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                     6,956        13,670
  Revaluation of equipment                                                            373            --
  Net gain on disposition of equipment                                             (1,776)      (24,288)
  Equity in net (income) loss from unconsolidated special-purpose
    entities                                                                        1,372          (674)
  Changes in operating assets and liabilities:
    Restricted cash                                                                    15           583
    Accounts receivable, net                                                           57         2,513
    Prepaid expenses and other assets                                                  53           (97)
    Accounts payable and accrued expenses                                            (160)         (486)
    Due to affiliates                                                                   6           (35)
    Lessee deposits and reserve for repairs                                           (10)         (680)
    Minority interests                                                                 --         1,268
                                                                                ---------------------------
      Net cash provided by operating activities                                     6,667         2,631
                                                                                ---------------------------

INVESTING ACTIVITIES

Payments for equipment purchases and capitalized improvements                        (946)      (34,244)
Investments in and equipment purchased and placed in
    unconsolidated special-purpose entities                                            --          (147)
Distributions from unconsolidated special-purpose entities                          2,814         2,418
Payments of acquisition fees to affiliate                                              --          (825)
Payments of lease negotiation fees to affiliate                                        --           (67)
Principal payments on direct finance lease                                             --            51
Proceeds from disposition of equipment                                              3,768        38,031
                                                                                ---------------------------
      Net cash provided by investing activities                                     5,636         5,217
                                                                                ---------------------------

FINANCING ACTIVITIES

Proceeds from short-term warehouse facility                                           600         4,712
Payment of short-term warehouse facility                                             (600)       (3,712)
Proceeds from short-term note payable to affiliate                                     --           400
Payment of short-term note payable to affiliate                                        --          (400)
Cash distribution paid to limited partners                                         (9,829)       (9,839)
Cash distribution paid to General Partner                                            (517)         (519)
Purchase of limited partnership units                                                 (17)         (122)
                                                                                ---------------------------
      Net cash used in financing activities                                       (10,363)       (9,480)
                                                                                ---------------------------

Net increase (decrease) in cash and cash equivalents                                1,940        (1,632)
Cash and cash equivalents at beginning of period                                    2,486         2,558
                                                                                ---------------------------
Cash and cash equivalents at end of period                                      $   4,426     $     926
                                                                                ===========================

SUPPLEMENTAL INFORMATION

Interest paid                                                                   $   1,526     $   1,585
                                                                                ===========================
Noncash transfer of equipment at net book value from
  unconsolidated special-purpose entities                                       $   1,878            --
                                                                                ===========================
                 See accompanying notes to financial statements.


                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the Partnership) as of September 30, 2000 and December 31, 1999, the statements of operations for the three months and nine months ended September 30, 2000 and 1999, the statements of changes in partners' capital for the period from December 31, 1998 to September 30, 2000, and the statements of cash flows for the nine months ended September 30, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 1999, on file at the Securities and Exchange Commission.

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

3.   PURCHASE OF LIMITED PARTNERSHIP UNITS

In 1999, the Partnership agreed to purchase up to 4,000 limited partnership units in 2000 for an aggregate purchase price of up to a maximum of $30,400. During the nine months ended September 30, 2000, the Partnership purchased 2,253 limited partnership units for $17,000. The General Partner may purchase the additional units in the future.

4.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three and nine months ended September 30, 2000, cash distributions totaled $3.4 million and $10.3 million, respectively. For the three and nine months ended September 30, 1999, cash distributions totaled $3.5 million and $10.4 million, respectively. All cash distributions to the limited partners for the nine months ended September 30, 2000, were deemed to be a return of capital. None of the cash distributions to the limited partners for the nine months ended September 30, 1999, were deemed to be a return of capital.

Cash distributions related to the results from the third quarter of 2000 of $2.0 million, will be paid during the fourth quarter of 2000.

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 2000 and December 31, 1999 included $0.2 million due to FSI and its affiliates for management fees and data processing services, and $0.2 million due to affiliated unconsolidated special-purpose entities (USPEs).

The Partnership's proportional share of USPE-affiliated management fees of $28,000 and $0.1 million was payable as of September 30, 2000 and December 31, 1999, respectively.


                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

5.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (CONTINUED)

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2000 and 1999 is listed in the following table (in thousands of dollars):

                                                       For the Three Months               For the Nine Months
                                                       Ended September 30,                Ended September 30,
                                                       2000           1999               2000           1999
                                                    --------------------------------------------------------------
  Management fees                                   $      44      $      44          $    155        $    130
  Data processing and administrative
     expenses                                               9              9                34              26

The Partnership and USPEs paid $0.5 million for equipment acquisition and lease negotiation fees to FSI during the nine months ended September 30, 1999. Since the Partnership had no equipment acquisitions during the nine months ended September 30, 2000, neither acquisition nor lease negotiation fees were paid to FSI during that period.

During the nine months ended September 30, 1999, the Partnership borrowed $0.4 million from the General Partner for six days. The General Partner charged the Partnership market interest rates. The Partnership had no borrowings from the General Partner during the nine months ended September 30, 2000.

6.   EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                September 30,       December 31,
                                                   2000                1999
                                               ---------------------------------

  Marine containers                            $   25,748          $   24,691
  Aircraft                                         21,630              21,630
  Railcars                                         17,235              17,284
  Trailers                                          5,258              11,713
  Marine vessels                                    6,000              10,000
                                               -----------         -----------
                                                   75,871
  Less accumulated depreciation                   (40,535)            (39,250)
                                                                   -----------
                                               -----------
                                                   35,336              46,068
  Equipment held for sale                           3,400                  --
                                                                   -----------
                                               -----------
      Net equipment                            $   38,736          $   46,068
                                               ===========         ===========

As of September 30, 2000, all owned equipment in the Partnership's portfolio was on lease except for a Boeing 737-200 commercial aircraft, an anchor handling marine vessel that was held for sale, and 42 railcars. As of December 31, 1999, all owned equipment in the Partnership's portfolio was either on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a Boeing 737-200 commercial aircraft and 20 railcars. The net book value of the off-lease equipment was $4.9 million as of September 30, 2000 and $2.0 million as of December 31, 1999.

During the nine months ended September 30, 2000, the General Partner transferred marine containers with an original equipment cost of $2.6 million from the Partnership's USPE portfolio to owned equipment.


                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

6.   EQUIPMENT (CONTINUED)

During the nine months ended September 30, 2000, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $2.0 million, for $3.8 million. During the nine months ended September 30, 1999, the Partnership disposed of or sold marine containers, trailers, and railcars, with an aggregate net book value of $1.6 million, for $1.5 million. The Partnership also sold a Boeing 767-200ER Stage III commercial aircraft with a net book value of $15.6 million for proceeds of $40.1 million which includes $3.6 million of unused engine reserves.

During the nine months ended September 30, 2000, the General Partner reduced the carrying value of the off-lease Boeing 737-200 commercial aircraft by $0.4 million to the equipment's estimated realizable value. No similar reductions were required during the nine months ended September 30, 1999.

7.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                  September 30,     December 31,
                                                                                     2000             1999
                                                                                 ------------------------------


     62% interest in a trust owning a Boeing 737-300 stage III
           commercial aircraft                                                   $  10,785        $   12,574
     53% interest in an entity owning a product tanker                               5,449             6,482
     40% interest in a trust owning two DC-9 stage III commercial aircraft
           on direct finance lease                                                   3,586             4,055
     50% interest in an entity owning a container feeder vessel                        938             1,178
     20% interest in an entity owning a handymax dry bulk carrier                      914             1,065
     25% interest in an entity that owned marine containers                             --             2,211
     50% interest in a trust that owned four stage II commercial aircraft               --               156
     64% interest in a trust that owned a stage III commercial aircraft                 --                15
                                                                                 ----------       -----------
         Net investments                                                         $  21,672        $   27,736
                                                                                 ==========       ===========

As of September 30, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease. As of December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a Boeing 737-300 commercial aircraft with a net investment value of $12.6 million.

During the nine months ended September 30, 2000, the General Partner transferred the Partnership's interest in an entity that owned marine containers to owned equipment.

For the nine months ended September 30, 2000, all jointly-owned equipment was accounted for under the equity method of accounting. For the nine months ended September 30, 1999, certain jointly-owned equipment of which the Partnership had a controlling interest greater than 50% was accounted for under the consolidation method of accounting.

8.   OPERATING SEGMENTS

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, and marine container leasing. Each equipment leasing segment primarily engages in short-term to mid-term operating leases to a variety of customers.






                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
     For the quarter ended                  Vessel   Aircraft   Railcar   Trailer    Container
         September 30, 2000                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $    567  $    694   $  1,042  $    702   $  1,187  $     --   $  4,192
       Interest income and other                 --        --         --        --         --        30         30
       Gain on disposition of equipment          --        --          3     1,841          4        --      1,848
                                           ------------------------------------------------------------------------
         Total revenues                         567       694      1,045     2,543      1,191        30      6,070

     COSTS AND EXPENSES
       Operations support                       659         9        223       245          3        10      1,149
       Depreciation and amortization            400       582        320       164        819         7      2,292
       Interest expense                          --        --         --        --         --       514        514
       Management fees to affiliate              28        30         87        40         59        --        244
       General and administrative expenses       15        73         21       166          3       204        482
       Loss on revaluation                       --       373         --        --         --        --        373
       Provision for (recovery of) bad           --        --          5        (5)        --        --         --
       debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,102     1,067        656       610        884       735      5,054
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (167)       24         --        --          7        --       (136)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $   (702) $   (349)  $    389  $  1,933   $    314  $   (705)  $    880
                                           ========================================================================

     Total assets as of September 30, 2000 $ 14,715  $ 18,592   $  7,929  $  1,820   $ 18,858  $  4,616   $ 66,530
                                           ========================================================================



                                            Marine                                    Marine
     For the quarter ended                  Vessel   Aircraft   Railcar   Trailer    Container
         September 30, 1999                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,640  $    694   $  1,112  $    721   $    637  $     --   $   5,804
       Interest income and other                  1        --         --        (2)        --        15          14
       Gain (loss) on disposition of             --        --         (4)       (6)         7        --          (3)
       equipment
                                           -------------------------------------------------------------------------
         Total revenues                       2,641       694      1,108       713        644        15       5,815

     COSTS AND EXPENSES
       Operations support                     1,798       701        175       208          1        13       2,896
       Depreciation and amortization          1,570     2,014        361       185        709         8       4,847
       Interest expense                          --        --         --        --         --       512         512
       Management fees to affiliate             121        30         67        52         32        --         302
       General and administrative expenses       35        71         20       125          2       183         436
       Provision for (recovery of) bad           29        --         27       (14)        --        --          42
       debts
                                           -------------------------------------------------------------------------
         Total costs and expenses             3,553     2,816        650       556        744       716       9,035
                                           -------------------------------------------------------------------------
     Minority interests                         326       425         --        --         --        --         751
     Equity in net income (loss) of USPEs       (96)      156         --        --          2       138         200
                                           -------------------------------------------------------------------------
                                           -------------------------------------------------------------------------
     Net income (loss)                     $   (682) $ (1,541)  $    458  $    157   $    (98) $   (563)  $  (2,269)
                                           =========================================================================

     Total assets as of September 30, 1999 $ 28,516  $ 25,401   $  9,234  $  4,356   $ 13,267  $  5,961   $  86,735
                                           =========================================================================




(1) Includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses. Also includes net income from an investment in an entity that owned a mobile offshore drilling unit.


                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

8.   OPERATING SEGMENTS (CONTINUED)

                                            Marine                                    Marine
     For the nine months ended              Vessel   Aircraft   Railcar   Trailer    Container
           September 30, 2000              Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                       $  2,935  $  2,083   $  3,237  $  1,889   $  3,434  $     --   $  13,578
       Interest income and other                 --        --         --        --         --       138         138
       Gain (loss) on disposition of             --        --         23     1,810        (57)       --       1,776
       equipment
                                           -------------------------------------------------------------------------
         Total revenues                       2,935     2,083      3,260     3,699      3,377       138      15,492

     COSTS AND EXPENSES
       Operations support                     2,072        46        679       610          9        29       3,445
       Depreciation and amortization          1,191     1,746        960       490      2,547        22       6,956
       Interest expense                          --        --         --        --         --     1,526       1,526
       Management fees to affiliate             147        93        220       108        180        --         748
       General and administrative expenses       56       178         84       405         10       639       1,372
       Loss on revaluation                       --       373         --        --         --        --         373
       Recovery of bad debts                     --        (9)       (58)      (14)        --        --         (81)
                                           -------------------------------------------------------------------------
         Total costs and expenses             3,466     2,427      1,885     1,599      2,746     2,216      14,339
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (692)     (721)        --        --         44        (3)     (1,372)
                                           -------------------------------------------------------------------------
     Net income (loss)                     $ (1,223) $ (1,065)  $  1,375  $  2,100   $    675  $ (2,081)  $    (219)
                                           =========================================================================

     Total assets as of September 30, 2000 $ 14,715  $ 18,592   $  7,929  $  1,820   $ 18,858  $  4,616   $  66,530
                                           =========================================================================



                                            Marine                                    Marine
     For the nine months ended              Vessel   Aircraft   Railcar   Trailer    Container
          September 30, 1999               Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
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
                                           =========================================================================


(1) Includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses. Also includes net income
     (loss) from an investment in an entity that owned a mobile offshore drilling unit.


                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

9.   DEBT

The Partnership's warehouse facility, which was shared with PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the General Partner, expired on September 30, 2000. The General Partner is currently negotiating with a new lender for a $15.0 million warehouse credit facility with similar terms as the facility that expired. The General Partner believes the facility will be completed during the fourth quarter of 2000.

10.  NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2000 was 8,189,465 and 8,190,034, respectively. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 1999 was 8,191,718 and 8,197,722, respectively.

11.  CONTINGENCIES

PLM International (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV
(Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII) (the Funds), each a California limited partnership for which the Company's wholly-owned subsidiary, FSI, acts as the General Partner. The complaint asserts causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, and conspiracy. Plaintiffs allege that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs assert liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs seek unspecified compensatory damages, as well as punitive damages.

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No.987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company's petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

In February 1999 the parties to the Koch and Romei actions agreed to settle the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The settlement is divided into two parts, a monetary settlement and an equitable settlement. The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million. The final settlement amount will depend on the number of claims filed by class members, the amount of the administrative costs incurred in connection with the settlement, and the amount of attorneys' fees awarded by the court to plaintiffs' attorneys. The

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 2000

11.  CONTINGENCIES (CONTINUED)

Company will pay up to $0.3 million of the monetary settlement, with the remainder being funded by an insurance policy. For settlement purposes, the monetary settlement class consists of all investors, limited partners, assignees, or unit holders who purchased or received by way of transfer or assignment any units in the Funds between May 23, 1989 and August 30, 2000. The monetary settlement, if approved, will go forward regardless of whether the equitable settlement is approved or not.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Funds V, VI and VII of up to 10% of that fund's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from the Funds funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Funds V, VI, and VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including disapproval of the proposed amendments to the fund partnership agreements by less than 50% of the limited partners in one or more of Funds V, VI, and VII, judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing. A final fairness hearing has been scheduled for November 29, 2000. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Company.

12.  SUBSEQUENT EVENT

During October 2000, the Partnership received proceeds of $3.4 million from the disposition of a marine vessel that was held for sale at September 30, 2000. The proceeds approximated the marine vessel's net book value.




                      (This space intentionally left blank)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

In September 1999, PLM Financial Services, Inc. (FSI or the General Partner), amended the corporate-by-laws of certain unconsolidated special-purpose entities (USPEs) in which PLM Equipment Growth Fund VI (the Partnership), or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the three and nine months ended September 30, 1999 and were included with the owned equipment operations. For the three and nine and months ended September 30, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment increased during the three months ended September 30, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                            For the Three Months
                                                                             Ended September 30,
                                                                            2000             1999
                                                                         ----------------------------
  Marine containers                                                      $  1,184         $    636
  Railcars                                                                    819              937
  Aircraft, aircraft engines, and components                                  685               (7)
  Trailers                                                                    457              513
  Marine vessels                                                              (92)             842

Marine containers: Marine container lease revenues and direct expenses were $1.2 million and $3,000, respectively, for the three months ended September 30, 2000, compared to $0.6 million and $1,000, respectively, during the same quarter of 1999. The increase in lease revenues of $0.5 million during the third quarter of 2000 was due to the purchase of marine containers during the fourth quarter of 1999 when compared to the same period of 1999. In addition, lease revenues increased $0.1 million during the third quarter 2000 due to the transfer of the Partnership's investment in an entity that owned marine containers from a USPE to owned equipment.

Railcars: Railcar lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the three months ended September 30, 2000, compared to $1.1 million and $0.2 million, respectively, during the same period of 1999. A decrease in railcar lease revenues of $21,000 was due to lower re-lease rates earned on railcars whose leases expired during 2000 and a decrease of $47,000 was due to an increase in the number of off-lease railcars during the three months ended September 30, 2000 when compared to the same period of 1999.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.7 million and $9,000, respectively, for the three months ended September 30, 2000, compared to $0.7 million and $0.7 million, respectively, during the same period of 1999. The decrease in direct expenses of $0.7 million during the third quarter of 2000 was due to repairs required to the Boeing 737-200 during the third quarter of 1999 that were not required during the same period of 2000.

Trailers: Trailer lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended September 30, 2000 and 1999. The decrease in trailer contribution was due to lower lease revenues of $19,000 resulting from lower utilization on short-term rental trailers and higher repairs of $37,000 during the three months ended September 30, 2000 when compared to the same period of 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.6 million and $0.7 million, respectively, for the three months ended September 30, 2000, compared to $2.6 million and $1.8 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the three months ended September 30, 2000, lease revenues decreased $0.8 million and direct expenses decreased $0.8 million when compared to the same period of 1999.

In addition, during the three months ended September 30, 2000, lease revenues decreased $0.5 million due to the sale of one of the Partnership's wholly-owned marine vessels during 1999, lease revenues decreased $0.7 million due to the off-lease status of one marine vessel during the third quarter 2000 which was on-lease the entire third quarter of 1999, and lease revenues decreased $0.1 million due to a lower lease rate earned on one marine vessel when compared to the same period of 1999.

Direct expenses also decreased $0.3 million resulting from the sale of one of the Partnership's wholly-owned marine vessels during 1999.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.9 million for the quarter ended September 30, 2000 decreased from $6.1 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $2.6 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of approximately $0.8 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.3 million due to the sale of certain equipment during 2000 and 1999, and a decrease of $1.6 million as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset, in part, by an increase of $0.1 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 1999 and an increase of $0.1 million from the transfer of the Partnership's interest in an entity that owned marine containers from a USPE portfolio to owned equipment during 2000.

     (ii)A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the three months ended September 30, 2000 when compared to the same period of 1999.

     (iii) Loss on revaluation increased $0.4 million during the three months ended September 30, 2000 and resulted from the reduction of the carrying value of a Boeing 737-200 commercial aircraft to its estimated net realizable value. There was no revaluation of equipment required during the same period of 1999.



(C) Net Gain (Loss) on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the third quarter of 2000 totaled $1.8 million, and resulted from the sale of marine containers, trailers and a railcar with an aggregate net book value of $1.5 million, for $3.4 million. The net loss on the disposition of owned equipment for the third quarter of 1999 totaled $3,000, and resulted from the sale of marine containers, trailers, and a railcar, with an aggregate net book value of $0.1 million, for $0.1 million.

(D) Minority Interests

Minority interests decreased $0.8 million in the third quarter of 2000 when compared to the same period of 1999 due to the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting.

(E) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                                             For the Three Months
                                                                              Ended September 30,
                                                                            2000               1999
                                                                         ------------------------------
  Aircraft                                                               $      24         $     156
  Marine containers                                                              7                 2
  Mobile offshore drilling unit                                                 --               138
  Marine vessels                                                              (167)              (96)
                                                                         ------------      ------------
      Equity in net income (loss) of USPEs                               $    (136)        $     200
                                                                         ============      ============

Aircraft: As of September 30, 2000 and 1999, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the third quarter of 2000, revenues of $0.6 million and were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million. During the same period of 1999, revenues of $0.2 million were offset by direct expenses and administrative expenses of $17,000.

The increase in aircraft lease revenues of $0.4 million and depreciation expense, direct expenses, and administrative expenses of $0.5 million during the three months ended September 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one commercial aircraft. The depreciation expense, direct expenses, and administrative expenses for the majority owned Boeing 737-300 commercial aircraft were reported under the consolidation method of accounting under Owned Equipment Operations during the three months ended September 30, 1999.

The Partnership's investment in a trust owning a Boeing 737-300 went on-lease during the second quarter of 2000 generating additional lease revenues of $0.4 million during the three months ended September 30, 2000.

Marine containers: As of September 30, 1999, the Partnership owned an interest in an entity that owned marine containers. As of September 30, 2000, the Partnership's interest in an entity that owned marine containers had been transferred to the Partnership's owned equipment. During the three months ended September 30, 2000, lease revenues of $40,000 were offset by depreciation expense, direct expenses, and administrative expenses of $30,000. During the same period of 1999, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.1 million. Marine containers lease revenues and depreciation expense, direct expenses, and administrative expenses decreased during the third quarter of 2000 due to the transfer of this equipment from a USPE to owned equipment.

Mobile offshore drilling unit: The Partnership's interest in an entity that owned a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the three months ended September 30, 1999, lease revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million.

Marine vessels: During the three months ended September 30, 2000, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. During the same period of 1999, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million.

An increase in marine vessel lease revenues of $0.5 million and depreciation expense, direct expenses, and administrative expenses of $0.6 million during the three months ended September 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the three months ended September 30, 1999.

Marine vessel lease revenues decreased $0.1 million during the three months ended September 30, 2000 due to one marine vessel earning lower lease revenues due to a four week repositioning voyage during which the marine vessel did not earn any lease revenues. In addition, as a result of the repositioning, direct expenses also decreased an $0.1 million due to lower operating costs during the three months ended September 30, 2000 when compared to the same period of 1999.

(F) Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the three months ended September 30, 2000 was $0.9 million, compared to a net loss of $2.3 million during the same period of 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2000 is not necessarily indicative of future periods. In the three months ended September 30, 2000, the Partnership distributed $3.3 million to the limited partners, or $0.40 per weighted-average limited partnership unit.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 2000, when compared to the same period of 1999. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                             For the Nine Months
                                                                             Ended September 30,
                                                                            2000             1999
                                                                         ----------------------------
  Marine containers                                                      $  3,425        $   1,393
  Railcars                                                                  2,558            2,794
  Aircraft, aircraft engines, and components                                2,037            2,998
  Trailers                                                                  1,279            1,437
  Marine vessels                                                              863            2,890

Marine containers: Marine container lease revenues and direct expenses were $3.4 million and $9,000, respectively, for the nine months ended September 30, 2000, compared to $1.4 million and $3,000, respectively, during the same period of 1999. An increase in lease revenues of $1.9 million during the nine months ended September 30, 2000 was due to the purchase of marine containers during the second and fourth quarters of 1999. In addition, lease revenues increased $0.1 million due to the transfer of the Partnership's investment in an entity that owned marine containers from a USPE to owned equipment during the third quarter 2000.

Railcars: Railcar lease revenues and direct expenses were $3.2 million and $0.7 million, respectively, for the nine months ended September 30, 2000, compared to $3.4 million and $0.6 million, respectively, during the same period of 1999. The decrease in railcar lease revenues of $0.2 million was primarily due to the increase in the number of off-lease railcars during the nine months ended September 30, 2000 when compared to the same period of 1999. The increase in direct expenses of $0.1 million during the nine months ended September 30, 2000 was due to higher repair costs when compared to the same period of 1999

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $2.1 million and $46,000, respectively, for the nine months ended September 30, 2000, compared to $3.8 million and $0.8 million, respectively, during the same period of 1999. A decrease in aircraft lease revenues of $1.6 million and direct expenses of $0.1 million was due to the sale of a Boeing 767-200ER Stage III commercial aircraft during 1999. An additional decrease of $0.1 million in lease revenues was due to a Boeing 737-200 that was off-lease during the nine months ended September 30, 2000 that was on-lease for one month during the same period of 1999.

A decrease in direct expenses of $0.7 million during the nine months ended September 30, 2000, was due to repairs to the Boeing 737-200 during 1999 that were not required during the same period of 2000.

Trailers: Trailer lease revenues and direct expenses were $1.9 million and $0.6 million, respectively, for the nine months ended September 30, 2000, compared to $2.0 million and $0.6 million, respectively, during the same period of 1999. The decrease in lease revenues of $0.1 million was due to a lower utilization on the short-term rental trailers during the nine months ended September 30, 2000 when compared to the same period of 1999.

Marine vessels: Marine vessel lease revenues and direct expenses were $2.9 million and $2.1 million, respectively, for the nine months ended September 30, 2000, compared to $8.5 million and $5.6 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the nine months ended September 30, 2000, lease revenues decreased $3.5 million and direct expenses decreased $1.9 million when compared to the same period of 1999.

In addition, lease revenues declined $1.1 million and direct expenses declined $1.0 million as a result of the sale of one of the Partnership's wholly-owned marine vessels during 1999.

Lease revenues declined an additional $0.3 million due to lower lease rates earned on two wholly-owned marine vessels and declined $0.7 million due to the off-lease status of one marine vessel during the third quarter 2000 which was on-lease the entire year of 1999. Direct expenses also decreased an additional $0.6 million on one of the three remaining wholly-owned marine vessels due to a decrease in repairs required during the nine months ended September 30, 2000 when compared to the same period of 1999.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $10.9 million for the nine months ended September 30, 2000 decreased from $17.7 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $6.7 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of approximately $2.3 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.9 million due to the sale of certain equipment during 2000 and 1999, and a decrease of $4.7 million as a result of the Amendment which changed the accounting method used for majority held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset, in part, by an increase of $1.1 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 1999 and an increase of $0.1 million from the transfer of the Partnership's interest in an entity that owned marine containers from a USPE portfolio to owned equipment during 2000.

     (ii)A $0.3 million decrease in management fees was due to lower lease revenues earned by the Partnership during the nine months ended September 30, 2000 when compared to the same period of 1999.

     (iii) A $0.2 million decrease in the provision for bad debts was based on the General Partner's evaluation of the collectability of past due accounts receivables being lower by $0.1 million during the nine months ended September 30, 2000 when compared to the same period of 1999 and the collection of $0.1 million from a former lessee whose past due receivable had been previously reserved for as a bad debt. A similar collection did not occur during the same period of 1999.

     (iv)A $0.1 million decrease in interest expense was due to a lower average short-term borrowings outstanding during the nine months ended September 30, 2000 when compared to the same period of 1999.

     (v) Loss on revaluation increased $0.4 million during the nine months ended September 30, 2000 and resulted from the reduction of the carrying value of a Boeing 737-200 commercial aircraft to its estimated net realizable value. There was no revaluation of equipment required during the same period of 1999.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the  disposition  of owned  equipment  for the nine months ended
September 30, 2000 totaled $1.8 million, and resulted from the sale of marine containers, trailers, and railcars with an aggregate net book value of $2.0 million, for $3.8 million. The net gain on the disposition of owned equipment for the nine months ended September 30, 1999 totaled $24.3 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $1.6 million, for $1.5 million and a Boeing 767-200ER Stage III commercial aircraft with a net book value of $15.6 million for $40.1 million which includes $3.6 million of unused engine reserves.

(D) Minority Interests

Minority interests decreased $8.0 million in the nine months ended September 30, 2000 when compared to the same period of 1999 due to the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting.

(E) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                            2000               1999
                                                                         ------------------------------
  Marine containers                                                      $      44         $       2
  Mobile offshore drilling unit                                                 (3)              425
  Marine vessels                                                              (692)             (233)
  Aircraft                                                                    (721)              480
                                                                         ------------      ------------
      Equity in net income (loss) of USPEs                               $  (1,372)        $     674
                                                                         ============      ============

Marine containers: As of September 30, 1999, the Partnership owned an interest in an entity that owned marine containers. As of September 30, 2000, the Partnership's interest in an entity that owned marine containers had been transferred to the Partnership's owned equipment. During the nine months ended September 30, 2000 and 1999, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.3 million. Marine containers contribution increased $42,000 in the nine months ended September 30, 2000 when compared to the same period of 1999 due to $0.1 million in lower depreciation expense resulting from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned offset in part, by lower lease revenues of $0.1 million caused by the transfer of this equipment to owned equipment.

Mobile offshore drilling unit: The Partnership's interest in an entity that owned a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the nine months ended September 30, 1999, lease revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million.

Marine vessels: During the nine months ended September 30, 2000, lease revenues of $2.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.2 million. During the same period of 1999, lease revenues of $1.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.2 million.

An increase in marine vessel lease revenues of $1.7 million and depreciation expense, direct expenses, and administrative expenses of $2.1 million during the nine months ended September 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the nine months ended September 30, 1999.

Marine vessel lease revenues decreased $0.1 million during the nine months ended September 30, 2000 due to one marine vessel earning lower lease revenues due to a four week repositioning voyage during which the marine vessel did not earn any lease revenues. In addition, as a result of the repositioning, direct expenses also decreased an $0.1 million due to lower operating costs during the nine months ended September 30, 2000 when compared to the same period of 1999.

Aircraft: As of September 30, 2000 and 1999, the Partnership owned an interest in two commercial aircraft on a direct finance lease and a Boeing 737-300 commercial aircraft. During the nine months ended September 30, 2000, revenues of $1.1 million and were offset by depreciation expense, direct expenses, and administrative expenses of $1.8 million. During the same period of 1999, revenues of $0.5 million were offset by direct expenses and administrative expenses of $0.1 million.

An increase in aircraft lease revenues of $0.6 million and depreciation expense, direct expenses, and administrative expenses of $1.8 million during the nine months ended September 30, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority held equipment from the consolidation method of accounting to the equity method of accounting for a Boeing 737-300 commercial aircraft. The depreciation expense, direct expenses, and administrative expenses for the majority owned Boeing 737-300 commercial aircraft were reported under the consolidation method of accounting under Owned Equipment Operations during the nine months ended September 30, 1999.

The increase in expenses caused by the investment in a trust owning a Boeing 737-300 was partially offset by a $0.1 million collection of an accounts receivable that had previously been written-off as a bad debt. A similar event did not occur during the same period of 1999.

(F) Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the nine months ended September 30, 2000 was $0.2 million, compared to a net income of $10.9 million during the same period of 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2000 is not necessarily indicative of future periods. In the nine months ended September 30, 2000, the Partnership distributed $9.8 million to the limited partners, or $1.20 per weighted-average limited partnership unit.



(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2000, the Partnership generated $9.5 million in operating cash (net cash provided by operating activities plus non-liquidating distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and maintain the current level of distributions (total for the nine months ended September 30, 2000 of $10.3 million) to the partners, but also used undistributed available cash from prior periods of approximately $0.9 million.

During the nine months ended September 30, 2000, the Partnership disposed of owned equipment for aggregate proceeds of $3.8 million.

During the nine months ended September 30, 2000, the General Partner transferred the Partnership's investment in an entity that owned marine containers to the Partnership's owned equipment. The original equipment cost of the marine containers transferred to owned equipment was $2.6 million.

Accounts receivable decreased $59,000 during the nine months ended September 30, 2000 due to the timing of cash receipts.

Investments in USPEs decreased $6.1 million during the nine months ended September 30, 2000 due to the transfer of the Partnership's interest in an entity that owned marine containers with a net book value of $1.9 million to owned equipment, cash distributions of $2.8 million to the Partnership from the USPEs, and a $1.4 million loss that was recorded from operations from its equity interests in USPEs for the nine months ended September 30, 2000.

Accounts payable decreased $1.1 million during the nine months ended September 30, 2000 due to the payment of $0.9 million for marine containers that were purchased in 1999 and included as a payable at December 31, 1999 and $0.2 million reduction of trade payables due to the timing of cash payments.

The Partnership's warehouse facility, which was shared with PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and TEC Acquisub, Inc., an indirect wholly-owned subsidiary of the General Partner, expired on September 30, 2000. Borrowings under this facility by the other eligible borrowers reduced the amount available to be borrowed by the Partnership. All borrowings under this facility were guaranteed by the General Partner. The General Partner is currently negotiating with a new lender for a $15.0 million warehouse credit facility with similar terms as the facility that expired. The General Partner believes the facility will be completed during the fourth quarter of 2000.

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

3. Railcar loading in North America have continued to be high, however a softening in the market is expected during 2000, which has lead to lower lease rates as existing leases expire and renewal leases are negotiated.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2000, 66% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (US) currency. If these lessees currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.





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



                                           PLM EQUIPMENT GROWTH FUND VI

                                           By:      PLM Financial Services, Inc.
                                                    General Partner



Date:  November 10, 2000                   By:      /s/ Richard K Brock
                                                    Richard K Brock
                                                    Vice President and
                                                    Chief Financial Officer