Form 10-K
period 2000-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 2001-03-23
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K



     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Aggregate market value of voting stock:  N/A
                                         ---

An index of exhibits filed with this Form 10-K is located at page 28.

Total number of pages in this report: 83.

                                     PART I
ITEM 1.    BUSINESS

(A)  Background

In April 1991, PLM Financial Services, Inc. (FSI or the General Partner), a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 8,750,000 limited partnership units (the units) in PLM Equipment Growth Fund VI, a California limited partnership (the Partnership, the Registrant, or EGF VI). The Partnership's offering became effective on December 23, 1991. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

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

The offering of units of the Partnership  closed on May 24, 1993. As of December
31,  2000,  there  were  8,189,465  units   outstanding.   The  General  Partner
contributed $100 for its 5% general partner interest in the Partnership.

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

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio, equipment held for sale, and the original cost of investments in unconsolidated special-purpose entities as of December 31, 2000 (in thousands of dollars):

                                     TABLE 1

 Units                          Type                                  Manufacturer                       Cost
-------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

  9,383     Marine containers                                 Various                                $     18,973
  2,910     Refrigerated marine containers                    Various                                       6,593
    366     Pressurized tank railcars                         Various                                      10,698
    180     Nonpressurized tank railcars                      Various                                       3,482
    138     Covered hopper railcars                           Various                                       3,064
      1     DC-9-82 Stage III commercial aircraft             McDonnell Douglas                            13,951
      1     Portfolio of aircraft rotables                    Various                                       2,273
      1     Container cargo carrier vessel                    O. C. Staalskibsvaerft A/F                    8,040
    341     Dry piggyback trailers                            Stoughton                                     5,258
                                                                                                     -------------
                Owned equipment held for operating leases                                                  72,332

Owned equipment held for sale:

      1     737-200 Stage II commercial aircraft              Boeing                                        5,406

                                                                                                     -------------
                Total owned equipment                                                                $     77,738(1)
                                                                                                     =============

Investments in unconsolidated special-purpose entities:

   0.62     737-300 Stage III commercial aircraft             Boeing                                 $     14,150(2)
   0.40     Equipment on direct finance lease:
              Two DC-9 Stage III commercial aircraft          McDonnell Douglas                             4,505(3)
   0.53     Product tanker                                    Boelwerf-Temse                               10,476(2)
   0.50     Container cargo feeder vessel                     O. C. Staalskibsvaerft A/F                    4,004(2)
   0.20     Handymax dry bulk carrier marine vessel           Tsuneishi Shipbuilding Co., Ltd               3,553(2)
                                                                                                     -------------
                Total investments in unconsolidated special-purpose entities                         $     36,688(1)
                                                                                                     =============
----------

(1) Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of purchase, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), or PLM Worldwide Management Services (WMS).

(2) Jointly owned: EGF VI and an affiliated program.

(3) Jointly owned: EGF VI and two affiliated programs.

Equipment is generally leased under operating leases for a term of one to six years except for marine vessels operating on voyage charter or time charter which are usually leased for less than one year. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership marine containers are based on a fixed rate. Lease revenues for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. Lease revenues for trailers that operated in rental yards owned by PLM Rental, Inc., were based on a fixed rate for a specific period of time, usually short in duration. Rents for all other equipment are based on fixed rates.

The lessees of the equipment include but are not limited to: Aero California, AAR Allen Group International, Domino Sugar Corp., Islandsflug HF., Tosco Refining Company, Terra Nitrogen Corporation, Trans World Airlines, and Union Carbide Corporation.

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date, or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the audited financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally, the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than longer-term full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

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

(D)  Demand

The Partnership operates or operated in the following operating segments: marine vessel leasing, marine container leasing, aircraft leasing, railcar leasing, and intermodal trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. Except for those aircraft leased to passenger air carriers, the Partnership's equipment and investments are used to transport materials and commodities, rather than people.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)  Marine Containers

The Partnership's portfolio of containers is composed of two distinct groups of containers. During the early years of the Partnership's operation, the Partnership acquired mixed fleets of 5- to 7- year-old standard dry cargo containers and specialized cargo containers that were leased in revenue-sharing agreements. This older equipment is now in excess of twelve years of age, and is generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales, although highly dependent upon the specific location and type of container, has continued to be strong over the last several years, as it relates to standard dry containers. In the last year, the Partnership has experienced reduced residual values on the sale of refrigerated containers, due primarily to technological obsolescence associated with this equipment's refrigeration machinery.

More recently, the Partnership has acquired new standard dry cargo containers and placed this equipment either on mid-term leases or into revenue-sharing agreements. These investments have been opportunistically driven by the historically low acquisition prices recently available in the market. The Partnership has been able to acquire standard dry 20-foot containers in the $1,500 to $1,600 range per container; several years ago, similar equipment was being sold in the $2,000 range. The primary reason for this reduction in price relates to excess capacity with Chinese manufacturers, whose factories represent, in the aggregate, in excess of 90% of the worldwide container building capacity, and competitive pricing decisions being made on their part, with the apparent support of the Chinese government, in a desire to keep their factories operating.

(2)  Railcars

(a)  Pressurized Tank Cars

Pressurized  tank cars are used to transport  liquefied  petroleum  gas (natural gas) and anhydrous ammonia (fertilizer). The U.S. markets for natural gas are industrial applications (46% of estimated demand in 2000), residential use (21%), electrical generation (15%), commercial applications (15%), and transportation (3%). Natural gas consumption is expected to grow over the next few years as most new electrical generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, the status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the U.S. dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of petroleum products increased 3% and chemical products increased 1% in 2000, compared to 1999. Consequently, demand for pressurized tank cars remained relatively constant during 2000, with utilization of this type of railcar within the Partnership remaining above 98%. While renewals of existing leases continue at similar rates, some cars continue to be renewed for "winter only" terms of approximately six months. As a result, many of the Partnership's pressurized tank cars are up for renewal in the spring of 2001.

(b)  General-Purpose (Nonpressurized) Tank Cars

These railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils and corn syrup. This railcar type continued to be in high demand during 2000. The overall health of the market for these types of commodities is closely tied to both the U.S. and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, carloadings of petroleum products increased 3% and chemical products increased 1% in 2000, compared to 1999 levels. Utilization of the Partnership's nonpressurized tank cars remained above 98% during 2000.

(c)  Covered Hopper (Grain) Cars

Demand for covered hopper railcars, which are specifically designed to service the grain industry, continued to experience weakness during 2000. The U.S. agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feed lots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the United States, due to higher population growth, a rapid pace of industrialization, and rising disposable income.

Within the United States, carloadings of grain products decreased 2% in 2000 compared to 1999. Other factors contributing to the softness in demand for covered hopper cars is the large number of new cars built during the last few years and the improved utilization of covered hoppers by the railroads. As in 1999, covered hopper railcars whose leases expired in 2000, were renewed at considerably lower rental rates.

(3)  Aircraft

(a)      Commercial Aircraft

Both Boeing and Airbus Industries have predicted that the rate of growth in the demand for air transportation services will be relatively robust for the next 20 years. Boeing has predicted that the demand for passenger services will grow at an average rate of about 5% per year and the demand for cargo traffic will grow at about 6% per year during that period. Such growth will require a substantial increase in the number of commercial aircraft. According to Boeing, as of the end of 1999, the world fleet of jet-powered commercial aircraft included a total of approximately 13,670 airplanes. That total included 11,994 passenger aircraft with 50 seats or more and 1,676 freighter aircraft. Boeing predicts that by the end of 2019 that fleet will grow to approximately 31,755 aircraft including 28,558 passenger aircraft with 50 seats or more and 3,197 freighter aircraft. To support this growth, Boeing received 502 new aircraft orders in the first ten months of 2000 and Airbus received 427.

Airline economics will also require aircraft to be retained in active commercial service for longer periods than previously expected. Consequently, the market for environmentally acceptable and economically viable aircraft will continue to be robust and such aircraft will command relatively high residual values. In general, aircraft values have tended to grow at about 3% per year. Lease rates should also grow at similar rates. However, such rates are subject to variation depending on the state of the world economy and the resultant demand for air transportation services.

The Partnership owns a 40% interest in two DC-9s and one wholly owned MD-82 all of which were on lease throughout 2000 at above market rates. It owns 62% of one B737-300 that was placed on lease in 2000 at market rate. It also owns one off lease B737-200 that is not Stage III compliant and was sold during February 2001.

(b)      Rotables

The Partnership owns a package of aircraft components, or rotables, that are used for MD-83s. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The types of rotables owned and leased by the Partnership include avionics, replacement doors, control surfaces, pumps, valves, and other comparable equipment. The rotable market remained stable in 2000.

(4)  Marine Vessels

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

(a) Container and Container Feeder Vessels

The Partnership owns a 400 20-foot equivalent unit container marine vessel and has an investment in a similar marine vessel, both of which performed poorly. The market for marine vessels of this size continued to be very soft as it had been in 1999. The market for significantly larger container marine vessels did improve during 2000, but there was no corresponding improvement in the smaller-sized marine vessels such as the two that the Partnership owns. In an attempt to improve Partnership returns, both from a revenue perspective and the ultimate sale of these assets, charters were signed with a Far East lessee and the marine vessels were positioned from the Atlantic, where they had been operating primarily on the spot market, to the Far East. This move has been successful in that the Partnership has seen reliable earning from these charters and increased sales interest.

(b)  Product Tanker

The Partnership has an investment in a 1975-built 50,000 dead weight ton product tanker that operates in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's product tanker through a combination of spot and period charters, an approach that provides the flexibility to adapt to changes in market conditions, carrying mostly fuel oil and similar petroleum distillates.

The market for product tankers improved throughout 2000, with dramatic improvements experienced in the fourth quarter; and is expected to continue strong throughout 2001. The strength in the charter market for tankers is generally tied to overall economic activity, and in particular, the upturn in activity seen in the Far East.

(c)  Dry Bulk Vessel

The Partnership has an investment in a small to medium-sized dry bulk marine vessel that operates in international markets carrying a variety of commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's marine vessel through a combination of spot and period charters, an approach that provides the flexibility to adapt to changes in market conditions.

During 2000, the market for bulk carriers exhibited, as expected, seasonal strengthening in the late winter, that continued strong through the summer, with some weakness throughout the fall. The Partnership's dry bulk marine vessel was sheltered, in part, from seasonal changes due to a long-term contractual agreement that expired during 2000.

(5)  Intermodal (Piggyback) Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past decade, intermodal trailers have continued to be gradually displaced by domestic containers as the preferred method of transport for such goods. This is caused by railroads offering approximately 15% lower freight rates on containers compared to trailers. During 2000, demand for intermodal trailers was more volatile than historic norms. Slow demand occurred over the second half of the year due to a slowing economy and continued customer concerns over rail service problems associated with mergers in the rail industry. Due to the decline in demand, which occurred over the latter half of 2000, overall, shipments within the intermodal trailer market declined more than expected for the year, or approximately 10% compared to the prior year. Average utilization of the entire U.S. intermodal fleet rose from 73% in 1998 to 77% in 1999 and then declined to 75% in 2000.

The General Partner further expanded its marketing program to attract new customers for the Partnership's intermodal trailers during 2000. Even with these efforts, average utilization for the Partnership's intermodal trailers for the year 2000 dropped 1% to approximately 81%, still above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to continue in the future. Overall, intermodal trailer shipments are forecast to decline by 6% -10% in 2001, compared to the prior year, due to the anticipated continued weakness of the overall economy. As such, the nationwide supply of intermodal trailers is expected to have approximately 10,000 units in surplus compared with demand for 2001. Maintenance costs have increased approximately 20% due to improper repair methods performed by the railroads and billed to owners. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals. Significant efforts will also be undertaken to reduce maintenance costs and cartage costs.

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, governmental, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification to meet these regulations, at considerable cost to the Partnership. Such regulations include:

     (1) the United States (U.S.) Oil Pollution Act of 1990, which established liability for operators and owners of marine vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the U.S. Department of Transportation's Aircraft Capacity Act of 1990, which limits or eliminates the operation of commercial aircraft in the United States that does not meet certain noise, aging, and corrosion criteria. The Partnership has a Stage II aircraft that does not meet Stage III requirements. This Stage II aircraft is scheduled to be sold;

     (3) the Montreal Protocol on Substances that Deplete the Ozone Layer and the U.S. Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers;

     (4) the U.S. Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 315 non-jacketed tank railcars and 231 jacketed tank railcars of which a total of 29 tank railcars have been inspected to date and no defects have been discovered.

As of December 31, 2000, the Partnership is in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.    PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interest in entities that own equipment for leasing purposes. As of December 31, 2000, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs) as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $166.1 million through the third quarter of 1993, with proceeds from the debt financing of $30.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at One Market, Steuart Street Tower, Suite 800, San Francisco, California 94105-1301. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

PLM International, (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV, PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund
VI), and PLM Equipment Growth & Income Fund VII (Fund VII), collectively (the Funds), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the General Partner.

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

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No.987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company' s petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

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

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment; (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment; (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Fund V, Fund VI and Fund VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Fund V, Fund VI, and Fund VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing.

A final fairness hearing was held on November 29, 2000 and the parties await the court's decision. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2000.

















                      (This space intentionally left blank)

                                     PART II

ITEM 5.    MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2000, there were 7,859 limited partners holding units in the Partnership.

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

The Partnership may redeem a certain number of units each year under the terms of the Partnership's Limited Partnership Agreement, beginning November 24, 1995. If the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding units each year. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. As of December 31, 2000, the Partnership has repurchased a cumulative total of 128,782 units at a cost of $1.5 million. The General Partner has decided that it would not purchase Partnership units under the terms of the Partnership's limited partnership agreement during 2001. The General Partner may purchase additional limited partnership units on behalf of the Partnership in the future.











                      (This space intentionally left blank)

ITEM 6.    SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)

                                                          2000           1999          1998          1997         1996
                                                   -------------------------------------------------------------------------

      Operating results:
        Total revenues                             $    19,926     $    50,209    $    35,140    $     39,576    $    36,356
        Net gain on disposition of equipment             2,147          25,951          6,253          10,121          7,214
        Loss on revaluation of equipment                   374           3,567          4,276              --             --
        Equity in net income (loss) of uncon-
          solidated special-purpose entities            (1,904)         (1,003)         6,465           3,336          3,700
        Net income                                         412           5,996          1,445           9,232          8,291

      At year-end:
        Total assets                               $    64,063     $    78,204    $   104,270    $    121,551    $   123,441
        Total liabilities                               32,441          33,183         38,022          39,006         41,059
        Note payable                                    30,000          30,000         30,000          30,000         31,286

      Cash distribution                            $    13,794     $    13,806    $    15,226    $     17,384    $    17,467

      Cash distribution representing
        a return of capital to the limited
        partners                                   $    13,104     $     7,810    $    13,781    $      8,152    $     9,176

      Per weighted-average limited partnership unit:

        Net income (loss)                          $     (0.03)(1) $      0.65(1) $      0.08(1) $       1.01(1) $       0.89(1)

        Cash distribution                          $      1.60     $      1.60    $      1.76    $       2.00    $       2.00

        Cash distribution representing
          a return of capital                      $      1.60     $      0.95    $      1.68    $       0.99    $       1.11

----------

(1) After reduction of income necessary to cause the General Partner's capital account to equal zero of $0.7 million ($0.08 per weighted-average depositary unit) in 2000, $0.4 million ($0.04 per weighted-average depositary unit) in 1999, $0.7 million ($0.08 per weighted-average depositary unit) in 1998, $0.4 million ($0.04 per weighted-average depositary unit) in 1997, and $0.5 million ($0.05 per weighted-average depositary unit) in 1996.





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

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be re-marketed. Major factors influencing the current market rate for Partnership equipment include, supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2000 primarily in its railcar, trailer, marine vessel, aircraft, and marine container portfolios.

     (a) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and this has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

     (b) Trailers: The Partnership's trailer portfolio operates or operated with short-line railroad systems and in short-term rental facilities. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity. Contributions from the Partnership's trailers were lower in 2000 when compared to 1999 due to the sale of 49% of the Partnership's trailers during 2000.

     (c) Marine vessels: Certain of the Partnership's marine vessels operate in the voyage charter market or the time charter market. Voyage charters and time charters are usually short in duration and reflect the short-term demand and pricing trends in the marine vessel market. As a result of this, certain of the Partnership's marine vessels will be remarketed during 2001 exposing them to re-leasing and repricing risk.

     (d) Aircraft: Two of the Partnership's aircraft leases are due to expire during 2001 exposing them to re-leasing and repricing risk. One of the Partnership's Stage II commercial aircraft which is scheduled to be sold during 2001, was off lease during 2000.

     (e) Marine containers: Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. The increase in marine container contributions in 2000 compared to 1999 was due to equipment purchases. Market conditions were relatively constant during 2000.

(2)  Equipment Liquidations

Liquidation of Partnership equipment and investments in unconsolidated special-purpose entities (USPEs), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership. During the year, the Partnership disposed of owned equipment that included marine vessels, marine containers, trailers, and railcars for total proceeds of $9.1 million. The Partnership also received additional sale proceeds of $0.1 million from the sale of its interest in an entity that owned a mobile offshore drilling unit during 1999.

(3) Nonperforming Lessees

Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 2000:

     (i) Two former India lessees are having financial difficulties. The General Partner has initiated litigation in various official forums in India against the defaulting Indian airline lessees to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. During 2000, the total amount of $2.2 million due from these lessees which had been previously reserved for as a bad debt, was written off as it was determined to be uncollectible based on the financial status of the lessees. The Partnership has repossessed its property previously leased to these airlines.

     (ii)Trans World Airlines (TWA), a current lessee, filed for bankruptcy protection under Chapter 11 in January 2001. As of December 31, 2000, TWA is current with its lease payments. American Airlines (AA) has proposed an acquisition of TWA that is being reviewed by the United States Justice Department. Contingent upon AA's acquisition of TWA, the General Partner has accepted an offer from AA to extend the existing leases up to 84 months at the current market monthly rate.

(4)  Equipment Valuation

In accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the General Partner reviews the carrying value of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions for the purpose of assessing the recoverability of the recorded amounts. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $0.4 million and $3.6 million to the carrying value of owned equipment were required during 2000 and 1999, respectively. Reductions of $4.3 million and $1.0 million to the carrying value of owned equipment and partially owned equipment, respectively, were required during 1998.

(C) Financial Condition - Capital Resources, Liquidity, and Unit Redemption Plan

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering of $166.1 million and permanent debt financing of $30.0 million. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement. The Partnership's total outstanding indebtedness, currently $30.0 million, can only be increased by a maximum of $5.0 million, subject to specific covenants in existing debt agreements.

The Partnership relies on operating cash flow to meet its operating obligations and to make cash distributions.

For the year ended December 31, 2000, the Partnership generated $12.1 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations and make distributions of $13.8 million to the partners, but also used undistributed available cash from prior periods and asset sales proceeds of approximately $1.7 million.

Accounts receivable increased $0.6 million during 2000. The increase was due to the reduction of the amount in the allowance for bad debts. The reduction was caused by amounts the Partnership owes to the lessee being offset against receivables due from the lessee which had been previously reserved for as a bad debt.

Investments in USPEs decreased $6.6 million during 2000 due to the transfer of the Partnership's interest in an entity that owned marine containers with a net book value of $1.9 million to owned equipment, cash distributions of $2.8 million to the Partnership from the USPEs, and a $1.9 million loss that was recorded from operations from its equity interests in USPEs.

Accounts payable decreased $0.9 million due to the payment of $0.9 million in 2000 for marine containers that were purchased in 1999 and included as accounts payable at December 31, 1999.

Due to affiliates increased $0.5 million during 2000 due to an increase of $0.3 million due to an affiliated USPE for engine reserves and $0.2 million due to an affiliated USPE for security deposits.

The Partnership entered into an agreement to issue a long-term note totaling $30.0 million to two institutional investors in August 1993. The note bears interest at a fixed rate of 6.7% per annum and has a final maturity in 2003. Interest on the note is payable monthly. The note is scheduled to be repaid in three principal payments of $10.0 million on November 17, 2001, 2002, and 2003. The Partnership's wholly and partially owned equipment is used as collateral to the note.

The Partnership's warehouse facility, which was shared with PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and TEC Acquisub, Inc., an indirect wholly owned subsidiary of the General Partner, expired on September 30, 2000. The General Partner is currently negotiating with a new lender for a $15.0 million warehouse credit facility with similar terms as the facility that expired. The General Partner believes the facility will be completed during the first half of 2001.

Pursuant to the terms of the limited partnership agreement, beginning December 1, 1994, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may, subject to certain terms and conditions, redeem up to 2% of the outstanding units each year. The purchase price to be offered for such units will be equal to 110% of the unrecovered principal attributed to the units. Unrecovered principal is defined as the excess of the capital contribution attributable to a unit over the distributions from any source paid with respect to that unit. The General Partner has decided that it would not purchase Partnership units under the terms of the Partnership's limited partnership agreement during 2001. The General Partner may purchase additional units on behalf of the Partnership in the future.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.













                      (This space intentionally left blank)

(D)  Results of Operations - Year-to-Year Detailed Comparison

In September 1999, PLM Financial Services, Inc. (FSI or the General Partner), amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting was used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, was reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the nine months ended September 30, 1999 and were included with the owned equipment operations. For the three months ended December 31, 1999 and twelve months ended December 31, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2000 and 1999

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, when compared to the same period of 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                            For the Years
                                                         Ended December 31,
                                                        2000             1999
                                                     ---------------------------
  Marine containers                                  $  4,686         $  2,317
  Railcars                                              3,281            3,722
  Aircraft, aircraft engines, and components            2,722            3,649
  Trailers                                              1,415            2,021
  Marine vessels                                        1,276            3,527

Marine containers: Marine container lease revenues and direct expenses were $4.7 million and $20,000, respectively, for the year ended December 31, 2000, compared to $2.3 million and $-0-, respectively, during the same period of 1999. An increase in lease revenues of $2.2 million during the year ended December 31, 2000 was due to the purchase of marine containers during the second and fourth quarters of 1999. In addition, lease revenues increased $0.2 million due to the transfer of the Partnership's investment in an entity that owned marine containers from a USPE to owned equipment during the third quarter 2000.

Railcars: Railcar lease revenues and direct expenses were $4.3 million and $1.0 million, respectively, for the year ended December 31, 2000, compared to $4.6 million and $0.8 million, respectively, during the same period of 1999. The decrease in railcar lease revenues of $0.3 million was primarily due to the increase in the number of off-lease railcars during the year ended December 31, 2000 when compared to the same period of 1999. The increase in direct expenses of $0.2 million during the year ended December 31, 2000 was due to higher repair costs when compared to the same period of 1999

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $2.8 million and $0.1 million, respectively, for the year ended December 31, 2000, compared to $4.5 million and $0.8 million, respectively, during the same period of 1999. A decrease in aircraft lease revenues of $1.6 million and direct expenses of $0.1 million was due to the sale of a Boeing 767-200ER Stage III commercial aircraft during 1999. An additional decrease of $0.1 million in lease revenues was due to a Boeing 737-200 that was off-lease during the year ended December 31, 2000 that was on-lease for one month 1999. A decrease in direct expenses of $0.7 million during the year ended December 31, 2000, was due to repairs to the off-lease Boeing 737-200 during 1999 that were not required during the same period of 2000.

Trailers: Trailer lease revenues and direct expenses were $2.1 million and $0.7 million, respectively, for the year ended December 31, 2000, compared to $2.8 million and $0.8 million, respectively, during the same period of 1999. The decrease in lease revenues of $0.7 million and direct expenses of $0.1 million was due to the sale of 49% of the Partnership's trailer fleet during the year 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $3.6 million and $2.3 million, respectively, for the year ended December 31, 2000, compared to $9.8 million and $6.3 million, respectively, during the same period of 1999.

The September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the year ended December 31, 2000, lease revenues decreased $3.5 million and direct expenses decreased $1.9 million when compared to the same period of 1999.

In addition, lease revenues declined $2.4 million and direct expenses declined $1.1 million as a result of the sale of two of the Partnership's wholly owned marine vessels during 2000 and 1999. Lease revenues declined an additional $0.3 million due to lower lease rates earned on two wholly owned marine vessels. Direct expenses also decreased an additional $0.9 million on the two remaining wholly owned marine vessels due to a decrease in repairs required during the year ended December 31, 2000 when compared to the same period of 1999.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $13.4 million for the year ended December 31, 2000 decreased from $26.5 million for the same period in 1999. Significant variances are explained as follows:

     (i) A $8.1 million decrease in depreciation and amortization expenses from 1999 levels reflects the decrease of approximately $3.0 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $1.4 million due to the sale of certain equipment during 2000 and 1999, and a decrease of $4.8 million as a result of the Amendment which changed the accounting method used for majority-held equipment from the consolidation method of accounting to the equity method of accounting. These decreases were offset, in part, by an increase of $1.0 million in depreciation and amortization expenses resulting from the purchase of additional equipment during 1999 and an increase of $0.1 million from the transfer of the Partnership's interest in an entity that owned marine containers from a USPE portfolio to owned equipment during 2000.

     (ii)Loss on revaluation decreased $3.2 million during the year ended December 31, 2000 when compared to the same period of 1999. During 2000, a loss on revaluation of $0.4 million resulted from the reduction of the carrying value of a Boeing 737-200 commercial aircraft to its estimated net realizable value. During 1999, a loss on revaluation of $3.6 million was recorded for marine vessels.

     (iii) Provision for bad debts decreased $1.3 million during the year ended December 31, 2000. The decrease resulted from the General Partner's evaluation of the collectability of past due accounts receivables being lower by $0.7 million when compared to the same period of 1999 and the offset of a receivable that had previously been reserved for as a bad debt offset against $0.6 million due from the Partnership to this lessee.

     (iv)A $0.3 million decrease in management fees was due to lower lease revenues earned by the Partnership during the year ended December 31, 2000 when compared to the same period of 1999.

     (v) A $0.1 million decrease in interest expense was due to a lower average short-term borrowings outstanding during the year ended December 31, 2000 when compared to the same period of 1999.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the year ended December 31, 2000 totaled $2.1 million, and resulted from the sale of marine vessels, marine containers, trailers, and railcars with an aggregate net book value of $7.3 million, for proceeds of $9.1 million and unused drydocking reserves on sold marine vessels of $0.3 million. The net gain on the disposition of owned equipment for the year ended December 31, 1999 totaled $26.0 million, and resulted from the sale of a marine vessel, marine containers, trailers, and railcars, with an aggregate net book value of $7.9 million, for $9.3 million and a Boeing 767-200ER Stage III commercial aircraft with a net book value of $15.6 million for $40.1 million which includes $3.6 million of unused engine reserves.

(d)  Minority Interests

Minority interests decreased $7.9 million in the year ended December 31, 2000 when compared to the same period of 1999 due to the September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting.

(e)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                        For the Year
                                                     Ended December 31,
                                                   2000               1999
                                                ------------------------------
  Mobile offshore drilling unit                 $      85         $     271
  Marine containers                                    44                 5
  Marine vessels                                     (548 )          (1,029 )
  Aircraft                                         (1,485 )            (250 )
                                                ------------      ------------
      Equity in net loss of USPEs               $  (1,904 )       $  (1,003 )
                                                ============      ============

Mobile offshore drilling unit: The Partnership's interest in an entity that owned a mobile offshore drilling unit was sold during the fourth quarter of 1999. During the year ended December 31, 2000, additional sales proceeds of $0.1 million were paid to the entity. During the year ended December 31, 1999, lease revenues of $1.2 million were offset by the loss of $0.3 million from the sale of this entity and depreciation expense, direct expenses, and administrative expenses of $0.6 million.

Marine containers: As of December 31, 2000, the Partnership's interest in an entity that owned marine containers had been transferred to the Partnership's owned equipment. As of December 31, 1999, the Partnership owned an interest in an entity that owned marine containers. During the year ended December 31, 2000, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the year ended December 31, 1999, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. Marine containers contribution increased $39,000 during the year ended December 31, 2000 when compared to the same period of 1999 due primarily to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessels: During the year ended December 31, 2000, lease revenues of $3.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.1 million. During the same period of 1999, lease revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.7 million.

An increase in marine vessel lease revenues of $1.9 million and depreciation expense, direct expenses, and administrative expenses of $1.7 million during the year ended December 31, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting for one marine vessel. The lease revenues and depreciation expense, direct expenses, and administrative expenses for the majority-owned marine vessel were reported under the consolidation method of accounting under Owned Equipment Operations during the first nine months of the year ended December 31, 1999.

Marine vessel lease revenues decreased $0.1 million during the year ended December 31, 2000 due to one marine vessel earning lower lease revenues due to a four-week repositioning voyage during which the marine vessel did not earn any lease revenues. In addition, as a result of the repositioning, direct expenses also decreased an $0.2 million due to lower operating costs during the year ended December 31, 2000 when compared to the same period of 1999. The decrease in lease revenues caused by the repositioning, was off set by the other marine vessel earning $0.1 million in additional lease revenues due to earning a higher lease rate during all of 2000 when compared to the same period of 1999.

Aircraft: As of December 31, 2000 and 1999, the Partnership owned an interest in two commercial aircraft on a direct finance lease and a Boeing 737-300 commercial aircraft. During the year ended December 31, 2000, revenues of $1.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.0 million. During the same period of 1999, revenues of $0.7 million were offset by direct expenses and administrative expenses of $1.0 million.

An increase in aircraft lease revenues of $0.9 million and depreciation expense, direct expenses, and administrative expenses of $2.2 million during the year ended December 31, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting for a Boeing 737-300 commercial aircraft. The depreciation expense, direct expenses, and administrative expenses for the majority owned Boeing 737-300 commercial aircraft were reported under the consolidation method of accounting under Owned Equipment Operations during the first nine months of the year ended December 31, 1999.

The increase in expenses caused by the investment in a trust owning a Boeing 737-300 was partially offset by a $0.1 million collection of an accounts receivable that had previously been written-off as a bad debt. A similar event did not occur during the same period of 1999.

(f)  Net Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 2000 was $0.4 million, compared to a net income of $6.0 million during the same period of 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Partnership distributed $13.1 million to the limited partners, or $1.60 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 1999 and 1998

(a)  Owned Equipment Operations

In September 1999, the General Partner amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, was reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the nine months ended September 30, 1999 and were included with the owned equipment operations. For the three months ended
December 31, 1999, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 1999, when compared to the year ended 1998.

The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                           For the Years
                                                        Ended December 31,
                                                       1999             1998
                                                    ----------------------------
  Railcars                                          $  3,722         $  3,254
  Aircraft, aircraft engines, and components           3,649            7,907
  Marine vessels                                       3,527            4,640
  Marine containers                                    2,317              911
  Trailers                                             2,021            2,478

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

The September 30, 1999 Amendment which changed the accounting treatment of majority-held equipment from the consolidation method of accounting to the equity method of accounting affected the lease revenues and direct expenses of one marine vessel. Lease revenues for the Partnership's majority-held marine vessel decreased $2.0 million for the year ended December 31, 1999 when compared to the same period of 1998. The decline in lease revenues of $1.3 million was caused by a decline in lease rates and the decline of $0.7 million was caused by the Amendment. Direct expenses for the Partnership's majority-held marine vessel also decreased $0.6 million due to the Amendment.

Marine containers: Marine container lease revenues and direct expenses were $2.3 million and $-0-, respectively, for the year ended December 31, 1999, compared to $0.9 million and $13,000, respectively, during the same period of 1998. The increase in marine container lease revenues of $1.4 million was primarily due to the purchase of a portfolio of marine containers during 1999 and the fourth quarter of 1998, and an increase in marine container utilization. The marine containers purchased during 1998 were on-lease the entire year of 1999 compared to only one month of 1998.

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

     (ii)Loss on revaluation of marine vessels and marine containers decreased $0.7 million during the year ended December 31, 1999 when compared to the same period of 1998. During 1999, a loss on revaluation of $3.6 million was recorded for marine vessels compared to $4.1 million during the same period of 1998. A loss on revaluation of $-0- during 1999 and $0.2 million during 1998 was recorded for marine containers.

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

(f)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method is shown in the following table by equipment type (in thousands of dollars):

                                                           For the Years
                                                        Ended December 31,
                                                      1999             1998
                                                   ----------------------------
  Mobile offshore drilling unit                    $     271       $     243
  Marine containers                                        5             (20)
  Aircraft                                              (250)          7,841
  Marine vessels                                      (1,029)         (1,599)
                                                   ------------    ------------
      Equity in net income (loss) of USPEs         $  (1,003)      $   6,465
                                                   ============    ============

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

The increase in lease revenues of $0.1 million was primarily due to the September 30, 1999 Amendment which changed the accounting treatment of majority-held equipment from the consolidation method of accounting to the equity method of accounting affected the lease revenues and direct expenses of one marine vessel. The Amendment that caused lease revenues to increase $0.4 million for a marine vessel was offset in part, by a decrease of $0.2 million earned on the two other marine vessels due to lower lease rates.

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

(E)  Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in U.S. dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by U.S. banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the audited financial statements, for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's owned equipment on lease to U.S.- domiciled lessees consists of aircraft, trailers and railcars. During 2000, U.S. lease revenues accounted for 31% of the total lease revenues of wholly and partially owned equipment while this region reported net income of $3.5 million including a gain of $1.8 million from the sale of 49% of the Partnership's trailers.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars. During 2000, Canadian lease revenues accounted for 9% of the total lease revenues of wholly and partially owned equipment, while this region reported net income of $0.9 million.

The Partnership's owned equipment that was on lease to lessees domiciled in Europe consists of a portfolio of aircraft rotables. Lease revenues in this region accounted for 2% of the total lease revenues of wholly and partially owned equipment, while this region reported net income of $0.1 million.

The Partnership's investment in equipment owned by a USPE on lease to a lessee domiciled in Iceland consists of an aircraft. During 2000, Icelandic lease revenues accounted for 4% of the total lease revenues of wholly and partially owned equipment while this region reported net loss of $2.1 million. The primary reasons for this loss were due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, repairs and maintenance to the aircraft during 2000, and the aircraft being off-lease for the first six months of 2000.

The Partnership's owned equipment that was on lease to lessees domiciled in India consists of aircraft. No lease revenues were reported in this region while this region reported net loss of $0.5 million. The primary reason for the loss was due to the $0.4 million loss recorded on the revaluation of this aircraft to it's estimated carrying value.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2000, lease revenues from these operations accounted for 55% of the total lease revenues of wholly and partially owned equipment, while reporting net income from these operations of $0.7 million.

(F)  Inflation

Inflation had no significant impact on the Partnership's operations during 2000, 1999, or 1998.

(G)  Forward-Looking Information

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

(H)  Outlook for the Future

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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent upon many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay principal and interest on debt, and pay cash distributions to the partners.

Other factors affecting the Partnership's contribution during the year 2001 and beyond include:

(i) Railcar loadings in North America have continued to be high, however a softening in the market has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

(ii) The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates. Recently, the cost of marine containers have started to increase which, if this trend continues, should translate into rising per diem lease rates.

(iii) Marine vessel bulk-carrier freight rates are dependent upon the overall condition of the international economy. Three of the Partnership's marine vessels have leases that will expire during 2001. Freight rates earned by the Partnership's other marine vessel began to increase during the later half of 2000 and, in the absence of new additional orders, would be expected to continue to show improvement and stabilize over the next one to two years.

Several other factors may affect the Partnership's operating performance in the year 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Repricing Risk

Certain portions of the Partnership's aircraft, railcar, marine container, marine vessel, and trailer portfolios will be remarketed in 2001 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance.

(2)  Impact of Government Regulations on Future Operations

The General Partner operates the Partnership's equipment in accordance with current applicable regulations (see Item 1, Section E, Government Regulations). However, the continuing implementation of new or modified regulations by some of the authorities mentioned previously, or others, may adversely affect the Partnership's ability to continue to own or operate equipment in its portfolio. Additionally, regulatory systems vary from country to country, which may increase the burden to the Partnership of meeting regulatory compliance for the same equipment operated between countries. Ongoing changes in the regulatory environment, both in the U.S. and internationally, cannot be predicted with any accuracy and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment. Under U.S. Federal Aviation Regulations, after December 31, 1999, no person may operate an aircraft to or from any airport in the contiguous U.S. unless that aircraft has been shown to comply with Stage III noise levels. The Partnership has a Stage II aircraft that does not meet Stage III requirements. This Stage II aircraft is scheduled to be sold. Furthermore, the Federal Railroad Administration has mandated that effective July 1, 2000, all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify a tank railcar for service. The average cost of this inspection is $1,800 for non-jacketed tank railcars and $3,600 for jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 315 non-jacketed tank railcars and 231 jacketed tank railcars of which a total of 29 tank railcars have been inspected with no reportable defects.

(I)  Distribution Levels

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 2000, 69% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (U.S.) currency. If these lessees currency devalues against the U.S. dollar, the lessees could potentially encounter difficulty in making the U.S. dollar denominated lease payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.










                      (This space intentionally left blank)

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the filing date of this report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                Age   Position
------------------- ----- ------------------------------------------------------

Stephen M. Bess     55    President, PLM Financial Services, Inc.,
                          PLM Investment Management, Inc. and
                          PLM Transportation Equipment Corporation,
                          Director of PLM Financial Services, Inc.

Richard K Brock     38    Vice President and Chief Financial Officer,
                          PLM Financial Services, Inc.,
                          PLM Investment Management, Inc. and
                          PLM Transportation Equipment Corporation,
                          Director of PLM Financial Services, Inc.

Susan C. Santo      38    Vice President, Secretary, and General Counsel,
                          PLM Financial Services, Inc.,
                          Director of PLM Financial Services, Inc.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess has served as President of PLM Investment Management, Inc., an indirect wholly owned subsidiary of PLM International, since August 1989, and as an executive officer of certain other of PLM International's subsidiaries or affiliates since 1982.

Richard K Brock was appointed a Director of PLM Financial Services, Inc. in October 1, 2000. Mr. Brock was appointed as Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

Susan C. Santo was appointed a Director of PLM Financial Services, Inc., a subsidiary of PLM International, in October 1, 2000. Ms. Santo was appointed as Vice President, Secretary, and General Counsel of PLM International and PLM Financial Services, Inc. in November 1997. She has worked as an attorney for PLM International and PLM Financial Services, Inc. since 1990 and served as its Senior Attorney from 1994 until her appointment as General Counsel.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11.   EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2000.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


(A)      Security Ownership of Certain Beneficial Owners

           The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), cash available for distributions, and net disposition proceeds of the Partnership. As of December 31, 2000, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B) Security Ownership of Management

           Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 2000.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     (A) Transactions with Management and Others

           During 2000, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $1.0 million and administrative and data processing services performed on behalf of the Partnership, $0.7 million.

           During 2000, the Partnership's proportional share of ownership in USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.3 million; administrative and data processing services, $46,000.










                      (This space intentionally left blank)

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.Financial Statements

           The  financial   statements  listed  in  the  accompanying  Index  to
           Financial Statements are filed as part of this Annual Report on Form 10-K.

         2.Financial Statements required under Regulation S-X Rule 3-09

           The following financial statements are filed as Exhibits of this Annual Report on Form 10-K:

               a. Canadian Air Trust #3
               b. Spear Partnership
               c. Boeing 737-200 Trust S/N 24700

     (B) Financial Statement Schedules

              Schedule II Valuation Accounts

              All other financial statement schedules have been omitted, as the required information is not pertinent to the registrant or is not material, or because the information required is included in the financial statements and notes thereto.

     (C) Reports on Form 8-K

           None.

     (D) Exhibits

      4. Limited Partnership Agreement of Partnership, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-40093) which became effective with the Securities and Exchange Commission on December 23, 1991.

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

     24.   Powers of Attorney.

     Financial Statements required under Regulation S-X Rule 3-09:

     99.1  Canadian Air Trust #3.

     99.2  Spear Partnership

     99.3  Boeing 737-200 Trust S/N 24700

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated: March 22, 2001                      PLM EQUIPMENT GROWTH FUND VI
                                           PARTNERSHIP

                                           By:      PLM Financial Services, Inc.
                                                    General Partner


                                           By:      /s/Stephen M. Bess
                                           -----------------------------------
                                                    Stephen M. Bess
                                                    President and Director


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


NAME                                 CAPACITY                  DATE
----                                 --------                  ----

*_______________________
Stephen M. Bess                      Director, FSI             March 22, 2001



*_______________________
Richard K Brock                      Director, FSI             March 22, 2001



*_______________________
Susan C. Santo                       Director, FSI             March 22, 2001


*Susan C. Santo, by signing her name hereto, does sign this document on behalf of the persons indicated above pursuant to powers of attorney duly executed by such persons and filed with the Securities and Exchange Commission.


/s/ Susan C. Santo
--------------------------------
Susan C. Santo
Attorney-in-Fact

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                           PAGE
                                                                           ----

Independent auditors' report                                                31

Balance sheets as of December 31, 2000 and 1999                             32

Statements of income for the years ended
     December 31, 2000, 1999, and 1998                                      33

Statements of changes in partners' capital for the
     years ended December 31, 2000, 1999, and 1998                          34

Statements of cash flows for the years ended
     December 31, 2000, 1999, and 1998                                      35

Notes to financial statements                                             36-49

Independent auditors' report on financial statement schedule                50

Schedule II Valuation Accounts                                              51

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

We have conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund VI as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.






SAN FRANCISCO, CALIFORNIA
March 12, 2001

                                         PLM EQUIPMENT GROWTH FUND VI
                                           (A Limited Partnership)
                                                BALANCE SHEETS
                                                 December 31,
                                (in thousands of dollars, except unit amounts)

                                                                                       2000                 1999
                                                                                  -----------------------------------
 ASSETS

  Equipment held for operating leases                                             $     67,292         $     85,318
  Less accumulated depreciation                                                        (36,829)             (39,250)
                                                                                  -----------------------------------
                                                                                        30,463               46,068
  Equipment held for sale                                                                1,042                   --
                                                                                  -----------------------------------
    Net equipment                                                                       31,505               46,068

  Cash and cash equivalents                                                              9,226                2,669
  Accounts receivable, less allowance for doubtful accounts of
      $402 in 2000 and $2,416 in 1999                                                    1,979                1,397
  Investments in unconsolidated special-purpose entities                                21,106               27,736
  Lease negotiation fees to affiliate, less accumulated
      amortization of $178 in 2000 and $175 in 1999                                         56                  156
  Debt issuance costs, less accumulated amortization
      of $106 in 2000 and $91 in 1999                                                       46                   61
  Debt placement fees to affiliate, less accumulated
      amortization of $104 in 2000 and $89 in 1999                                          44                   59
  Prepaid expenses and other assets                                                        101                   58
                                                                                  -----------------------------------

        Total assets                                                              $     64,063         $     78,204
                                                                                  ===================================

  Liabilities and partners' capital

  Liabilities
  Accounts payable and accrued expenses                                           $      1,171         $      2,106
  Due to affiliates                                                                        821                  342
  Lessee deposits and reserve for repairs                                                  449                  735
  Note payable                                                                          30,000               30,000
                                                                                  -----------------------------------
    Total liabilities                                                                   32,441               33,183
                                                                                  -----------------------------------

  Partners' capital
  Limited partners (limited partnership units of 8,189,465 and
        8,191,718 as of December 31, 2000 and 1999, respectively)                       31,622               45,021
  General Partner                                                                           --                   --
                                                                                  -----------------------------------
    Total partners' capital                                                             31,622               45,021
                                                                                  -----------------------------------

        Total liabilities and partners' capital                                   $     64,063         $     78,204
                                                                                  ===================================










                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                              STATEMENTS OF INCOME
                        For the Years Ended December 31,
        (In thousands of dollars, except weighted-average unit amounts)

                                                                     2000             1999             1998
                                                                ------------------------------------------------

REVENUES

  Lease revenue                                                 $     17,526      $    23,988      $   28,122
  Interest and other income                                              253              270             765
  Net gain on disposition of equipment                                 2,147           25,951           6,253
                                                                ------------------------------------------------
    Total revenues                                                    19,926           50,209          35,140
                                                                ------------------------------------------------

  EXPENSES

  Depreciation and amortization                                        8,927           17,001          21,085
  Repairs and maintenance                                              1,956            4,183           5,114
  Equipment operating expenses                                         2,034            3,974           3,507
  Insurance expense to affiliate                                          --               --            (231)
  Other insurance expenses                                               195              642             605
  Management fees to affiliate                                           963            1,261           1,538
  Interest expense                                                     2,029            2,108           2,061
  General and administrative expenses
      to affiliates                                                      659              850           1,007
  Other general and administrative expenses                            1,193            1,084           1,046
  Loss on revaluation of equipment                                       374            3,567           4,276
  (Recovery of) provision for bad debts                                 (720)             591             (75)
                                                                ------------------------------------------------
      Total expenses                                                  17,610           35,261          39,933
                                                                ------------------------------------------------

  Minority interests                                                      --           (7,949)           (227)

  Equity in net income (loss) of unconsolidated
      special-purpose entities                                        (1,904)          (1,003)          6,465
                                                                ------------------------------------------------
        Net income                                              $        412      $     5,996      $    1,445
                                                                ================================================

  Partners' share of net income (loss)

  Limited partners                                              $       (278)     $     5,305      $      666
  General Partner                                                        690              691             779
                                                                ------------------------------------------------

  Total                                                         $        412      $     5,996      $    1,445
                                                                ================================================

  Limited partner's net income (loss) per
      weighted-average limited partnership unit                 $      (0.03)     $      0.65      $     0.08
                                                                ================================================

  Cash distribution                                             $     13,794      $    13,806      $   15,226
                                                                ================================================

  Cash distribution per weighted-average
      limited partnership unit                                  $       1.60      $      1.60      $     1.76
                                                                ================================================




                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 2000, 1999, and 1998
                            (in thousands of dollars)


                                                          Limited             General
                                                          Partners            Partner            Total
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1997          $     67,152        $        --        $    67,152

  Net income                                                    666                779              1,445

  Purchase of limited partnership units                        (417)                --               (417)

  Cash distribution                                         (14,447)              (779)           (15,226)
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1998                52,954                 --             52,954

  Net income                                                  5,305                691              5,996

  Purchase of limited partnership units                        (123)                --               (123)

  Cash distribution                                         (13,115)              (691)           (13,806)
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 1999                45,021                 --             45,021

  Net income (loss)                                            (278)               690                412

  Purchase of limited partnership units                         (17)                --                (17)

  Cash distribution                                         (13,104)              (690)           (13,794)
                                                       -----------------------------------------------------

    Partners' capital as of December 31, 2000          $     31,622        $        --        $    31,622
                                                       =====================================================




















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,
                            (in thousands of dollars)


                                                                                   2000          1999           1998
                                                                                -----------------------------------------
OPERATING ACTIVITIES
 Net income                                                                     $     412     $   5,996     $    1,445
 Adjustments to reconcile net income
     to net cash provided by (used in) operating activities:
   Depreciation and amortization                                                    8,927        17,001         21,085
   Loss on revaluation of equipment                                                   373         3,567          4,276
   Net gain on disposition of equipment                                            (2,147)      (25,951)        (6,253)
   Equity in net (income) loss from unconsolidated special-purpose
     entities                                                                       1,904         1,003         (6,465)
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                        (578)        3,237         (1,316)
     Prepaid expenses and other assets                                                (43)          (79)            91
     Accounts payable and accrued expenses                                            (49)           85            283
     Due to affiliates                                                                479           (70)          (430)
     Lessee deposits and reserve for repairs                                           59        (1,232)           863
     Minority interests                                                                --         1,268         (2,099)
                                                                                -----------------------------------------
       Net cash provided by operating activities                                    9,337         4,825         11,480
                                                                                -----------------------------------------

 Investing activities
 Payments for purchase of equipment and capitalized repairs                          (955)      (42,883)       (31,739)
 Investments in and equipment purchased and placed in
    unconsolidated special-purpose entities                                            --          (147)        (3,778)
 Distribution from unconsolidated special-purpose entities                          2,760         2,318          3,425
 Distribution from liquidation of unconsolidated special-purpose
     entities                                                                          88         3,504         16,679
 Payments of acquisition fees to affiliate                                             --          (825)        (1,486)
 Payments for equipment acquisition deposits                                           --            --           (668)
 Principal payments received on direct finance lease                                   --            60            102
 Payments of lease negotiation fees to affiliate                                       --           (67)          (330)
 Proceeds from disposition of equipment                                             9,138        45,839         10,936
                                                                                -----------------------------------------
       Net cash provided by (used in) investing activities                         11,031         7,799         (6,859)
                                                                                -----------------------------------------

 Financing activities
 Proceeds from short-term note payable                                                600         4,712             --
 Payments of short-term note payable                                                 (600)       (4,712)            --
 Proceeds from short-term loan from affiliate                                          --           400             --
 Payment of short-term loan to affiliate                                               --          (400)            --
 Cash distribution paid to limited partners                                       (13,104)      (13,115)       (14,447)
 Cash distribution paid to General Partner                                           (690)         (691)          (779)
 Purchase of limited partnership units                                                (17)         (123)          (417)
                                                                                -----------------------------------------
       Net cash used in financing activities                                      (13,811)      (13,929)       (15,643)
                                                                                -----------------------------------------

 Net increase (decrease) in cash and cash equivalents                               6,557        (1,305)       (11,022)
 Cash and cash equivalents at beginning of year                                     2,669         3,974         14,996
                                                                                -----------------------------------------
 Cash and cash equivalents at end of year                                       $   9,226     $   2,669     $    3,974
                                                                                =========================================

 Supplemental information
 Interest paid                                                                  $   2,029     $   2,108     $    2,018
                                                                                =========================================
 Noncash transfer of equipment at net book value from
   unconsolidated special-purpose entities                                      $   1,878     $      --     $       --
                                                                                =========================================


                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.   Basis of Presentation

ORGANIZATION

PLM Equipment Growth Fund VI, a California limited partnership (the Partnership), was formed on April 17, 1991 to engage in the business of owning, leasing or otherwise investing in primarily used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International).

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

The General Partner has determined that it will not adopt a reinvestment plan for the Partnership. Beginning November 24, 1995, if the number of units made available for purchase by limited partners in any calendar year exceeds the number that can be purchased with reinvestment plan proceeds, then the Partnership may redeem up to 2% of the outstanding units each year, subject to certain terms and conditions. The purchase price to be offered by the Partnership for these units will be equal to 110% of the unrecovered principal attributable to the units. The unrecovered principal for any unit will be equal to the excess of (i) the capital contribution attributable to the unit over (ii) the distributions from any source paid with respect to the units. For the years ended December 31, 2000, 1999, and 1998, the Partnership had repurchased 2,253, 14,621, and 40,925 limited partnership units for $17,000, $0.1 million, and $0.4 million, respectively.

The General Partner has decided that it will not purchase any units under the redemption plan in 2001. The General Partner may purchase additional units on behalf of the Partnership in the future.

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

OPERATIONS

The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of transportation equipment under agreements with investor programs, and is a general partner of other programs.

ACCOUNTING FOR LEASES

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.   BASIS OF PRESENTATION (CONTINUED)

ACCOUNTING FOR LEASES (CONTINUED)

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

TRANSPORTATION EQUIPMENT

In accordance with the Financial Accounting Standards Board's Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121), the General Partner reviews the carrying value of the Partnership's equipment at least quarterly, and whenever circumstances indicate that the carrying value of an asset may not be recoverable in relation to expected future market conditions, for the purpose of assessing recoverability of the recorded amounts. If projected undiscounted future cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. Reductions of $0.4 million and $3.6 million to the carrying value of owned equipment were required during 2000 and 1999, respectively. Reductions of $4.3 million and $1.0 million to the carrying value of owned equipment and partially owned equipment, respectively, were required during 1998.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS 121. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Partnership has interests in unconsolidated special-purpose entities (USPEs) that own transportation equipment. As of December 31, 2000 and 1999, the Partnership owned a majority interest in two such entities. Prior to September 30, 1999, the Partnership controlled the management of these entities and thus they were consolidated into the Partnership's financial statements. On September 30, 1999, the corporate-by-laws of these entities were changed to require a unanimous vote by all owners on major business decisions. Thus, from September 30, 1999 forward, the Partnership no longer controlled the management of these entities, and the accounting method for the entities was changed from the consolidation method to the equity method.

The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC) and PLM Worldwide Management Services (WMS). TEC is a wholly owned subsidiary of FSI and WMS is a wholly owned subsidiary of PLM International. The Partnership's interest in USPEs are managed by IMI. The Partnership's equity interest

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.   BASIS OF PRESENTATION (CONTINUED)

INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (CONTINUED)

in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC or WMS.

REPAIRS AND MAINTENANCE

Repair and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are accrued as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional sales proceeds. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Partnership has the obligation to fund and accrue the difference. If the aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional sales proceeds. The aircraft reserve accounts and marine vessel dry-docking reserve accounts are included in the balance sheet as lessee deposits and reserve for repairs.

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

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $13.1 million, $7.8 million, and $13.8 million in 2000, 1999, and 1998, respectively, were deemed to be a return of capital.

Cash distributions related to the fourth quarter of 2000 of $1.4 million, and 1999 and 1998 of $2.0 million, were paid during the first quarter of 2001, 2000, and 1999, respectively.

NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the year. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 2000, 1999, and 1998 was 8,189,891, 8,196,209, and 8,216,475,
respectively.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

1.   BASIS OF PRESENTATION (CONTINUED)

CASH AND CASH EQUIVALENTS

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

COMPREHENSIVE INCOME

The Partnership's net income is equal to comprehensive income for the years ended December 31, 2000, 1999, and 1998.

RECLASSIFICATION

Certain amounts in the 2000 financial statements have been reclassified to conform to the 1999 and 1998 presentation.

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

An officer of PLM Securities Corp., a wholly owned subsidiary of the General Partner, contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, and (c) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. Partnership management fees payable were $0.1 million and $0.2 million as of December 31, 2000 and 1999, respectively. The Partnership's proportional share of USPE management fees of $0.1 million was payable as of December 31, 2000 and 1999. The Partnership's proportional share of USPE management fee expense was $0.3 million during 2000 and $0.2 million during 1999 and 1998. The Partnership reimbursed FSI $0.7 million, $0.9 million, and $1.0 million in 2000, 1999, and 1998, respectively, for data processing and administrative expenses directly attributable to the Partnership. The Partnership's proportional share of USPE data processing and administrative expenses reimbursed to FSI was $46,000, $43,000, and $0.1 million during 2000, 1999, and 1998, respectively

Transportation Equipment Indemnity Company Ltd. (TEI), an affiliate of the General Partner, which provided marine insurance coverage and other insurance brokerage services to the Partnership during 1998, was liquidated during the first quarter of 2000. The Partnership's proportional share of USPE marine insurance coverage paid to TEI was $7,000 during 1998. No premiums for owned equipment or partially owned equipment were paid to TEI during 2000, 1999, or 1998. A substantial portion of any amount paid to TEI was then paid to third-party reinsurance underwriters or placed in risk pools managed by TEI on behalf of affiliated programs and PLM International, which provide threshold coverages on marine vessel loss of hire and hull and machinery damage. All pooling arrangement funds are either paid out to cover applicable losses or refunded pro rata by TEI. Also, during 1998, the Partnership and the USPEs received a $0.2 million loss-of-hire insurance refund from TEI due to lower claims from the insured Partnership and other insured affiliated programs.

Debt placement fees were paid to the General Partner in an amount equal to 1% of the Partnership's long-term borrowings, less any costs paid to unaffiliated parties related to obtaining the borrowing.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

2.   GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES (CONTINUED)

The Partnership and USPEs paid or accrued equipment acquisition and lease negotiation fees of $0.4 million and $1.9 million during 1999 and 1998, respectively, to FSI, TEC, and WMS. No equipment acquisition or lease negotiation fees were accrued during 2000

The Partnership owned certain equipment in conjunction with affiliated programs during 2000, 1999, and 1998 (see Note 4).

The Partnership had borrowings from the General Partner from time to time and was charged market interest rates effective at the time of the borrowing. During 1999 the Partnership borrowed $0.4 million from the General Partner for five days and paid a total of $421 in interest to the General Partner. There were no similar borrowings during 2000 or 1998.

The balance due to affiliates as of December 31, 2000 includes $0.1 million due to FSI and its affiliates for management fees and $0.7 million due to affiliated USPEs. The balance due to affiliates as of December 31, 1999 includes $0.2 million due to FSI and its affiliates for management fees and $0.2 million due to a USPE.

3.   EQUIPMENT

The components of owned equipment as of December 31, are as follows (in thousands of dollars):

          Equipment Held for Operating Leases                2000                1999
  -----------------------------------------------------  --------------------------------
  Marine containers                                      $    25,566         $    24,691
  Aircraft, aircraft engines and components                   16,224              21,630
  Rail equipment                                              17,244              17,284
  Trailers                                                     5,258              11,713
  Marine vessels                                               3,000              10,000
                                                         ---------------------------------
                                                              67,292              85,318
  Less accumulated depreciation                              (36,829)            (39,250)
                                                         --------------------------------
                                                              30,463              46,068
  Equipment held for sale                                      1,042                  --
                                                         ---------------------------------
      Net equipment                                      $    31,505         $    46,068
                                                         =================================

Revenues are earned under operating leases. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues earned by the Partnership consist of a specified percentage of the total revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment. The Partnership's marine vessels are operating either on a voyage charter or a time charter which are usually leased for less than one year. Lease revenues for trailers operating with short-line railroad systems are based on a per-diem lease in the free running railroad interchange. Lease revenues for trailers that operated in rental yards owned by PLM Rental, Inc., were based on a fixed rate for a specific period of time, usually short in duration. Rents for all other equipment are based on fixed rates.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS 121. During 2000, the General Partner reduced the carrying value of the off-lease Boeing 737-200 commercial aircraft by $0.4 million to the equipment's estimated realizable value. During 1999, reductions to the carrying value of marine vessels of $3.6 million were required.

As of December 31, 2000, all owned equipment in the Partnership's portfolio was on lease except for a Boeing 737-200 Stage II commercial aircraft and 48 railcars with a net book value of $1.5 million. As of

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

3.       EQUIPMENT (CONTINUED)

December 31, 1999, all owned equipment in the Partnership's portfolio was on lease or operating in PLM-affiliated short-term trailer rental facilities, except for a Boeing 737-200 Stage II commercial aircraft and 20 railcars with a net book value of $2.0 million.

During 2000 the Partnership paid $0.9 million for marine containers that were purchased in 1999 that was included as an accrued expense on the December 31, 1999 balance sheet. The General Partner also transferred marine containers with an original equipment cost of $2.6 million from the Partnership's USPE portfolio to owned equipment.

During 1999, the Partnership purchased a marine vessel for $7.0 million, including acquisition fees of $0.3 million paid to FSI for the purchase of this equipment. Additionally, the Partnership purchased a portfolio of marine containers for $15.1 million of which no fees were paid to FSI. The Partnership has reached certain fee limitations, per the partnership agreement, that can be paid to FSI.

As of December 31, 2000, a Boeing 737-200 commercial aircraft was held for sale at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

During 2000, the Partnership disposed of marine vessels, marine containers, trailers, and railcars, with an aggregate net book value of $7.3 million, for $9.1 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel drydocking of $0.3 million. During 1999, the Partnership disposed of a marine vessel, marine containers, trailers, and railcars, with an aggregate net book value of $7.9 million, for $9.3 million. The Partnership also sold its majority interest in a Boeing 767-200ER Stage III commercial aircraft with a net book value of $15.6 million for proceeds of $40.1 million which includes $3.6 million of unused engine reserves.

All wholly and partially owned equipment on lease is accounted for as operating leases, except for two partially owned commercial aircraft on a finance lease. Future minimum rentals under noncancelable operating leases as of December 31, 2000, for wholly and partially owned equipment during each of the next five years are approximately $8.4 million in 2001, $3.0 million in 2002, $1.0 million in 2003, $0.6 million in 2004, $0.5 million in 2005, and $0.3 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to $5.7 million in 2000, $4.4 million in 1999, and $4.0 million in 1998.

4.       INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Partnership owns equipment jointly with affiliated programs.

In September 1999, the General Partner amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owned an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the amendment. As a result of the amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, were reclassified to investments in USPEs. Accordingly, as of December 31, 2000 and 1999, the balance sheet reflects all investments in USPEs on an equity basis.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

4.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES (CONTINUED)

The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities as of December 31 (in thousands of dollars):

                                                                                     2000             1999
                                                                                 ------------------------------

     62% interest in a trust owning a commercial stage III aircraft              $  10,316        $   12,574
     53% interest in an entity owning a product tanker                               5,467             6,482
     40% interest in a trust owning two commercial stage III aircraft
               on a direct finance lease                                             3,592             4,055
     20% interest in an entity owning a handymax dry bulk carrier                      877             1,065
     50% interest in an entity owning a container feeder vessel                        854             1,178
     25% interest in an entity owning marine containers                                 --             2,211
     Other                                                                              --               171
                                                                                -----------       -----------
         Net investments                                                         $  21,106        $   27,736
                                                                                ===========       ===========

As of December 31, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease. As of December 31, 1999, all jointly-owned equipment in the Partnership's USPE portfolio was on lease except for a Boeing 737-300 commercial aircraft with a net investment value of $12.6 million.

During 2000, the General Partner transferred the Partnership's interest in an entity that owned marine containers to owned equipment.

During 1999, the Partnership purchased an interest in a trust owning a Boeing 737-300 Stage III commercial aircraft for $14.0 million including acquisition fees of $0.1 million that were paid to FSI for the purchase of this investment and increased its investment in a trust owning marine containers by $0.1 million on which no fees were paid to FSI. The remaining interest in these trusts was purchased by an affiliated program.

The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the year ended December 31 (in thousands of dollars):

                                         2000                          1999                         1998
                                               Net                            Net                         Net
                                   Total       Interest of        Total       Interest of      Total      Interest of
                                   USPEs       Partnership        USPEs       Partnership      USPEs      Partnership

                                ---------------------------   ---------------------------   -------------------------
            Net investments        $ 42,176      $  21,106      $  59,692      $  27,736       $ 34,801    $  14,200
            Lease revenues           10,950          4,628         10,395          3,224         12,215        3,782
            Net income (loss)        (2,460)        (1,904)          (867)        (1,003)        22,183        6,465

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

5.   Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine    Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 2000  Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ------------------------------------   --------- ---------  --------  ---------  --------- ---------  ----------
     REVENUES
       Lease revenue                       $  2,778  $  4,706   $  3,625  $  2,130   $  4,287  $     --   $  17,526
       Interest income and other                 --        --         --        --         --       253         253
       Gain (loss) on disposition of             --       (45)       382     1,785         25        --       2,147
       equipment
                                           -------------------------------------------------------------------------
         Total revenues                       2,778     4,661      4,007     3,915      4,312       253      19,926

     COSTS AND EXPENSES
       Operations support                        56        20      2,349       715      1,006        39       4,185
       Depreciation and amortization          2,347     3,348      1,348       563      1,280        41       8,927
       Interest expense                          --        --         --        --         --     2,029       2,029
       Management fees to affiliate             157       235        181       121        269        --         963
       General and administrative expenses      337        13         65       461        116       860       1,852
       Loss on revaluation of equipment         374        --         --        --         --        --         374
       Recovery of bad debts                   (655)       --         --        (6)       (59)       --        (720)
                                           -------------------------------------------------------------------------
         Total costs and expenses             2,616     3,616      3,943     1,854      2,612     2,969      17,610
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs    (1,485)       44       (548)       --         --        85      (1,904)
                                           -------------------------------------------------------------------------
                                           -------------------------------------------------------------------------
     Net income (loss)                     $ (1,323) $  1,089   $   (484) $  2,061   $  1,700  $ (2,631)  $     412
                                           =========================================================================


     Total assets as of December 31, 2000  $ 18,502  $ 18,015   $  9,078  $  1,725   $  7,782  $  8,961   $  64,063
                                           =========================================================================

(1) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses. Also includes sale proceeds from an investment in an entity that owned a mobile offshore drilling unit.


                                                      Marine    Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1999  Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ------------------------------------  --------- ---------  --------  ---------  --------- ---------  ----------
     REVENUES
       Lease revenue                       $  4,481  $  2,317   $  9,849  $  2,790   $  4,551  $     --   $  23,988
       Interest income and other                 33        --         12        (2)        47       180         270
       Gain (loss) on disposition of         24,414        93      1,670      (195)       (31)       --      25,951
       equipment
                                           -------------------------------------------------------------------------
         Total revenues                      28,928     2,410     11,531     2,593      4,567       180      50,209

     COSTS AND EXPENSES
       Operations support                       832        --      6,322       769        829        47       8,799
       Depreciation and amortization          6,970     2,217      5,559       755      1,470        30      17,001
       Interest expense                          15        --         --        --         --     2,093       2,108
       Management fees                          196       116        481       160        308        --       1,261
       General and administrative expenses      388        11        149       546         73       767       1,934
       Loss on revaluation of equipment          --        --      3,567        --         --        --       3,567
       Provision for bad debts                  485        --         --        22         84        --         591
                                           -------------------------------------------------------------------------
         Total costs and expenses             8,886     2,344     16,078     2,252      2,764     2,937      35,261
                                           -------------------------------------------------------------------------
     Minority interests                      (8,225)       --        276        --         --        --      (7,949)
     Equity in net income (loss) of USPEs      (250)        5     (1,029)       --         --       271      (1,003)
                                           -------------------------------------------------------------------------
                                           -------------------------------------------------------------------------
     Net income (loss)                     $ 11,567  $     71   $ (5,300) $    341   $  1,803  $ (2,486)  $   5,996
                                           =========================================================================

     Total assets as of December 31, 1999  $ 22,940  $ 21,811   $ 17,353  $  4,208   $  8,870  $  3,022   $  78,204
                                           =========================================================================

(1) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses. Also includes sale proceeds from an investment in an entity that owned a mobile offshore drilling unit.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

5.   Operating Segments (continued)


                                                      Marine    Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1998  Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ------------------------------------  --------- ---------  --------  ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  9,098  $    923   $ 10,695  $  3,295   $  4,111  $     --   $ 28,122
       Interest income and other                 20        89         65        10         20       561        765
       Gain (loss) on disposition of          5,594       582         19        51         12        (5)     6,253
       equipment
                                           ------------------------------------------------------------------------
         Total revenues                      14,712     1,594     10,779     3,356      4,143       556     35,140

     COSTS AND EXPENSES
       Operations support                     1,191        12      6,055       817        857        63      8,995
       Depreciation and amortization         11,938       712      6,090     1,040      1,273        32     21,085
       Interest expense                          43        --         --        --         --     2,018      2,061
       Management fee to affiliate              453        46        535       216        288        --      1,538
       General and administrative expenses      420        30        209       604         67       723      2,053
       Loss on revaluation of equipment          --       183      4,093        --         --        --      4,276
       Provision for (recovery of) bad          (83)       --         --        22        (14)       --        (75)
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses            13,962       983     16,982     2,699      2,471     2,836     39,933
                                           ------------------------------------------------------------------------
     Minority interests                        (469)       --        242        --         --        --       (227)
     Equity in net income (loss) of USPEs     7,841       (20)    (1,599)       --         --       243      6,465
                                           ------------------------------------------------------------------------
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  8,122  $    591   $ (7,560) $    657   $  1,672  $ (2,037)  $  1,445
                                           ========================================================================

     Total assets as of December 31, 1998  $ 34,704  $  9,267   $ 32,957  $  4,824   $ 10,913  $ 11,605   $ 104,270
                                           ========================================================================

(1)Includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses. Also includes income from an investment in an entity that owned a mobile offshore drilling unit.

6.   GEOGRAPHIC INFORMATION

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in seven geographic regions: United States, South America, Canada, Mexico, Europe, Iceland, and India. Marine vessels and marine containers are leased or were leased to multiple lessees in different regions that operate worldwide.






                      (This space intentionally left blank)

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

6.   Geographic Information (continued)

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs grouped by domiciles of the lessees as of and for the years ended December 31, (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 2000         1999        1998           2000         1999        1998
       ----------------------------  -------------------------------------   -------------------------------------

       United States                  $   6,921   $    8,540  $    9,126      $      --   $       --  $       --
       South America                         --        1,643       5,130             --           --          --
       Canada                             1,896        1,201         988             --           --         986
       Europe                               378          378          --             --           --          --
       Iceland                               --           --          --            865           --          --
       India                                 --           60       1,260             --           --          --
       Rest of the world                  8,331       12,166      11,618          3,763        3,224       2,796
                                      -------------------------------------   -------------------------------------
                                      -------------------------------------   -------------------------------------
           Lease revenues             $  17,526   $   23,988  $   28,122       $  4,628   $    3,224  $    3,782
                                      =====================================   =====================================

The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 2000         1999        1998           2000         1999        1998
       ----------------------------  -------------------------------------   -------------------------------------

       United States                  $   3,481   $     (312) $   (3,494)     $      --   $     (627) $       --
       South America                         --       15,719         801             36         (185)         --
       Canada                               873          370         324              7           25       7,191
       Mexico                                --           --          --            614          537         651
       Europe                                57           23          --             --           --          --
       Iceland                               --           --          --         (2,142)          --          --
       India                               (487)      (1,839)      4,980             --           --          --
       Rest of the world                  1,109       (4,205)     (5,354)          (419)        (753)     (1,377)
                                      -------------------------------------   -------------------------------------
          Regional income (loss)          5,033        9,756      (2,743)        (1,904)      (1,003)      6,465
       Administrative and other          (2,717)      (2,757)     (2,277)           --           --          --
                                      -------------------------------------   -------------------------------------
          Net income (loss)           $   2,316   $    6,999  $   (5,020)     $  (1,904)  $   (1,003) $    6,465
                                      =====================================   =====================================

The net book value of these assets as of December 31 are as follows (in thousands of dollars):

                                              Owned Equipment                      Investments in USPEs
                                    -------------------------------------  --------------------------------------

                 Region                 2000         1999        1998           2000         1999        1998
       ----------------------------  -------------------------------------   -------------------------------------

       United States                 $    8,399  $   13,378   $  22,048       $     --   $   12,589  $       --
       South America                         --          --      16,834             --           --          --
       Canada                             1,876       1,873       1,889             --          156         279
       Mexico                                --          --          --          3,592        4,055       4,435
       Europe                             1,137       1,490          --             --           --          --
       Iceland                               --          --          --         10,316           --          --
       India                                 --       1,736       2,084             --           --          --
       Rest of the world                 19,051      27,591      36,647          7,198       10,936       9,486
                                     -------------------------------------   -------------------------------------
                                     -------------------------------------   -------------------------------------
                                         30,463      46,068      79,502         21,106       27,736      14,200
       Equipment held for sale            1,042          --          --             --           --          --
                                     -------------------------------------   -------------------------------------
           Net book value            $   31,505  $   46,068   $  79,502       $ 21,106   $   27,736  $   14,200
                                     =====================================   =====================================

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

7.   NOTE PAYABLE

In August 1993, the Partnership entered into an agreement to issue a long-term note totaling $30.0 million to two institutional investors. The note bears interest at a fixed rate of 6.7% per annum and has a final maturity in 2003. Interest on the note is payable monthly. The note is scheduled to be repaid in three principal payments of $10.0 million on November 17, 2001, 2002, and 2003. The agreement requires the Partnership to maintain certain financial covenants related to fixed-charge coverage. Proceeds from the sale of the note were used to fund equipment acquisitions. The Partnership's wholly and partially owned equipment is used as collateral to the note.

The General Partner estimates, based on recent transactions, that the fair market value of the $30.0 million fixed-rate note is $29.1 million.

The Partnership's warehouse facility, which was shared with PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and TEC Acquisub, Inc., an indirect wholly owned subsidiary of the General Partner, expired on September 30, 2000. The General Partner is currently negotiating with a new lender for a $15.0 million warehouse credit facility with similar terms as the facility that expired. The General Partner believes the facility will be completed during the first half of 2001.

8.   CONCENTRATIONS OF CREDIT RISK

No single lessee accounted for more than 10% of the consolidated revenues for the owned equipment and partially owned equipment during 2000, 1999, and 1998. In 1999, however, AAR Allen Group International purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 49% of total consolidated revenues. In 1998, Triton Aviation Services, Ltd. purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 16% of total consolidated revenues of 1998.

As of December 31, 2000, 1999, and 1998, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.   INCOME TAXES

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2000, the financial statement carrying amount of assets and liabilities was approximately $34.1 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.  CONTINGENCIES

PLM International, (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII), collectively (the Funds), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the General Partner.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

10.      CONTINGENCIES (CONTINUED)

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

In June 1997, the Company and the affiliates who are also defendants in the Koch action were named as defendants in another purported class action filed in the San Francisco Superior Court, San Francisco, California, Case No.987062 (the Romei action). The plaintiff is an investor in Fund V, and filed the complaint on her own behalf and on behalf of all class members similarly situated who invested in the Funds. The complaint alleges the same facts and the same causes of action as in the Koch action, plus additional causes of action against all of the defendants, including alleged unfair and deceptive practices and violations of state securities law. In July 1997, defendants filed a petition (the petition) in federal district court under the Federal Arbitration Act seeking to compel arbitration of plaintiff's claims. In October 1997, the district court denied the Company' s petition, but in November 1997, agreed to hear the Company's motion for reconsideration. Prior to reconsidering its order, the district court dismissed the petition pending settlement of the Romei action, as discussed below. The state court action continues to be stayed pending such resolution.

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

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Fund V, Fund VI and Fund VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Fund V, Fund VI, and Fund VII, and their assigns and successors in interest.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

10.  CONTINGENCIES (CONTINUED)

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. The monetary settlement remains subject to certain conditions, including final approval by the court following a final fairness hearing. The equitable settlement remains subject to certain conditions, including judicial approval of the proposed amendments and final approval of the equitable settlement by the court following a final fairness hearing.

A final fairness hearing was held on November 29, 2000 and the parties await the court's decision. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 (in thousands of dollars, except weighted-average unit amounts):

                                             March             June            September         December
                                              31,               30,               30,               31,              Total
                                        -----------------------------------------------------------------------------------------
              Operating results:

                Total revenues           $       4,706   $         4,716   $         6,070   $         4,434   $        19,926
                Net income (loss)                 (612)             (487)              880               631               412

              Per weighted-average limited partnership unit:

                  Net income (loss)      $       (0.10)  $         (0.08)  $          0.09   $          0.06   $         (0.03)


The following is a summary of the quarterly results of operations for the years ended December 31, 1999 (in thousands of dollars, except weighted-average unit amounts):

                                            March             June            September         December
                                             31,               30,               30,               31,              Total
                                       -----------------------------------------------------------------------------------------
             Operating results:

               Total revenues           $       7,031   $        30,588   $         5,815   $         6,775   $        50,209
               Net income (loss)                 (871)           13,997            (2,269)           (4,861)            5,996

             Per weighted-average limited partnership unit:

                 Net income (loss)      $       (0.13)  $          1.69   $         (0.30)  $         (0.61)  $          0.65


                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 2000

12.  SUBSEQUENT EVENTS

Trans World Airlines (TWA), a current lessee, filed for bankruptcy protection under Chapter 11 in January 2001. As of December 31, 2000, TWA is current with its lease payments. American Airlines (AA) has proposed an acquisition of TWA that is being reviewed by the United States Justice Department. Contingent upon AA's acquisition of TWA, the General Partner has accepted an offer from AA to extend the existing leases up to 84 months at the current market monthly rate.

During February 2001, the Partnership sold a Boeing 737-200 commercial aircraft with a net book value of $1.0 million for $1.5 million which was held for sale at December 31, 2000.

In February 2001, PLM International, the parent of the General Partner, announced that MILPI Acquisition Corp. (MILPI) completed its cash tender offer for the outstanding common stock of PLM International. To date, MILPI has acquired 83% of the common shares outstanding. MILPI will complete its acquisition of PLM International by effecting a merger of PLM International into MILPI under Delaware law. The merger is expected to be completed after MILPI obtains approval of the merger by PLM International's shareholders pursuant to a special shareholders' meeting which is expected to be held during the first half of 2001.













                      (This space intentionally left blank)

                          Independent Auditors' Report




The Partners
PLM Equipment Growth Fund VI:


Under date of March 12, 2001, we reported on the balance sheets of PLM Equipment Growth Fund VI as of December 31, 2000 and 1999, and the related statements of income, changes in partners' capital, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholders. These financial statements and our report thereon are included in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.






San Francisco, CA
March 12, 2001

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                        Valuation and Qualifying Accounts

                  Year Ended December 31, 2000, 1999, and 1998
                            (in thousands of dollars)


                                                                  Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------
  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $      2,416       $           --        $    (2,014)    $      402
                                           ======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $      1,930       $          595        $      (109)    $    2,416
                                           ======================================================================

  Year Ended December 31, 1998
       Allowance for Doubtful Accounts     $      2,524       $           --        $      (594)    $    1,930
                                           ======================================================================


                          PLM EQUIPMENT GROWTH FUND VI

                                INDEX OF EXHIBITS


  Exhibit                                                                   Page

    4.      Limited Partnership Agreement of Partnership.                    *

   10. 1    Management Agreement between Partnership and                     *
            PLM Investment Management, Inc.

   10. 2    Note Agreement, dated as of August 1, 1993, regarding            *
            $30.0 million in 6.7% senior notes due November 17, 2003.

   24.      Powers of Attorney.                                            43-55

            Financial Statements required under
            Regulation S-X Rule 3-09:

   99. 1    Canadian Air Trust #3.                                         56-64

   99. 2    Spear Partnership.                                             65-74

   99. 3    Boeing 737-200 Trust S/N 24700.                                75-83

--------
* Incorporated by reference. See page 28 of this report.