Form 10-Q
period 2001-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 2001-05-09
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2001


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

                            -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ____ X ____ No ____


                                               PLM EQUIPMENT GROWTH FUND VI
                                                  (A Limited Partnership)
                                                      BALANCE SHEETS
                                      (in thousands of dollars, except unit amounts)


                                                                                                     March 31,          December 31,
                                                                                                       2001                  2000
                                                                                                     --------              --------
Assets

Equipment held for operating leases                                                                  $ 63,725              $ 67,292
Less accumulated depreciation                                                                         (36,778)              (36,829)
                                                                                                     --------              --------
                                                                                                       26,947                30,463
Equipment held for sale                                                                                 1,748                 1,042
                                                                                                     --------              --------
  Net equipment                                                                                        28,695                31,505

Cash and cash equivalents                                                                              10,865                 9,226
Accounts receivable, less allowance for doubtful accounts
    of $425 in 2001 and $402 in 2000                                                                    2,098                 1,979
Investments in unconsolidated special-purpose entities                                                 21,038                21,106
Deferred charges, net of accumulated amortization of
    $412 in 2001 and $388 in 2000                                                                         122                   146
Prepaid expenses and other assets                                                                         105                   101
                                                                                                     --------              --------

      Total assets                                                                                   $ 62,923              $ 64,063
                                                                                                     ========              ========

Liabilities and partners' capital

Liabilities:
Accounts payable and accrued expenses                                                                $    949              $  1,171
Due to affiliates                                                                                         869                   821
Lessee deposits and reserve for repairs                                                                   380                   449
Note payable                                                                                           30,000                30,000
                                                                                                     --------              --------
  Total liabilities                                                                                    32,198                32,441
                                                                                                     --------              --------

Partners' capital:
Limited partners (8,189,463 limited partnership units as of
    March 31, 2001 and 8,189,465 as of December 31, 2000)                                              30,725                31,622
General Partner                                                                                          --                    --
                                                                                                     --------              --------
  Total partners' capital                                                                              30,725                31,622
                                                                                                     --------              --------

      Total liabilities and partners' capital                                                        $ 62,923              $ 64,063
                                                                                                     ========              ========

                                            See accompanying notes to financial statements.


                                               PLM EQUIPMENT GROWTH FUND VI
                                                  (A Limited Partnership)
                                                 STATEMENTS OF OPERATIONS
                              (in thousands of dollars, except weighted-average unit amounts)

                                                                                                           For the Three Months
                                                                                                              Ended March 31,
                                                                                                         2001                2000
                                                                                                       -------              -------
Revenues

Lease revenue                                                                                          $ 3,565              $ 4,700
Interest and other income                                                                                  143                   78
Net gain (loss) on disposition of equipment                                                                542                  (72)
                                                                                                       -------              -------
  Total revenues                                                                                         4,250                4,706
                                                                                                       -------              -------

Expenses

Depreciation and amortization                                                                            1,753                2,401
Repairs and maintenance                                                                                    269                  531
Equipment operating expenses                                                                               308                  638
Insurance expenses                                                                                          70                   10
Management fees to affiliate                                                                               191                  266
Interest expense                                                                                           503                  503
General and administrative expenses to affiliates                                                          197                  187
Other general and administrative expenses                                                                  408                  216
Provision for bad debts                                                                                     23                   20
                                                                                                       -------              -------
    Total expenses                                                                                       3,722                4,772
                                                                                                       -------              -------

Equity in net loss of unconsolidated special-purpose entities                                              (53)                (546)
                                                                                                       -------              -------

      Net income (loss)                                                                                $   475              $  (612)
                                                                                                       =======              =======

Partners' share of net income (loss)

Limited partners                                                                                       $   389              $  (784)
General Partner                                                                                             86                  172
                                                                                                       -------              -------

Total                                                                                                  $   475              $  (612)
                                                                                                       =======              =======

Limited partner's net income (loss) per
    weighted-average limited partnership unit                                                          $  0.05              $ (0.10)
                                                                                                       =======              =======

Cash distribution                                                                                      $ 1,372              $ 3,449
                                                                                                       =======              =======

Cash distribution per weighted-average limited partnership unit                                        $  0.16              $  0.40
                                                                                                       =======              =======


                                            See accompanying notes to financial statements.



                                                    PLM EQUIPMENT GROWTH FUND VI
                                                       (A Limited Partnership)
                                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                               For the period from December 31, 1999
                                                          to March 31, 2001
                                                      (in thousands of dollars)

                                                                                 Limited              General
                                                                                 Partners             Partner               Total
                                                                                 --------             --------             --------
  Partners' capital as of December 31, 1999                                      $ 45,021             $   --               $ 45,021

Net income (loss)                                                                    (278)                 690                  412

Purchase of limited partnership units                                                 (17)                --                    (17)

Cash distribution                                                                 (13,104)                (690)             (13,794)
                                                                                 --------             --------             --------

  Partners' capital as of December 31, 2000                                        31,622                 --                 31,622

Net income                                                                            389                   86                  475

Cash distribution                                                                  (1,286)                 (86)              (1,372)
                                                                                 --------             --------             --------

  Partners' capital as of March 31, 2001                                         $ 30,725             $   --               $ 30,725
                                                                                 ========             ========             ========



                                           See accompanying notes to financial statements.


                                               PLM EQUIPMENT GROWTH FUND VI
                                                  (A Limited Partnership)
                                                 STATEMENTS OF CASH FLOWS
                                                 (in thousands of dollars)
                                                                                                         For the Three Months
                                                                                                            Ended March 31,
                                                                                                       2001                  2000
                                                                                                     --------              --------
Operating activities

Net income (loss)                                                                                    $    475              $   (612)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                                         1,753                 2,401
  Net (gain) loss on disposition of equipment                                                            (542)                   72
  Equity in net loss from unconsolidated special-purpose
    entities                                                                                               53                   546
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                                             (127)                 (102)
    Prepaid expenses and other assets                                                                      (4)                    9
    Accounts payable and accrued expenses                                                                (222)                  (20)
    Due to affiliates                                                                                      48                    17
    Lessee deposits and reserve for repairs                                                               (69)                  183
                                                                                                     --------              --------
      Net cash provided by operating activities                                                         1,365                 2,494
                                                                                                     --------              --------

Investing activities

Payments for purchase of equipment and capitalized improvements                                            (2)                 (928)
Distribution from unconsolidated special-purpose entities                                                  15                   864
Proceeds from disposition of equipment                                                                  1,633                   213
                                                                                                     --------              --------
      Net cash provided by investing activities                                                         1,646                   149
                                                                                                     --------              --------

Financing activities

Cash distribution paid to limited partners                                                             (1,286)               (3,277)
Cash distribution paid to General Partner                                                                 (86)                 (172)
Purchase of limited partnership units                                                                    --                     (17)
                                                                                                     --------              --------
      Net cash used in financing activities                                                            (1,372)               (3,466)
                                                                                                     --------              --------

Net increase (decrease) in cash and cash equivalents                                                    1,639                  (823)
Cash and cash equivalents at beginning of period                                                        9,226                 2,486
                                                                                                     --------              --------
Cash and cash equivalents at end of period                                                           $ 10,865              $  1,663
                                                                                                     ========              ========

Supplemental information

Interest paid                                                                                        $    503              $    503
                                                                                                     ========              ========



                                            See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the
Partnership) as of March 31, 2001 and December 31, 2000, the statements of operations for the three months ended March 31, 2001 and 2000, the statements of changes in partners' capital for the period from December 31, 1999 to March 31, 2001, and the statements of cash flows for the three months ended March 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3.   Cash Distributions

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended March 31, 2001 and 2000, cash distributions totaled $1.4 million and $3.4 million, respectively. Cash distributions of $0.9 million and $3.3 million to the limited partners for the three months ended March 31, 2001 and 2000, respectively, were deemed to be a return of capital.

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2001 included $0.2 million due to FSI and its affiliates for management fees, $43,000 for administrative expenses, and $0.7 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2000 included $0.1 million due to FSI and its affiliates for management fees and $0.7 million due to affiliated unconsolidated special-purpose entities (USPEs)

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of March 31, 2001 and December 31, 2000.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

4.   Transactions with General Partner and Affiliates (continued)

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                       For the Three Months
                                                          Ended March 31,
                                                       2001           2000
                                                   -----------     ------------
  Management fees                                   $     110      $      58
  Data processing and administrative
     expenses                                              38             12

5.   Equipment

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                  March 31,         December 31,
                                                    2001               2000
                                                -----------        ------------
  Marine containers                             $   25,013         $    25,566
  Railcars                                          17,246              17,244
  Aircraft, aircraft engines, and components        16,224              16,224
  Trailers                                           5,242               5,258
  Marine vessels                                        --               3,000
                                                -----------        ------------
                                                    63,725              67,292
  Less accumulated depreciation                    (36,778)            (36,829)
                                                -----------        ------------
                                                    26,947              30,463
  Equipment held for sale                            1,748               1,042
                                                -----------        ------------
      Net equipment                             $   28,695         $    31,505
                                                ===========        ============

As of March 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 32 railcars. As of December 31, 2000, all owned equipment in the Partnership's portfolio was on lease except for a Boeing 737-200 Stage II commercial aircraft and 48 railcars. The net book value of the off-lease equipment was $0.3 million as of March 31, 2001 and $1.5 million as of December 31, 2000.

A marine vessel was held for sale as of March 31, 2001 and a Boeing 737-200 commercial aircraft was held for sale as of December 31, 2000 at the lower of the equipment's depreciated cost or fair value, less cost to sell. Both were subject to a pending contract for sale.

During the three months ended March 31, 2001, the Partnership disposed of a Boeing 737-200 commercial aircraft, marine containers, and a trailer with an aggregate net book value of $1.1 million, for proceeds of $1.6 million. During the three months ended March 31, 2000, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for proceeds of $0.2 million.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

6.   Investments in Unconsolidated Special-Purpose Entities

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                 March 31,        December 31,
                                                                                   2001              2000
                                                                                 ---------        ----------
     62% interest in a trust owning a Boeing 737-300 stage III
               commercial aircraft                                               $  10,254        $   10,316
     53% interest in an entity owning a product tanker                               5,561             5,467
     40% interest in a trust owning two DC-9 stage III commercial aircraft
               on a direct finance lease                                             3,506             3,592
     50% interest in an entity owning a container feeder vessel                        860               854
     20% interest in an entity owning a handymax dry bulk carrier                      857               877
                                                                                 ---------        ----------
         Net investments                                                         $  21,038        $   21,106
                                                                                 =========        ==========

As of March 31, 2001 and December 31, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

As of March 31, 2001, the Partnership's 20% interest in an entity owning a handymax dry bulk carrier marine vessel was held for sale.

7.   Operating Segments

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, and marine container leasing. Each equipment leasing segment primarily engages in short-term to mid-term operating leases to a variety of customers.

     The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
     For the three months ended             Vessel   Aircraft   Railcar   Trailer    Container
         March 31, 2001                    Leasing   Leasing    Leasing   Leasing    Leasing    Other1      Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------
     Revenues
       Lease revenue                       $    365  $    695   $  1,053  $    213   $  1,239  $     --   $  3,565
       Interest income and other                 --         7         --        --         --       136        143
       Gain on disposition of equipment          --       520         --         2         20        --        542
                                           --------  --------   --------  --------   --------  --------   --------
         Total revenues                         365     1,222      1,053       215      1,259       136      4,250

     Costs and expenses
       Operations support                       266         7        197       100         17        60        647
       Depreciation and amortization             77       549        284        73        762         8      1,753
       Interest expense                          --        --         --        --         --       503        503
       Management fees to affiliate              18        31         69        11         62        --        191
       General and administrative expenses       30       166         25        26         --       358        605
       Provision for bad debts                   --        --         13         2          8        --         23
                                           --------  --------   --------  --------   --------  --------   --------
         Total costs and expenses               391       753        588       212        849       929      3,722
                                           --------  --------   --------  --------   --------  --------   --------
     Equity in net income (loss) of USPEs       590      (643)        --        --         --        --        (53)
                                           ========  ========   ========  ========   ========  ========   ========
     Net income (loss)                     $    564  $   (174)  $    465  $      3   $    410  $   (793)  $    475
                                           ========  ========   ========  ========   ========  ========   ========

     Total assets as of March 31, 2001     $  9,282  $ 16,494   $  7,456  $  1,627   $ 16,972  $ 11,092   $ 62,923
                                           ========  ========   ========  ========   ========  ========   ========


(1) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

7.   Operating Segments (continued)
                                            Marine                                    Marine
     For the three months ended             Vessel   Aircraft   Railcar   Trailer    Container
         March 31, 2000                    Leasing   Leasing    Leasing   Leasing    Leasing    Other2      Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------
     Revenues
       Lease revenue                       $  1,194  $    695   $  1,122  $    587   $  1,102  $     --   $  4,700
       Interest income and other                 --        --         --        --         --        78         78
       Gain (loss) on disposition of             --        --         20       (23)       (69)       --        (72)
     equipment
                                           --------  --------   --------  --------   --------  --------   --------
         Total revenues                       1,194       695      1,142       564      1,033        78      4,706

     Costs and expenses
       Operations support                       803       (59)       242       181          3         9      1,179
       Depreciation and amortization            396       582        320       164        931         8      2,401
       Interest expense                          --        --         --        --         --       503        503
       Management fees to affiliate              60        31         78        33         64        --        266
       General and administrative expenses       18        33         20       132          4       196        403
       Provision for bad debts                   --        --         15         5         --        --         20
                                           --------  --------   --------  --------   --------  --------   --------
         Total costs and expenses             1,277       587        675       515      1,002       716      4,772
                                           --------  --------   --------  --------   --------  --------   --------
     Equity in net income (loss) of USPEs      (254)     (307)        --        --         18        (3)      (546)
                                           --------  --------   --------  --------   --------  --------   --------
     Net income (loss)                     $   (337) $   (199)  $    467  $     49   $     49  $   (641)  $   (612)
                                           ========  ========   ========  ========   ========  ========   ========

     Total assets as of March 31, 2000     $ 16,405  $ 21,660   $  8,465  $  3,879   $ 20,809  $  2,161   $ 73,379
                                           ========  ========   ========  ========   ========  ========   ========

(2) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses. Also includes net loss from an investment in an entity that owned a mobile offshore drilling unit.


8.   Net Income (Loss) Per Weighted-Average Partnership Unit

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2001 and 2000 was 8,189,465 and 8,191,180, respectively.

9.   Contingencies

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001


9.   Contingencies (continued)

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001

9.   Contingencies (continued)

A final fairness hearing was held on November 29, 2000, and on April 25, 2001 the federal magistrate judge assigned to the case entered a Report and
Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. Any objector to the settlement may file objections to the Report and Recommendation. The Report and
Recommendation, along with any objections, will be reviewed by the district court judge, who may approve, reject or modify any of the magistrate judge's findings or recommendations, and who may also receive further evidence or recommit the matter to the magistrate judge. The parties await the district court's ruling on the Report and Recommendation. The Company continues to believe that the allegations of the Koch and Romei actions are completely without merit and intends to continue to defend this matter vigorously if the monetary settlement is not consummated.

The Company is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.

10.  Subsequent Event

During April 2001, the General Partner entered into a joint $15.0 million credit facility on behalf of the Partnership, PLM Equipment Growth & Income Fund VII (EGF VII), Professional Lease Management Income Fund I (Fund I), and Acquisub LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of FSI. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Partnership, as defined in the credit agreement. The Partnership, EGF VII, Fund I, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner.




                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI's (the Partnership's) Operating Results for the Three Months Ended March 31, 2001 and 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2001, compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                         For the Three Months
                                                            Ended March 31,
                                                        2001             2000
                                                       ------           ------
  Marine containers                                    $1,222           $1,099
  Railcars                                                856              880
  Aircraft, aircraft engines and components               688              754
  Trailers                                                113              406
  Marine vessels                                           99              391

Marine containers: Marine container lease revenues and direct expenses were $1.2 million and $17,000, respectively, for the three months ended March 31, 2001, compared to $1.1 million and $3,000, respectively, during the same quarter of 2000. The increase in lease revenues of $0.1 million during the first quarter of 2001 compared to the same period in 2000 was due to the transfer of the Partnership's interest in an entity that owned marine containers from an unconsolidated special-purpose entity (USPE) to owned equipment during 2000.

Railcars: Railcar lease revenues and direct expenses were $1.1 million and $0.2 million, respectively, for the three months ended March 31, 2001 and 2000. A decrease in railcar lease revenues of $0.1 million was due to lower re-lease rates earned on railcars whose leases expired during 2001 and 2000 compared to the same period of 2000. A decrease in railcar repairs of $45,000 was due to lower repairs during the three months ending March 31, 2001 compared to the same period of 2000.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.7 million and $7,000, respectively, for the three months ended March 31, 2001, compared to $0.7 million and ($0.1) million, respectively, during the same period of 2000. Direct expenses increased $0.1 million during the first quarter of 2001 compared to the same period of 2000 due to a refund of $0.1 million from repairs to a Boeing 737-200 that was received during the first quarter of 2000. A similar event did not occur during 2001.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2001 compared to $0.6 million and $0.2 million, respectively, during the same period of 2000 compared to the same period in 2000. The decrease in trailer contribution of $0.3 million was due to the sale of 51% of the Partnership's trailers during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.4 million and $0.3 million, respectively, for the three months ended March 31, 2001, compared to $1.2 million and $0.8 million, respectively, during the same period of 2000. Decreases in lease revenues of $0.8 million and direct expenses of $0.5 million during the three months ended March 31, 2001 compared to the same period in 2000 were due to the sale of two of the Partnership's wholly-owned marine vessels during 2000.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.1 million for the quarter ended March 31, 2001 decreased from $3.6 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.6 million decrease in depreciation and amortization expenses from 2000 levels reflects the decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.5 million due to the sale of certain equipment during 2001 and 2000. These decreases were offset, in part, by an increase of $0.1 million in depreciation and amortization expenses resulting from the transfer of the Partnership's interest in an entity that owned marine containers from the USPE portfolio to owned equipment during 2000.

     (ii) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the three months ended March 31, 2001 compared to the same period of 2000.

     (iii) A $0.2 million increase in general and administrative expenses during the three months ended March 31, 2001 was due to an increase of $0.1 million resulting from allocations by the General Partner due to severance costs related to staff reductions and $0.2 million due to higher professional costs, offset in part, by lower costs of $0.1 million resulting from the sale of 51% of the Partnership's trailers during 2000 compared to the same period of 2000.

(C)      Net Gain (Loss) on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the first quarter of 2001 totaled $0.5 million, and resulted from the sale of a Boeing 737-200 commercial aircraft, marine containers, and a trailer with an aggregate net book value of $1.1 million, for proceeds of $1.6 million. The net loss on the disposition of owned equipment for the first quarter of 2000 totaled $0.1 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $0.3 million, for proceeds of $0.2 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                   For the Three Months
                                                      Ended March 31,
                                                  2001              2000
                                               -----------------------------
  Marine vessels                                 $   590           $   (254)
  Aircraft                                          (643)              (307)
  Other                                              --                  15
                                                 -------           --------
      Equity in net loss of USPEs                $   (53)          $   (546)
                                                 =======           ========

Marine vessels: During the three months ended March 31, 2001, lease revenues of $1.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.4 million. During the same period of 2000, lease revenues of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.2 million.

Marine vessel lease revenues increased $1.0 million during the three months ended March 31, 2001 due to one marine vessel being on lease for three months of 2001, that was in dry dock for six weeks during the quarter ending March 31, 2000. During the dry dock period, the marine vessel did not earn any lease revenues.

Direct expenses increased $0.2 million during the three months ending March 31, 2001 as a result of one marine vessel being on lease for a full three months of 2001. This marine vessel incurred lower operating cost during the dry dock period of 2000.

Aircraft: As of March 31, 2001 and 2000, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the first quarter of 2001, revenues of $0.3 million and were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During the same period of 2000, revenues of $0.2 million were offset by direct expenses and administrative expenses of $0.5 million. Lease revenues increased $0.1 million during the three months ending March 31, 2001 due to the Boeing 737-300 being on-lease in the first quarter of 2001 that was off-lease during the same period of 2000.

Depreciation expense, direct expenses, and administrative expenses increased $0.5 million during the three months ended March 31, 2001 due to required repairs and maintenance of $0.5 million to the Boeing 737-300 that were not required during the same period of 2000. During 2001, direct expenses were higher by $0.1 million resulting from the collection of an unpaid accounts receivable during 2000 that had been reserved for as a bad debt in a previous year. A similar collection was not received during 2001. These increases were offset, in part, by $0.1 million in lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the three months ended March 31, 2001 was $0.5 million, compared to a net loss of $0.6 million during the same period of 2000. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 2001 is not necessarily indicative of future periods. In the three months ended March 31, 2001, the Partnership distributed $1.3 million to the limited partners, or $0.16 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three  months  ended March 31,  2001,  the  Partnership  generated  $1.4 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and make distributions (total for the three months ended March 31, 2001 of $1.4 million) to the partners, and used undistributed available cash from prior periods of approximately $45,000.

During the three months ended March 31, 2001, the Partnership disposed of owned equipment for aggregate proceeds of $1.6 million.

Accounts receivable increased $0.1 million during the three months ended March 31, 2001 due to the timing of cash receipts.

Investments in USPEs decreased $0.1 million during the three months ended March 31, 2001 due to cash distributions of $15,000 million from the Partnership to the USPEs offset, in part, by a $0.1 million loss that was recorded from the operations of its equity interests in USPEs for the three months ended March 31, 2001.

Accounts payable decreased $0.2 million during the three months ended March 31, 2001 due to the timing of cash payments.

The Partnership is scheduled to make an annual debt payment of $10.0 million to the lenders of the notes payable on November 19, 2001. The cash for this payment will come from operations and equipment sales.

During April 2001, the General Partner entered into a joint $15.0 million credit facility on behalf of the Partnership, PLM Equipment Growth & Income Fund VII (EGF VII), Professional Lease Management Income Fund I (Fund I), and Acquisub LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of FSI. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Partnership, as defined in the credit agreement. The Partnership, EGF VII, Fund I, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner.

(III)    OUTLOOK FOR THE FUTURE

Several factors may affect the Partnership's operating performance during the remainder of 2001 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Partnership's contribution during the remainder of 2001 and beyond include:

1. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment. Although, there was some upward pressure on container prices during the fourth quarter of 2000, this trend was reversed during the first quarter of 2001.

2. Railcar loadings in North America for the first quarter of 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 2001, 71% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (US) currency. If these lessees currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

















                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

           10.1 Warehousing Credit Agreement among PLM International, Inc., PLM Equipment Growth Fund VI, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC., and Imperial bank and PFF bank and trust dated April 13, 2001.

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



                                    PLM EQUIPMENT GROWTH FUND VI

                                    By:      PLM Financial Services, Inc.
                                             General Partner


Date:  May 7, 2001                  By:      /s/ Richard K Brock
                                             -----------------------------------
                                             Richard K Brock
                                             Vice President and
                                             Chief Financial Officer

[PG NUMBER]

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    PLM EQUIPMENT GROWTH FUND VI

                                    By:      PLM Financial Services, Inc.
                                             General Partner


Date:  May 7, 2001                  By:
                                             -----------------------------------
                                             Richard K Brock
                                             Vice President and
                                             Chief Financial Officer