Form 10-Q
period 2001-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 2001-08-10
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended June 30, 2001


     [-] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to


                         Commission file number 0-21806
                             -----------------------



                          PLM EQUIPMENT GROWTH FUND VI
             (Exact name of registrant as specified in its charter)


               California                                     94-3135515
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

    120 Montgomery Street, Suite 1350
            San Francisco, CA                                    94104
          (Address of principal                               (Zip code)
           executive offices)


       Registrant's telephone number, including area code: (415) 445-3201
                             -----------------------



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
                                 BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)



                                                                               June 30,          December 31,
                                                                               2001                 2000
                                                                           -----------------------------------
ASSETS

Equipment held for operating leases                                        $    63,586          $    67,292
Less accumulated depreciation                                                  (38,212)             (36,829)
                                                                           -----------------------------------
                                                                                25,374               30,463
Equipment held for sale                                                             --                1,042
                                                                           -----------------------------------
  Net equipment                                                                 25,374               31,505

Cash and cash equivalents                                                       18,174                9,226
Accounts receivable, less allowance for doubtful accounts
    of $482 in 2001 and $402 in 2000                                             1,113                1,979
Investments in unconsolidated special-purpose entities                          18,229               21,106
Deferred charges, net of accumulated amortization of
    $436 in 2001 and $388 in 2000                                                   98                  146
Prepaid expenses and other assets                                                   67                  101
                                                                           -----------------------------------

      Total assets                                                         $    63,055          $    64,063
                                                                           ===================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                      $       260          $     1,171
Due to affiliates                                                                  839                  821
Lessee deposits and reserve for repairs                                             19                  449
Note payable                                                                    30,000               30,000
                                                                           -----------------------------------
  Total liabilities                                                             31,118               32,441
                                                                           -----------------------------------

Partners' capital:
Limited partners (8,189,463 limited partnership units as of
    June 30, 2001 and 8,189,465 as of December 31, 2000)                        31,937               31,622
General Partner                                                                     --                   --
                                                                           -----------------------------------
  Total partners' capital                                                       31,937               31,622
                                                                           -----------------------------------

      Total liabilities and partners' capital                              $    63,055          $    64,063
                                                                           ===================================













                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)

                                                     For the Three Months              For the Six Months
                                                        Ended June 30,                   Ended June 30,
                                                     2001            2000              2001           2000
                                                   ------------------------------------------------------------
REVENUES

Lease revenue                                      $  2,866       $  4,687          $   6,431      $   9,387
Interest and other income                               174             29                317            107
Net gain (loss) on disposition of equipment             515             --              1,057            (72)
                                                   ------------------------------------------------------------
    Total revenues                                    3,555          4,716              7,805          9,422
                                                   ------------------------------------------------------------

EXPENSES

Depreciation and amortization                         1,594          2,263              3,347          4,664
Repairs and maintenance                                 419            418                688            949
Equipment operating expense                             115            607                423          1,245
Insurance expense                                        13             92                 83            102
Management fees to affiliate                            159            238                350            504
Interest expense                                        502            509              1,005          1,011
General and administrative expenses
      to affiliates                                     102            155                299            343
Other general and administrative expenses               248            331                656            547
Provision for (recovery of) bad debts                    64           (101)                87            (81)
                                                   ------------------------------------------------------------
    Total expenses                                    3,216          4,512              6,938          9,284
                                                   ------------------------------------------------------------

Equity in net income (loss) of unconsol-
      idated special-purpose entities                   873           (691)               820         (1,236)
                                                   ------------------------------------------------------------

Net income (loss)                                  $  1,212       $   (487)         $   1,687      $  (1,098)
                                                   ============================================================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                   $  1,212       $   (659)         $   1,601      $  (1,443)
General Partner                                          --            172                 86            345
                                                   ------------------------------------------------------------

Total                                              $  1,212       $   (487)         $   1,687      $  (1,098)
                                                   ============================================================

Limited partners' net income (loss) per
    weighted-average limited partnership unit      $   0.15       $  (0.08)         $    0.20      $   (0.18)
                                                   ============================================================

Cash distributions                                 $     --       $  3,449          $   1,372      $   6,898
                                                   ============================================================

Cash distributions per weighted-average
    limited partnership unit                       $     --       $   0.40          $    0.16      $    0.80
                                                   ============================================================







                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            ( A Limited Partnership)
                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL For
               the period from December 31, 1999 to June 30, 2001
                            (in thousands of dollars)

                                                            Limited              General
                                                            Partners             Partner               Total
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 1999               $   45,021            $    --             $   45,021

Net income (loss)                                               (278)               690                    412

Purchase of limited partnership units                            (17)                --                    (17)

Cash distribution                                            (13,104)              (690)               (13,794)
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 2000                   31,622                 --                 31,622

Net income                                                     1,601                 86                  1,687

Cash distribution                                             (1,286)               (86)                (1,372)
                                                          -------------------------------------------------------

  Partners' capital as of June 30, 2001                   $   31,937            $    --             $   31,937
                                                          =======================================================
































                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)

                                                                                    For the Six Months
                                                                                      Ended June 30,
                                                                                  2001           2000
                                                                               ----------------------------
OPERATING ACTIVITIES

Net income (loss)                                                              $    1,687     $  (1,098)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                     3,347         4,664
  Net (gain) loss on disposition of equipment                                      (1,057)           72
  Equity in net (income) loss from unconsolidated special-purpose
    entities                                                                         (820)        1,236
  Changes in operating assets and liabilities:
    Restricted cash                                                                    --           (85)
    Accounts receivable, net                                                          858          (162)
    Prepaid expenses and other assets                                                  34            34
    Accounts payable and accrued expenses                                            (871)         (163)
    Due to affiliates                                                                  18             7
    Lessee deposits and reserve for repairs                                          (130)           38
                                                                                ---------------------------
      Net cash provided by operating activities                                     3,066         4,543
                                                                                ---------------------------

INVESTING ACTIVITIES

Payments for equipment purchases and capitalized improvements                          (2)         (932)
Distributions from unconsolidated special-purpose entities                          1,443         1,608
Distribution from liquidation of unconsolidated special-purpose entities            2,254
Proceeds from disposition of equipment                                              3,559           368
                                                                                ---------------------------
      Net cash provided by investing activities                                     7,254         1,044
                                                                                ---------------------------

FINANCING ACTIVITIES

Proceeds from short-term warehouse facility                                            --           600
Cash distribution paid to limited partners                                         (1,286)       (6,553)
Cash distribution paid to General Partner                                             (86)         (345)
Purchase of limited partnership units                                                  --           (17)
                                                                                ---------------------------
      Net cash used in financing activities                                        (1,372)       (6,315)
                                                                                ---------------------------

Net increase (decrease) in cash and cash equivalents                                8,948          (728)
Cash and cash equivalents at beginning of period                                    9,226         2,486
                                                                               ----------------------------
Cash and cash equivalents at end of period                                     $   18,174     $   1,758
                                                                                ===========================

SUPPLEMENTAL INFORMATION

Interest paid                                                                  $    1,005     $   1,011
                                                                                ===========================







                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the financial position of PLM Equipment Growth Fund VI (the Partnership) as of June 30, 2001 and December 31, 2000, the statements of operations for the three and six months ended June 30, 2001 and 2000, the statements of changes in partners' capital for the period from December 31, 1999 to June 30, 2001, and the statements of cash flows for the six months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from the accompanying financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

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

3. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended June 30, 2001 and 2000, cash distributions totaled $-0- and $3.4 million, respectively. For the six months ended June 30, 2001 and 2000, cash distributions totaled $1.4 million and $6.9 million, respectively. None of the cash distributions to the limited partners during the six months ended June 30, 2001, were deemed to be a return of capital. Cash distributions of $6.6 million to the limited partners for the six months ended June 30, 2000, were deemed to be a return of capital.

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of June 30, 2001 and December 31, 2000 included $0.1 million due to FSI and its affiliates for management fees and $0.7 million due to affiliated unconsolidated special-purpose entities (USPEs).

The Partnership's proportional share of USPE-affiliated management fees of $0.1 million was payable as of June 30, 2001 and December 31, 2000.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATEs (continued)

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                     For the Three Months               For the Six Months
                                                        Ended June 30,                    Ended June 30,
                                                     2001            2000              2001            2000
                                                   -------------------------------------------------------------
Management fees                                    $     92       $     52          $     203       $     110
Data processing and administrative
   expenses                                              41             12                 79              24

5.   EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                     June 30,         December 31,
                                                      2001                 2000
                                                   ----------------------------------

Marine containers                                  $   24,874          $   25,566
Railcars                                               17,246              17,244
Aircraft, aircraft engines, and components             16,224              16,224
Trailers                                                5,242               5,258
Marine vessels                                             --               3,000
                                                   -----------         -----------
                                                       63,586              67,292
Less accumulated depreciation                         (38,212)            (36,829)
                                                                       -----------
                                                   -----------
                                                       25,374              30,463
Equipment held for sale                                    --               1,042
                                                                       -----------
                                                   -----------
    Net equipment                                  $   25,374          $   31,505
                                                   ===========         ===========

As of June 30, 2001, all owned equipment in the Partnership's portfolio was on lease except for 127 railcars. As of December 31, 2000, all owned equipment in the Partnership's portfolio was on lease except for a Boeing 737-200 Stage II commercial aircraft and 48 railcars. The net book value of the off-lease equipment was $0.9 million as of June 30, 2001 and $1.5 million as of December 31, 2000.

A Boeing 737-200 commercial aircraft, subject to a pending contract for sale, was held for sale as of December 31, 2000 at the lower of the equipment's depreciated cost or fair value, less cost to sell.

During the six months ended June 30, 2001, the Partnership disposed of a Boeing 737-200 commercial aircraft, a marine vessel, marine containers, and a trailer with an aggregate net book value of $2.8 million, for proceeds of $3.6 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million. During the six months ended June 30, 2000, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $0.4 million, for proceeds of $0.4 million.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

6. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                                  June 30,        December 31,
                                                                                  2001             2000
                                                                              ------------------------------

   62% interest in a trust owning a Boeing 737-300 stage III
             commercial aircraft                                              $    9,864        $  10,316
   53% interest in an entity owning a product tanker                               5,008            5,467
   40% interest in a trust owning two DC-9 stage III commercial aircraft
             on a direct finance lease                                             3,382            3,592
   20% interest in an entity that owned a handymax dry-bulk carrier                    6              877
   50% interest in an entity that owned a container feeder vessel                    (31)             854
                                                                              -----------       ----------
       Net investments                                                        $   18,229        $  21,106
                                                                              ===========       ==========

As of June 30, 2001 and December 31, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During the six months ended June 30, 2001, the General Partner sold the Partnership's 20% interest in an entity that owned a handymax dry bulk-carrier marine vessel and it's 50% interest in an entity that owned a container feeder marine vessel. The Partnership's interest in these entities were sold for proceeds of $2.3 million for it's net investment of $1.8 million. Included in the net gain on sale of these entities was the unused portion of marine vessel drydocking liability of $0.2 million.

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

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
     For the three months ended             Vessel   Aircraft   Railcar   Trailer    Container
         June 30, 2001                     Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)      Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                       $    148  $    329   $  1,005  $    189   $  1,195  $     --   $  2,866
       Interest income and other                 --        33         --        --         --       141        174
       Gain on disposition of equipment         488        --         --        --         27        --        515
                                           ------------------------------------------------------------------------
         Total revenues                         636       362      1,005       189      1,222       141      3,555

     COSTS AND EXPENSES
       Operations support                        71         2        305       135         17        17        547
       Depreciation and amortization             25       492        258        73        733        13      1,594
       Interest expense                          --        --         --        --         --       502        502
       Management fees to affiliate               8        11         72         9         59        --        159
       General and administrative expenses       17        58         27        45          1       202        350
       Provision for (recovery of) bad           --        46         19        --         (1)       --         64
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses               121       609        681       262        809       734      3,216
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       984      (111)        --        --         --        --        873
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  1,499  $   (358)  $    324  $    (73)  $    413      (593)  $  1,212
                                           ========================================================================

     Total assets as of June 30, 2001      $  5,077  $ 14,642   $  7,199  $  1,542   $ 16,256  $ 18,339   $ 63,055
                                           ========================================================================



(1) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7.   OPERATING SEGMENTS (continued)

                                            Marine                                    Marine
     For the three months ended             Vessel   Aircraft   Railcar   Trailer    Container
         June 30, 2000                     Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
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
                                           ========================================================================


                                            Marine                                    Marine
     For the six months ended               Vessel   Aircraft   Railcar   Trailer    Container
         June 30, 2001                     Leasing   Leasing    Leasing   Leasing    Leasing    Other1      Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------


     REVENUES
       Lease revenue                       $    513  $  1,024   $  2,058  $    402   $  2,434  $     --   $  6,431
       Interest income and other                 --        40         --        --         --       277        317
       Gain on disposition of equipment         488       520         --         2         47        --      1,057
                                           ------------------------------------------------------------------------
         Total revenues                       1,001     1,584      2,058       404      2,481       277      7,805

     COSTS AND EXPENSES
       Operations support                       337         9        502       235         34        77      1,194
       Depreciation and amortization            102     1,041        542       146      1,495        21      3,347
       Interest expense                          --        --         --        --         --     1,005      1,005
       Management fees to affiliate              26        42        141        20        121        --        350
       General and administrative expenses       47       224         52        71          1       560        955
       Provision for bad debts                   --        46         32         2          7        --         87
                                           ------------------------------------------------------------------------
         Total costs and expenses               512     1,362      1,269       474      1,658     1,663      6,938
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,574      (754)        --        --         --        --        820
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  2,063  $   (532)  $    789  $    (70)  $    823  $ (1,386)  $  1,687
                                           ========================================================================

     Total assets as of June 30, 2001      $  5,077  $ 14,642   $  7,199  $  1,542   $ 16,256  $ 18,339   $ 63,055
                                           ========================================================================











(1) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

7.   OPERATING SEGMENTS (continued)

                                            Marine                                    Marine
     For the six months ended               Vessel   Aircraft   Railcar   Trailer    Container
           June 30, 2000                   Leasing   Leasing    Leasing   Leasing    Leasing    Other(2)    Total
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



8. NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2001 was 8,189,463 and 8,189,464, respectively. The weighted-average number of Partnership units deemed outstanding during the three and six months ended June 30, 2000 was 8,189,465 and 8,190,322, respectively.

9. DEBT

During 2001, FSI entered into a joint $15.0 million credit facility on behalf of the Partnership, PLM Equipment Growth & Income Fund VII (EGF VII), Professional Lease Management Income Fund I (Fund I), and Acquisub LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of FSI. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Partnership, as defined in the credit facility. The Partnership, EGF VII, Fund I, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner.

As of June 30, 2001, no eligible borrower had any outstanding borrowings under the warehouse facility.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

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

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, (b) the extension (until December 31, 2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; (d) a one-time repurchase by each of Fund V, Fund VI and Fund VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit; and (e) the deferral of a portion of the management fees paid to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. Subject to final court approval, these proposed changes would be made as amendments to each Fund's limited partnership agreement if less

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001

10. CONTINGENCIES (continued)

than 50% of the limited partners of each Fund vote against such amendments. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. The equitable settlement class consists of all investors, limited partners, assignees or unit holders who on August 30, 2000 held any units in Fund V, Fund VI, and Fund VII, and their assigns and successors in interest.

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001 the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving both settlements. Monetary class members who submitted timely claims will be paid their settlement amount out of the monetary fund by the third-party claims administrator, calculated pursuant to the formula set forth in the settlement agreement and court order. These payments to qualifying class members will occur following the expiration of the time for the filing of an appeal, assuming that no appeal is filed. Similarly the equitable settlement will be implemented promptly at the same time and assuming no appeal is filed. For those equitable class members who submitted timely requests for the repurchase of their limited partnership units, the respective partnerships will repurchase such units by December 31, 2001.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition of the Partnership.









                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND VI'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2001, compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                           For the Three Months
                                                                              Ended June 30,
                                                                          2001             2000
                                                                        ---------------------------
Marine containers                                                       $ 1,178          $ 1,142
Railcars                                                                    700              859
Aircraft, aircraft engines and components                                   327              599
Marine vessels                                                               77              564
Trailers                                                                     54              416

Marine containers: Marine container lease revenues and direct expenses were $1.2 million and $17,000, respectively, for the three months ended June 30, 2001, compared to $1.1 million and $3,000, respectively, during the same quarter of 2000. The increase in lease revenues of $0.1 million during the first quarter of 2001 compared to the same period in 2000 was due to the transfer of the Partnership's interest in an entity that owned marine containers from an unconsolidated special-purpose entity (USPE) to owned equipment during 2000.

Railcars: Railcar lease revenues and direct expenses were $1.0 million and $0.3 million, respectively, for the three months ended June 30, 2001, compared to $1.1 million and $0.2 million, respectively, during the same quarter of 2000. A decrease in railcar lease revenues of $0.1 million was due to lower re-lease rates earned on railcars whose leases expired during 2001 and 2000 compared to the same period of 2000. A increase in direct expenses of $0.1 million was due to higher repairs during the three months ended June 30, 2001 compared to the same period of 2000.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.3 million and $2,000, respectively, for the three months ended June 30, 2001, compared to $0.7 million and $0.1 million, respectively, during the same period of 2000. Lease revenues decreased $0.4 million due to the reduction of the lease rate on an MD-82 as part of a new lease agreement. Direct expenses decreased $0.1 million during the second quarter of 2001 compared to the same period of 2000 due to the sale of the Boeing 737-200 during 2001.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2001, compared to $1.2 million and $0.6 million, respectively, during the same period of 2000. Decreases in lease revenues of $1.1 million and direct expenses of $0.5 million during the three months ended June 30, 2001 compared to the same period in 2000 were due to the sale of all of the Partnership's wholly-owned marine vessels during 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the three months ended June 30, 2001 compared to $0.6 million and $0.2 million, respectively, during the same period of 2000. The decrease in trailer contribution of $0.4 million was due to the sale of 51% of the Partnership's trailers during 2000. The trailers that were sold were newer and earned a higher lease rate than the trailers that were not sold.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.7 million for the quarter ended June 30, 2001 decreased from $3.4 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.7 million decrease in depreciation and amortization expenses from 2000 levels reflects the decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.5 million due to the sale of certain equipment during 2001 and 2000. These decreases were offset, in part, by an increase of $0.1 million in depreciation and amortization expenses resulting from the transfer of the Partnership's interest in an entity that owned marine containers from the USPE portfolio to owned equipment during 2000.

     (ii) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the three months ended June 30, 2001 compared to the same period of 2000.

     (iii) A $0.1 million decrease in general and administrative expenses during the three months ended June 30, 2001 compared to the same period of 2000 is due to lower costs resulting from the sale of 51% of the Partnership's trailers during 2000.

     (iv) A $0.2 million increase in the provision for bad debts was due to the collection of past due receivables during the three months ended June 30, 2000 that had been previously reserved for as a bad debt. A similar collection did not occur in the same quarter of 2001.

(C)  Net Gain On Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the second quarter of 2001 totaled $0.5 million, and resulted from the sale of a marine vessel and marine containers with an aggregate net book value of $1.8 million, for proceeds of $2.0 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million. The net gain on the disposition of owned equipment for the second quarter of 2000 totaled $-0-, and resulted from the sale of marine containers and trailers, with an aggregate net book value of $0.2 million, for proceeds of $0.2 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                                            For the Three Months
                                                                               Ended June 30,
                                                                           2001              2000
                                                                        -----------------------------
Marine vessels                                                          $     984        $    (272)
Aircraft                                                                     (111)            (438)
Other                                                                          --               19
                                                                        ------------     ------------
    Equity in net income (loss) of USPEs                                $     873        $    (691)
                                                                        ============     ============

Marine vessels: During the three months ended June 30, 2001, lease revenues of $1.5 million and the gain of $0.7 million from the sale of the Partnership's interest in two entities that owned marine vessels were offset by depreciation expense, direct expenses, and administrative expenses of $1.2 million. During the same period of 2000, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.1 million.

Marine vessel lease revenues increased $0.7 million during the three months ended June 30, 2001 compared to the same period of 2000. The increase in lease revenues is due to one marine vessel switching from a fixed rate lease to a voyage charter lease during 2001. Under a voyage charter lease, the marine vessel earns a higher lease rate, however, certain direct expenses that were paid by the lessee are now paid by the owner. The increase in direct expenses of $0.1 million during the three months ending June 30, 2001 is also the result of one marine vessel switching lease types.

Aircraft: As of June 30, 2001 and 2000, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the second quarter of 2001, revenues of $0.4 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.6 million. During the same period of 2000, revenues of $0.3 million were offset by direct expenses and administrative expenses of $0.7 million. Lease revenues increased $0.1 million due to the Boeing 737-300 being on-lease the full second quarter of 2001. This aircraft was off-lease most of the same period of 2000.

Depreciation expense, direct expenses, and administrative expenses decreased $0.1 million during the three months ended June 30, 2001 due to lower depreciation expense of $0.1 million as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E) Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the three months ended June 30, 2001 was $1.2 million, compared to a net loss of $0.5 million during the same period of 2000. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2001 is not necessarily indicative of future periods.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the six months ended June 30, 2001, compared to the same period of 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                            For the Six Months
                                                                              Ended June 30,
                                                                          2001             2000
                                                                        ---------------------------
Marine containers                                                       $ 2,400          $ 2,241
Railcars                                                                  1,556            1,739
Aircraft, aircraft engines and components                                 1,015            1,353
Marine vessels                                                              176              955
Trailers                                                                    167              822

Marine containers: Marine container lease revenues and direct expenses were $2.4 million and $34,000, respectively, for the six months ended June 30, 2001, respectively, compared to $2.2 million and $6,000, respectively, during the same period of 2000. The increase in lease revenues of $0.2 million during the six months ended June 30, 2001, compared to the same period in 2000, was due to the transfer of the Partnership's interest in an entity that owned marine containers from a USPE to owned equipment during 2000.

Railcars: Railcar lease revenues and direct expenses were $2.1 million and $0.5 million, respectively, for the six months ended June 30, 2001, respectively, compared to $2.2 million and $0.5 million, respectively, during the same period of 2000. A decrease in railcar lease revenues of $0.1 million was due to lower re-lease rates earned on railcars whose leases expired during 2001 and 2000 compared to the same period of 2000. An increase in direct expense of $46,000 was due to higher repairs during the six months ending June 30, 2001 compared to the same period of 2000.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $1.0 million and $9,000, respectively, for the six months ended June 30, 2001, compared to $1.4 million and $37,000, respectively, during the same period of 2000. Lease revenues decreased $0.4 million due to the reduction of the lease rate on an MD-82 as part of a new lease agreement.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.5 million and $0.3 million, respectively, for the six months ended June 30, 2001, compared to $2.4 million and $1.4 million, respectively, during the same period of 2000. Decreases in lease revenues of $1.9 million and direct expenses of $1.1 million during the six months ended June 30, 2001, compared to the same period in 2000, were due to the sale of all of the Partnership's wholly-owned marine vessels during 2001 and 2000.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.2 million, respectively, for the six months ended June 30, 2001 compared to $1.2 million and $0.4 million, respectively, during the same period of 2000. The decrease in trailer contribution of $0.7 million was due to the sale of 51% of the Partnership's trailers during 2000. Additionally, the decrease of $0.1 million during the six months ended June 30, 2001 was due to lower utilization earned on the remainder of the trailer fleet compared to the same period of 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.7 million for the quarter ended June 30, 2001 decreased from $7.0 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $1.3 million decrease in depreciation and amortization expenses from 2000 levels reflects the decrease of approximately $0.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $1.0 million due to the sale of certain equipment during 2001 and 2000. These decreases were offset, in part, by an increase of $0.2 million in depreciation and amortization expenses resulting from the transfer of the Partnership's interest in an entity that owned marine containers from the USPE portfolio to owned equipment during 2000.

     (ii) A $0.2 million decrease in management fees was due to lower lease revenues earned by the Partnership during the six months ended June 30, 2001 compared to the same period of 2000.

     (iii) A $0.1 million increase in general and administrative expenses during the six months ended June 30, 2001 was due to an increase of $0.1 million resulting from allocations by the General Partner due to severance costs related to staff reductions and $0.2 million due to higher professional costs, offset in part, by lower costs of $0.1 million resulting from the sale of 51% of the Partnership's trailers during 2000 compared to the same period of 2000.

     (iv) A $0.2 million increase in the provision for bad debts was due to the collection of past due receivables during the six months ended June 30, 2000 that had been previously reserved for as a bad debt. A similar collection did not occur in the same period of 2001.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the six months ended June 30, 2001 totaled $1.1 million, and resulted from the sale of a Boeing 737-200 commercial aircraft, marine vessel, trailer, and marine containers with an aggregate net book value of $2.8 million, for proceeds of $3.6 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million. The net loss on the disposition of owned equipment for the six months ended June 30, 2000 totaled $0.1 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $0.4 million, for proceeds of $0.4 million.

(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                                             For the Six Months
                                                                               Ended June 30,
                                                                           2001              2000
                                                                        -----------------------------
Marine vessels                                                          $   1,574        $    (525)
Aircraft                                                                     (754)            (745)
Other                                                                          --               34
                                                                        ------------     ------------
    Equity in net income (loss) of USPEs                                $     820        $  (1,236)
                                                                        ============     ============

Marine vessels: During the six months ended June 30, 2001, lease revenues of $3.4 million and the gain of $0.7 million from the sale of the Partnership's interest in two entities that owned marine vessels were offset by depreciation expense, direct expenses, and administrative expenses of $2.5 million. During the same period of 2000, lease revenues of $1.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.3 million.

Marine vessel lease revenues increased $0.9 million during the six months ended June 30, 2001 due to one marine vessel being on lease for six months of 2001, that was in dry dock for six weeks during the same period of 2000. During the dry dock period, the marine vessel did not earn any lease revenues. The increase in lease revenues of $0.7 million is due to the same marine vessel switching from a fix-rate lease to a voyage charter lease during 2001. Under a voyage charter lease, the marine vessel earns a higher lease rate, however, certain direct expenses that were paid by the lessee are now paid by the owner.

Direct expenses increased $0.3 million during the six months ending June 30, 2001 as a result of one marine vessel switching to a voyage charter lease. Direct expenses increased $0.2 million due to the same marine vessel being on lease during 2001 while during the same period of 2000, this marine vessel was in dry dock for six weeks and incurred lower operating expenses. The increase in direct expenses was offset in part, by a decrease of $0.2 million resulting from the sale of two marine vessels.

Aircraft: As of June 30, 2001 and 2000, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the six months ended June 30, 2001, revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.5 million. During the same period of 2000, revenues of $0.5 million were offset by direct expenses and administrative expenses of $1.2 million. Lease revenues increased $0.3 million during the six months ending June 30, 2001 due to the Boeing 737-300 being on-lease the full six months of 2001. This aircraft was off-lease most of the same period of 2000.

Depreciation expense, direct expenses, and administrative expenses increased $0.3 million during the six months ended June 30, 2001 compared to the same period of 2000. Direct expenses increased $0.4 million due to required repairs and maintenance to the Boeing 737-300 that were not required during the same period of 2000. During 2001, administrative expenses were higher by $0.1 million resulting from the collection of an unpaid accounts receivable during 2000 that had been reserved for as a bad debt in a previous year. A similar collection was not received during 2001. These increases were offset, in part, by $0.2 million in lower depreciation expense as the result of the double declining-balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E) Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 2001 was $1.7 million, compared to a net loss of $1.1 million during the same period of 2000. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2001 is not necessarily indicative of future periods. In the six months ended June 30, 2001, the Partnership distributed $1.3 million to the limited partners, or $0.16 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2001, the Partnership generated $4.5 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and make distributions (total for the six months ended June 30, 2001 of $1.4 million) to the partners.

During the six months ended June 30, 2001, the Partnership disposed of owned equipment and investments in USPE's for aggregate proceeds of $5.8 million.

Accounts receivable decreased $0.9 million during the six months ended June 30, 2001. A decrease of $0.6 million was caused by amounts the Partnership owes to a lessee being offset against receivables due from the same lessee. An additional decrease of $0.3 million during the six months ended June 30, 2001 is due to the timing of cash receipts.

Investments in USPEs decreased $2.9 million during the six months ended June 30, 2001 due to cash distributions of $1.4 million and liquidating distributions of $2.3 million resulting from the sale of two entities owning marine vessels from the USPEs to the Partnership. These increases were offset, in part, by $0.8 million in income that was recorded from the Partnership's equity interests in USPEs for the six months ended June 30, 2001.

Accounts payable decreased $0.9 million during the six months ended June 30, 2001. A decrease of $0.6 million was caused by amounts the Partnership owes to a lessee being offset against receivables due from the same lessee. An additional decrease of $0.3 million during the six months ended June 30, 2001 is due to the timing of cash payments.

The Partnership is scheduled to make an annual debt payment of $10.0 million to the lenders of the notes payable on November 19, 2001. The Partnership currently has $18.2 million of cash that came from operations and equipment sales. This cash will be used, in part, to make the required debt payment.

During 2001, FSI entered into a joint $15.0 million credit facility on behalf of the Partnership, PLM Equipment Growth & Income Fund VII (EGF VII), Professional Lease Management Income Fund I (Fund I), and Acquisub LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of FSI. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Partnership, as defined in the credit facility. The Partnership, EGF VII, Fund I, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues at either the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner.

As of August 10, 2001, no eligible borrower has any outstanding borrowings under the warehouse facility.

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

Other factors affecting the Partnership's contribution during the remainder of 2001 and beyond include:

1. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment

2. Railcar loadings in North America for the six months ending June 30, 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

3. Certain of the Partnership's marine vessels operate in the voyage charter market or the time charter market. Voyage charters and time charters are usually short in duration and reflect the short-term demand and pricing trends in the marine vessel market. During the first six months of 2001, the Partnership's product tanker marine vessel on voyage charter has been earning a lease rate higher than historical lease rates. The outlook for the remainder of 2001 would indicate that lease rates for the Partnership's product tanker marine vessel with this type of charter will flatten and possibly begin a downward trend over the next months.

4. Recent changes in economic condition of the airline industry have adversely affected the demand for and market values for aircraft. These changes could adversely lower the contribution of aircraft to the Partnership and the residual value of the aircraft. Currently, all of the owned and jointly owned aircraft are subject to contracted lease agreements.

Until resolution of the Koch and Romei matters related to the purchase of Partnership units (see note 10 to the unaudited financial statements), the Partnership will not make cash distributions to the partners.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2001, 74% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (US) currency. If these lessees currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.














                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

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


                                           PLM EQUIPMENT GROWTH FUND VI

                                           By:      PLM Financial Services, Inc.
                                                    General Partner




Date:  August 10, 2001                     By:      /s/ Stephen M. Bess
                                                    ----------------------------
                                                    Stephen M. Bess
                                                    President and
                                                    Chief Accounting Officer