Form 10-Q
period 2001-09-30
PLM EQUIPMENT GROWTH FUND VI
filed 2001-11-14
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended September 30, 2001


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (IN THOUSANDS OF DOLLARS, EXCEPT UNIT AMOUNTS)
                                   (UNAUDITED)


                                                                             September 30,       December 31,
                                                                               2001                 2000
                                                                           -----------------------------------
ASSETS

Equipment held for operating leases                                        $    63,942          $    67,292
Less accumulated depreciation                                                  (39,592)             (36,829)
                                                                           -----------------------------------
                                                                                24,350               30,463
Equipment held for sale                                                             --                1,042
                                                                           -----------------------------------
  Net equipment                                                                 24,350               31,505

Cash and cash equivalents                                                       19,421                9,226
Accounts receivable, less allowance for doubtful accounts
    of $493 in 2001 and $402 in 2000                                             1,125                1,979
Investments in unconsolidated special-purpose entities                          17,766               21,106
Deferred charges, net of accumulated amortization of
    $582 in 2001 and $388 in 2000                                                  102                  146
Prepaid expenses and other assets                                                   54                  101
                                                                           -----------------------------------

      Total assets                                                         $    62,818          $    64,063
                                                                           ===================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                      $     1,369          $     1,171
Due to affiliates                                                                1,059                  821
Lessee deposits and reserve for repairs                                             12                  449
Note payable                                                                    30,000               30,000
                                                                           -----------------------------------
  Total liabilities                                                             32,440               32,441
                                                                           -----------------------------------

Partners' capital:
Limited partners (8,189,463 limited partnership units as of
    September 30, 2001 and 8,189,465 as of December 31, 2000)                   30,378               31,622
General Partner                                                                     --                   --
                                                                           -----------------------------------
  Total partners' capital                                                       30,378               31,622
                                                                           -----------------------------------

      Total liabilities and partners' capital                              $    62,818          $    64,063
                                                                           ===================================













       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF OPERATIONS
         (IN THOUSANDS OF DOLLARS, EXCEPT WEIGHTED-AVERAGE UNIT AMOUNTS)
                                   (UNAUDITED)

                                                     For the Three Months              For the Nine Months
                                                      Ended September 30,              Ended September 30,
                                                     2001            2000              2001           2000
                                                   ------------------------------------------------------------
REVENUES

Lease revenue                                      $  2,567       $  4,192          $   8,998      $  13,578
Interest and other income                               244             30                561            138
Net gain (loss) on disposition of equipment             (22)         1,848              1,035          1,776
                                                   ------------------------------------------------------------
    Total revenues                                    2,789          6,070             10,594         15,492
                                                   ------------------------------------------------------------

EXPENSES

Depreciation and amortization                         1,771          2,292              5,118          6,956
Repairs and maintenance                                 454            572              1,142          1,521
Equipment operating expense                              52            464                475          1,709
Insurance expense                                         2            113                 85            215
Management fees to affiliate                            142            244                492            748
Interest expense                                        503            514              1,508          1,526
General and administrative expenses
      to affiliates                                      58            201                357            544
Other general and administrative expenses             1,292            281              1,948            828
Loss on revaluation of equipment                         --            373                 --            373
Provision for (recovery of) bad debts                    11             --                 98            (81)
                                                   ------------------------------------------------------------
    Total expenses                                    4,285          5,054             11,223         14,339
                                                   ------------------------------------------------------------

Equity in net income (loss) of unconsol-
      idated special-purpose entities                   (63)          (136 )              757         (1,372)
                                                   ------------------------------------------------------------

Net income (loss)                                  $ (1,559)      $    880          $     128      $    (219)
                                                   ============================================================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                   $ (1,559)      $    708          $      42      $    (736)
General Partner                                          --            172                 86            517
                                                   ------------------------------------------------------------

Total                                              $ (1,559)      $    880          $     128      $    (219)
                                                   ============================================================

Limited partners' net income (loss) per
    weighted-average limited partnership unit      $  (0.19)      $   0.09          $    0.01      $   (0.09
                                                   ============================================================

Cash distributions                                 $     --       $  3,449          $   1,372      $  10,346
                                                   ============================================================

Cash distributions per weighted-average
    limited partnership unit                       $     --       $   0.40          $    0.16      $    1.20
                                                   ============================================================







       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            ( A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
          FOR THE PERIOD FROM DECEMBER 31, 1999 TO SEPTEMBER 30, 2001
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                            Limited              General
                                                            Partners             Partner               Total
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 1999               $   45,021            $    --             $   45,021

Net income (loss)                                               (278)               690                    412

Purchase of limited partnership units                            (17)                --                    (17)

Cash distributions                                           (13,104)              (690)               (13,794)
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 2000                   31,622                 --                 31,622

Net income                                                        42                 86                    128

Cash distributions                                            (1,286)               (86)                (1,372)
                                                          -------------------------------------------------------

  Partners' capital as of September 30, 2001              $   30,378            $    --             $   30,378
                                                          =======================================================
































       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (IN THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    For the Nine Months
                                                                                    Ended September 30,
                                                                                  2001           2000
                                                                               ----------------------------
OPERATING ACTIVITIES

Net income (loss)                                                              $      128     $    (219)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                     5,118         6,956
  Loss on revaluation of equipment                                                     --           373
  Net gain on disposition of equipment                                             (1,035)       (1,776)
  Equity in net (income) loss from unconsolidated special-purpose
    entities                                                                         (757)        1,372
  Changes in operating assets and liabilities:
    Restricted cash                                                                    --            15
    Accounts receivable, net                                                          847            57
    Prepaid expenses and other assets                                                  47            53
    Accounts payable and accrued expenses                                             237          (160)
    Due to affiliates                                                                 238             6
    Lessee deposits and reserve for repairs                                          (137)          (10)
                                                                                ---------------------------
      Net cash provided by operating activities                                     4,686         6,667
                                                                                ---------------------------

INVESTING ACTIVITIES

Payment for equipment purchases and capitalized improvements                           (2)         (946)
Investment in unconsolidated special-purpose entity                                  (632)           --
Payment of acquisition fees to affiliate                                             (678)           --
Payment of lease negotiation fees to affiliate                                       (150)           --
Distributions from unconsolidated special-purpose entities                          2,475         2,814
Distribution from liquidation of unconsolidated special-purpose entities            2,254            --
Proceeds from disposition of equipment                                              3,614         3,768
                                                                                ---------------------------
      Net cash provided by investing activities                                     6,881         5,636
                                                                                ---------------------------

FINANCING ACTIVITIES

Proceeds from short-term warehouse facility                                            --           600
Payment of short-term warehouse facility                                               --          (600)
Cash distributions paid to limited partners                                        (1,286)       (9,829)
Cash distributions paid to General Partner                                            (86)         (517)
Purchase of limited partnership units                                                  --           (17)
                                                                                ---------------------------
      Net cash used in financing activities                                        (1,372)      (10,363)
                                                                                ---------------------------

Net increase in cash and cash equivalents                                          10,195         1,940
Cash and cash equivalents at beginning of period                                    9,226         2,486
                                                                               ---------------------------
Cash and cash equivalents at end of period                                     $   19,421     $   4,426
                                                                                ===========================

SUPPLEMENTAL INFORMATION

Interest paid                                                                  $    1,508     $   1,526
                                                                                ===========================




       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund VI (the Partnership) as of September 30, 2001 and December 31, 2000, the unaudited condensed statements of operations for the three and nine months ended September 30, 2001 and 2000, the unaudited condensed statements of changes in partners' capital for the period from December 31, 1999 to September 30, 2001, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the condensed financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2000, on file at the Securities and Exchange Commission.

2. SCHEDULE OF PARTNERSHIP PHASES

As of September 30, 2001, pursuant to the equitable settlement related to the Koch and Romei actions (see Note 10 to the unaudited condensed financial statements), the Partnership phases have been amended. The amendment extends the period in which the Partnership will be able to reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment until December 31, 2004. During that time, the General Partner may purchase additional equipment, consistent with the objectives of the Partnership. The Partnership will terminate on December 11, 2011, unless terminated earlier upon the sale of all equipment and by certain other assets.

3. CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered to represent a return of capital. For the three months ended September 30, 2001 and 2000, cash distributions totaled $-0- and $3.4 million, respectively. For the nine months ended September 30, 2001 and 2000, cash distributions totaled $1.4 million and $10.3 million, respectively. Cash distributions of $1.2 million and $9.8 million to the limited partners for the nine months ended September 30, 2001 and 2000, respectively, were deemed to be a return of capital.

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of September 30, 2001 and December 31, 2000 included $0.1 million, due to FSI and its affiliates for management fees and $0.9 million and $0.7 million, respectively, due to affiliated unconsolidated special-purpose entities (USPEs).

The Partnership's proportional share of USPE-affiliated management fees payable as of September 30, 2001 and December 31, 2000 are $23,000 and $0.1 million, respectively.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES CONDENSED TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

4. TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES (continued)

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2001 and 2000 is listed in the following table (in thousands of dollars):

                                                     For the Three Months               For the Nine Months
                                                      Ended September 30,               Ended September 30,
                                                     2001            2000              2001            2000
                                                   -------------------------------------------------------------
Management fees                                    $     30       $     44          $     281       $     155
Data processing and administrative
   expenses                                              25              9                120              34

5. EQUIPMENT

Owned equipment held for operating leases is stated at cost. Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale. The components of owned equipment were as follows (in thousands of dollars):

                                                    September 30,       December 31,
                                                      2001                 2000
                                                   ----------------------------------

Marine containers                                  $   25,249          $   25,566
Railcars                                               17,227              17,244
Aircraft, aircraft engines, and components             16,224              16,224
Trailers                                                5,242               5,258
Marine vessels                                             --               3,000
                                                   -----------         -----------
                                                       63,942              67,292
Less accumulated depreciation                         (39,592)            (36,829)
                                                                       -----------
                                                   -----------
                                                       24,350              30,463
Equipment held for sale                                    --               1,042
                                                                       -----------
                                                   -----------
    Net equipment                                  $   24,350          $   31,505
                                                   ===========         ===========

As of September 30, 2001, all owned equipment in the Partnership's portfolio was on lease except for 145 railcars. As of December 31, 2000, all owned equipment in the Partnership's portfolio was on lease except for a Boeing 737-200 Stage II commercial aircraft and 48 railcars. The net book value of the off-lease equipment was $0.9 million as of September 30, 2001 and $1.5 million as of December 31, 2000.

A Boeing 737-200 commercial aircraft, subject to a pending contract for sale, was held for sale as of December 31, 2000 at the lower of the equipment's depreciated cost or fair value, less cost to sell.

During the nine months ended September 30, 2001, the Partnership disposed of a Boeing 737-200 commercial aircraft, a marine vessel, marine containers, railcars, and a trailer with an aggregate net book value of $2.9 million, for proceeds of $3.6 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million. During the nine months ended September 30, 2000, the Partnership disposed of marine containers, trailers, and railcars, with an aggregate net book value of $2.0 million for proceeds of $3.8 million.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The net investments in USPEs include the following jointly-owned equipment (and related assets and liabilities) (in thousands of dollars):

                                                                               September 30,    December 31,
                                                                                  2001             2000
                                                                              ------------------------------
   62% interest in a trust owning a Boeing 737-300 stage III
             commercial aircraft                                              $    9,750        $  10,316
   53% interest in an entity owning a product tanker                               4,787            5,467
   40% interest in a trust owning two DC-9 stage III commercial aircraft
             on a direct finance lease                                             3,253            3,592
   20% interest in an entity that owned a handymax dry-bulk carrier                   (1)             877
   50% interest in an entity that owned a container feeder vessel                    (23)             854
                                                                              -----------       ----------
       Net investments                                                        $   17,766        $  21,106
                                                                              ===========       ==========

As of September 30, 2001 and December 31, 2000, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

During the nine months ended September 30, 2001, the General Partner sold the Partnership's 20% interest in an entity that owned a handymax dry bulk-carrier marine vessel and its 50% interest in an entity that owned a container feeder marine vessel. The Partnership's interest in these entities was sold for proceeds of $2.3 million for its net investment of $1.8 million. Included in the net gain on sale of these entities was the unused portion of marine vessel drydocking liability of $0.2 million.

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

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
     For the three months ended             Vessel   Aircraft   Railcar   Trailer    Container
         September 30, 2001                Leasing   Leasing    Leasing   Leasing     Leasing    Other(1)   Total
     ----------------------------------    --------- ---------  --------- ---------  ---------- --------- -----------

     REVENUES
       Lease revenue                       $      2  $    409   $    827  $    223   $  1,106  $     --   $  2,567
       Interest income and other                 73        --         --        --         --       171        244
       Loss on disposition of equipment          --        (2)        (5)       --        (15)       --        (22)
                                           ------------------------------------------------------------------------
         Total revenues                          75       407        822       223      1,091       171      2,789

     COSTS AND EXPENSES
       Operations support                       (23)        7        381       112         15        16        508
       Depreciation and amortization             --       347        265        74        939       146      1,771
       Interest expense                          --        --         --        --         --       503        503
       Management fees to affiliate              --        16         59        11         56        --        142
       General and administrative expenses        1       (13)        52        40         --     1,270      1,350
       Provision for bad debts                   --        --         11        --         --        --         11
                                           ------------------------------------------------------------------------
         Total costs and expenses               (22)      357        768       237      1,010     1,935      4,285
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       116      (179)        --        --         --        --        (63)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    213  $   (129)  $     54  $    (14)        81    (1,764)  $ (1,559)
                                           ========================================================================

     Total assets as of September 30, 2001 $  4,841  $ 14,083   $  6,957  $  1,500   $ 15,860  $ 19,577   $ 62,818
                                           ========================================================================

(1)  Includes certain assets not identifiable to a particular  segment,  such as cash, prepaid expenses, and deferred charges. Also includes interest income and  costs not  identifiable  to a  particular  segment,  such as  interest
     expense,  and  certain  amortization,   general  and  administrative,   and
     operations support expenses.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   OPERATING SEGMENTS (continued)

                                            Marine                                    Marine
     For the three months ended             Vessel   Aircraft   Railcar   Trailer    Container
         September 30, 2000                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $    567  $    694   $  1,042  $    702   $  1,187  $     --   $  4,192
       Interest income and other                 --        --         --        --         --        30         30
       Gain on disposition of equipment          --        --          3     1,841          4        --      1,848
                                           ------------------------------------------------------------------------
         Total revenues                         567       694      1,045     2,543      1,191        30      6,070

     COSTS AND EXPENSES
       Operations support                       659         9        223       245          3        10      1,149
       Depreciation and amortization            400       582        320       164        819         7      2,292
       Interest expense                          --        --         --        --         --       514        514
       Management fees to affiliate              28        30         87        40         59        --        244
       General and administrative expenses       15        73         21       166          3       204        482
       Loss on revaluation of equipment          --       373         --        --         --        --        373
       Provision for (recovery of) bad           --        --          5        (5)        --        --         --
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,102     1,067        656       610        884       735      5,054
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (167)       24         --        --          7        --       (136)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $   (702) $   (349)  $    389  $  1,933   $    314  $   (705)  $    880
                                           ========================================================================

     Total assets as of September 30, 2000 $ 14,715  $ 18,592   $  7,929  $  1,820   $ 18,858  $  4,616   $ 66,530
                                           ========================================================================


                                            Marine                                    Marine
     For the nine months ended              Vessel   Aircraft   Railcar   Trailer    Container
         September 30, 2001                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $    515  $  1,433   $  2,885  $    625   $  3,540  $     --   $  8,998
       Interest income and other                 73        40         --        --         --       448        561
       Gain (loss) on disposition of            488       518         (5)        2         32        --      1,035
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                       1,076     1,991      2,880       627      3.572       448     10,594

     COSTS AND EXPENSES
       Operations support                       314        16        883       347         49        93      1,702
       Depreciation and amortization            102     1,388        807       220      2,434       167      5,118
       Interest expense                          --        --         --        --         --     1,508      1,508
       Management fees to affiliate              26        58        200        31        177        --        492
       General and administrative expenses       48       211        104       111          1     1,830      2,305
       Provision for bad debts                   --        46         43         2          7        --         98
                                           ------------------------------------------------------------------------
         Total costs and expenses               490     1,719      2,037       711      2,668     3,598     11,223
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs     1,690      (933)        --        --         --        --        757
                                           ------------------------------------------------------------------------
     Net income (loss)                     $  2,276  $   (661)  $    843  $    (84 ) $    904  $ (3,150)  $    128
                                           ========================================================================

     Total assets as of September 30, 2001 $  4,841  $ 14,083   $  6,957  $  1,500   $ 15,860  $ 19,577   $ 62,818
                                           ========================================================================


(1)  Includes certain assets not identifiable to a particular  segment,  such as cash, prepaid expenses, and deferred charges. Also includes interest income and  costs not  identifiable  to a  particular  segment,  such as  interest
     expense,  and  certain  amortization,   general  and  administrative,   and
     operations support expenses.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.   OPERATING SEGMENTS (continued)


                                            Marine                                    Marine
     For the nine months ended              Vessel   Aircraft   Railcar   Trailer    Container
           September 30, 2000              Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $  2,935  $  2,083   $  3,237  $  1,889   $  3,434  $     --   $  13,578
       Interest income and other                 --        --         --        --         --       138         138
       Gain (loss) on disposition of             --        --         23     1,810        (57)       --       1,776
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                       2,935     2,083      3,260     3,699      3,377       138      15,492


     Costs and expenses
       Operations support                     2,072        46        679       610          9        29       3,445
       Depreciation and amortization          1,191     1,746        960       490      2,547        22       6,956
       Interest expense                          --        --         --        --         --     1,526       1,526
       Management fees to affiliate             147        93        220       108        180        --         748
       General and administrative expenses       56       178         84       405         10       639       1,372
       Loss on revaluation of equipment          --       373         --        --         --        --         373
       Recovery of bad debts                     --        (9)       (58)      (14)        --        --         (81)
                                           -------------------------------------------------------------------------
         Total costs and expenses             3,466     2,427      1,885     1,599      2,746     2,216      14,339
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (692)     (721)        --        --         44        (3)     (1,372)
                                           -------------------------------------------------------------------------
     Net income (loss)                     $ (1,223) $ (1,065)  $  1,375  $  2,100   $    675  $ (2,081)  $    (219)
                                           =========================================================================

     Total assets as of September 30, 2000 $ 14,715  $ 18,592   $  7,929  $  1,820   $ 18,858  $  4,616   $  66,530
                                           =========================================================================


(1)  Includes certain assets not identifiable to a particular  segment,  such as cash, prepaid expenses, and deferred charges. Also includes interest income and  costs not  identifiable  to a  particular  segment,  such as  interest
     expense,  and  certain  amortization,   general  and  administrative,   and
     operations support expenses.


8. NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2001 was 8,189,463 and 8,189,464, respectively. The weighted-average number of Partnership units deemed outstanding during the three and nine months ended September 30, 2000 was 8,189,465 and 8,190,034, respectively.

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

As of September 30, 2001, no eligible borrower had any outstanding borrowings under the warehouse facility.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

9. DEBT (continued)

The Partnership's note payable agreement requires that the total indebtedness of the Partnership as defined in the agreement not exceed 33 1/3 % of the total fair market value of equipment plus interests in USPEs plus cash and cash equivalents. As of September 30, 2001, the total indebtedness of the Partnership was 36% of the total fair market value of equipment plus interests in USPE's plus cash and cash equivalents. On November 13, 2001, the Partnership made the regularly scheduled $10.0 million payment. After this payment, the Partnership was in compliance with all covenants in the note payable agreement.

10. CONTINGENCIES

PLM International Inc., (the Company) and various of its wholly owned subsidiaries are defendants in a class action lawsuit filed in January 1997 and which is pending in the United States District Court for the Southern District of Alabama, Southern Division (Civil Action No. 97-0177-BH-C) (the court). The named plaintiffs are six individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), PLM Equipment Growth Fund VI (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII), collectively (the Funds), each a California limited partnership for which the Company's wholly owned subsidiary, PLM Financial Services, Inc. (FSI), acts as the General Partner.

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




                      PLM EQUIPMENT GROWTH & INCOME FUND VI
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

10. CONTINGENCIES (continued)

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

The court preliminarily approved the monetary and equitable settlements in August 2000, and information regarding each of the settlements was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001 the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving both settlements. No appeal has been filed and the time for filing an appeal has expired. Therefore, monetary class members who submitted claims will be paid their settlement amount out of the monetary fund by the third-party claims administrator once the final settlement amounts are calculated pursuant to the formula set forth in the settlement agreement and court order. Similarly the equitable settlement will be implemented promptly. For those equitable class members who submitted timely requests for the repurchase of their limited partnership units, the respective partnerships will repurchase such units by December 31, 2001.

The Partnership, together with affiliates, has initiated litigation in various official forums in India against two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contract. The Partnership has repossessed all of its property previously leased to these airlines. In response to the Partnership's collection efforts, the airline lessees filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims. The General Partner believes the likelihood of an unfavorable outcome from the counterclaims is remote.

During 2001, an arbitration hearing was held between one India lessee and the Partnership and the Partnership was awarded a settlement. The General Partner and the lessee are in the process of negotiating the settlement in a manner that benefits all parties involved. The General Partner did not accrue the settlement because the likelihood collection of the settlement is remote. The General Partner will continue to try to collect the full amount of the settlement.

During 2001, the General Partner has decided to minimize its collection efforts from the other India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has a limited ability to pay.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.




11. SUBSEQUENT EVENTS

In October 2001, the General Partner, on behalf of the Partnerships, signed a commitment letter to refinance the Partnership's note payable. The commitment is for a $30.0 million term loan facility with a maturity date of five years after funding. The loan will call for equal quarterly principal plus interest payments over the term of the loan. The note will bear interest at either the floating rate of LIBOR plus 2.5% or the fixed rate of the lender's cost of funds, as defined in the agreement, plus 2.5%. Concurrent with the close of this facility, the amount available to be borrowed under the joint credit facility (see Note 9 to the unaudited condensed financial statements), will be reduced from $15.0 million to $10.0 million.

The Partnership will incur a prepayment penalty of approximately $1.1 million to prepay the existing senior note payable. This amount has been accrued in the Partnership's September 30, 2001 financial statements. The new term loan facility is expected to close in the fourth quarter of 2001.

On November 13, 2001, the Partnership made the regularly scheduled $10.0 million debt payment.
























                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND VI'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2001, compared to the same period of 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 of the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                           For the Three Months
                                                                           Ended September 30,
                                                                          2001             2000
                                                                        ---------------------------
Marine containers                                                       $ 1,091          $ 1,184
Railcars                                                                    446              819
Aircraft, aircraft engines and components                                   402              685
Trailers                                                                    111              457
Marine vessels                                                               25              (92)

Marine containers: Marine container lease revenues and direct expenses were $1.1 million and $15,000, respectively, for the three months ended September 30, 2001, compared to $1.2 million and $3,000, respectively, during the same quarter of 2000. The decrease in lease revenues of $0.1 million during the third quarter of 2001 compared to the same period in 2000 was due to a decrease of $0.2 million resulting from lower marine container utilization. This decrease was partially offset by a $0.1 million increase from the transfer of the Partnership's interest in an entity that owned marine containers from an unconsolidated special-purpose entity (USPE) to owned equipment during 2000

Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.4 million, respectively, for the three months ended September 30, 2001, compared to $1.0 million and $0.2 million, respectively, during the same quarter of 2000. A decrease in railcar lease revenues of $0.2 million was due to lower re-lease rates earned on railcars whose leases expired during 2001 and 2000 compared to the same period of 2000. A increase in direct expenses of $0.2 million was due to higher repairs during the three months ended September 30, 2001 compared to the same period of 2000.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.4 million and $7,000, respectively, for the three months ended September 30, 2001, compared to $0.7 million and $9,000, respectively, during the same period of 2000. Lease revenues decreased $0.3 million due to the reduction in the lease rate on a MD-82 as part of a new lease agreement.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2001 compared to $0.7 million and $0.2 million, respectively, during the same period of 2000. The decrease in trailer contribution of $0.3 million was due to the sale of 51% of the Partnership's trailers during 2000. The trailers that were sold were newer and earned a higher lease rate than the trailers that were not sold.

Marine vessels: Marine vessel lease revenues and direct expenses were $2,000 and $(23,000), respectively, for the three months ended September 30, 2001, compared to $0.6 million and $0.7 million, respectively, during the same period of 2000. Decreases in lease revenues of $0.6 million and direct expenses of $0.7 million during the three months ended September 30, 2001 compared to the same period in 2000 were due to the sale of all of the Partnership's wholly-owned marine vessels during 2001 and 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.8 million for the quarter ended September 30, 2001 decreased from $3.9 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $0.5 million decrease in depreciation and amortization expenses from 2000 levels reflects the decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.7 million due to the sale of certain equipment during 2001 and 2000.

These decreases were offset, in part, by an increase of $0.3 million in depreciation and amortization expenses resulting from the transfer of the Partnership's interest in an entity that owned marine containers from the USPE portfolio to owned equipment during 2000 and a $0.2 million increase due to the amortization of deferred charges.

     (ii) A $0.4 decrease in loss on revaluation of equipment was due to the reduction of the carrying value of a Boeing 737 200 commercial aircraft to its estimated net realizable value in the three months ended September 30, 2000. There was no revaluation of equipment required during the same period of 2001.

     (iii) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the three months ended September 30, 2001 compared to the same period of 2000.

     (iv) A $0.9 million increase in general and administrative expenses during the three months ended September 30, 2001 compared to the same period of 2000 was due to the accrual of a $1.1 million debt prepayment penalty related to the Partnerships note payable, partially offset by a $0.2 decrease in trailer expenses due to the sale of 51% of the Partnership's trailers during 2000.

(C) Net Gain (Loss) on Disposition of Owned Equipment

The net loss on the disposition of owned equipment for the third quarter of 2001 totaled $22,000, and resulted from the sale of marine containers and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.1 million. The net gain on the disposition of owned equipment for the third quarter of 2000 totaled $1.8 million, and resulted from the sale of marine containers, trailers, and a railcar with an aggregate net book value of $1.5 million, for proceeds of $3.4 million.

(D)  Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                      For the Three Months
                                                      Ended September 30,
                                                     2001              2000
                                                  -----------------------------
Marine vessels                                    $     116        $    (167)
Aircraft                                               (179)              24
Other                                                    --                7
                                                  ------------     ------------
    Equity in net loss of USPEs                   $     (63)       $    (136)
                                                  ============     ============

Marine vessels: During the three months ended September 30, 2001, lease revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During the same period of 2000, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million.

Marine vessel lease revenues increased $0.3 million during the three months ended September 30, 2001 compared to the same period of 2000. A $0.6 increase in lease revenues is due to one marine vessel switching from a fixed rate lease to a voyage charter lease during 2001. Under a voyage charter lease, the marine vessel earns a higher lease rate, however, certain direct expenses that were paid by the lessee are now paid by the owner. This increase was partially offset by a decrease in revenue of $0.3 due to the sale of entities in which the Partnership had an interest.

Marine vessel direct expenses increased $0.1 million during the three months ending September 30, 2001 compared to the same period of 2000. A $0.3 increase is the result of one marine vessel switching lease types. This increase was partially offset by a decrease in direct expenses of $0.2 due to the sale of two of the Partnership's jointly-owned vessels in the second quarter of 2001.

Aircraft: As of September 30, 2001 and 2000, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the third quarter of 2001, revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. During the same period of 2000, revenues of $0.6 million were offset by direct expenses, depreciation expense, and administrative expenses of $0.6 million. Lease revenues decreased $0.1 million due to lower lease rates during the third quarter of 2001, as compared to the third quarter of 2000.

Depreciation expense, direct expenses, and administrative expenses increased $0.1 million during the three months ended September 30, 2001 due an $0.1 increase in amortization expense for deferred charges.

(E) Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the three months ended September 30, 2001 was $1.6 million, compared to a net income of $0.9 million during the same period of 2000. The Partnership's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2001 is not necessarily indicative of future periods.

COMPARISON OF THE PARTNERSHIP'S OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(A) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the nine months ended September 30, 2001, compared to the same period of 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                          2001             2000
                                                                        ---------------------------
Marine containers                                                       $ 3,491          $ 3,425
Railcars                                                                  2,002            2,558
Aircraft, aircraft engines and components                                 1,417            2,037
Trailers                                                                    278            1,279
Marine vessels                                                              201              863

Marine containers: Marine container lease revenues and direct expenses were $3.5 million and $49,000, respectively, for the nine months ended September 30, 2001, respectively, compared to $3.4 million and $9,000, respectively, during the same period of 2000. The increase in lease revenues of $0.1 million during the nine months ended September 30, 2001, compared to the same period in 2000, was due to a $0.1 million increase from the transfer of the Partnership's interest in an entity that owned marine containers from a USPE to owned equipment during 2000. This increase was partially offset by a $49,000 decrease in lease revenue due to lower marine container utilization.

Railcars: Railcar lease revenues and direct expenses were $2.9 million and $0.9 million, respectively, for the nine months ended September 30, 2001, respectively, compared to $3.2 million and $0.7 million, respectively, during the same period of 2000. A decrease in railcar lease revenues of $0.4 million was due to lower re-lease rates earned on railcars whose leases expired during 2001 and 2000 compared to the same period of 2000. An increase in direct expense of $0.2 was due to higher repairs during the nine months ending September 30, 2001 compared to the same period of 2000.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $1.4 million and $16,000, respectively, for the nine months ended September 30, 2001, compared to $2.1 million and $46,000, respectively, during the same period of 2000. Lease revenues were lower primarily due to the reduction of the lease rate on an MD-82 as part of a new lease agreement.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.3 million, respectively, for the nine months ended September 30, 2001 compared to $1.9 million and $0.6 million, respectively, during the same period of 2000. The decrease in trailer contribution of $1.0 million was due to the sale of 51% of the Partnership's trailers during 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $0.5 million and $0.3 million, respectively, for the nine months ended September 30, 2001, compared to $2.9 million and $2.1 million, respectively, during the same period of 2000. Decreases in lease revenues of $2.4 million and direct expenses of $1.8 million during the nine months ended September 30, 2001, compared to the same period in 2000, were due to the sale of all of the Partnership's wholly-owned marine vessels during 2001 and 2000.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $9.5 million for the nine months ended September 30, 2001 decreased from $10.9 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $1.8 million decrease in depreciation and amortization expenses from 2000 levels reflects the decrease of $1.7 million due to the sale of certain equipment during 2001 and 2000, and a $0.6 million decrease caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

These decreases were offset, in part, by an increase of $0.3 million in depreciation expenses resulting from the transfer of the Partnership's interest in an entity that owned marine containers from the USPE portfolio to owned equipment during 2000, and a $0.3 million increase in amortization expense related to deferred charges.

     (ii) A $0.4 loss on revaluation of equipment during the nine months ended September 30, 2000 resulted from the reduction of the carrying value of a Boeing 737-200 commercial aircraft to its estimated net realizable value in the nine months ended September 30, 2000. There was no revaluation of equipment required during the same period of 2001.

     (iii) A $0.3 million decrease in management fees was due to lower lease revenues earned by the Partnership during the nine months ended September 30, 2001 compared to the same period of 2000.

     (iv) A $0.9 million increase in general and administrative expenses during the nine months ended September 30, 2001 was due to $1.1 million in higher debt prepayment costs incurred in 2001, and an increase of $0.2 million due to higher professional costs. These increases were offset, in part, by lower costs of $0.2 million resulting from the sale of 51% of the Partnership's trailers during 2000, compared to the same period of 2001 and by a decrease of $0.2 million resulting from decreased allocations by the General Partner.

     (v) A $0.2 million increase in the provision for bad debts was due to the collection of past due receivables during the nine months ended September 30, 2000 that had been previously reserved for as a bad debt. A similar collection did not occur in the same period of 2001.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the nine months ended September 30, 2001 totaled $1.0 million, and resulted from the sale of a Boeing 737-200 commercial aircraft, marine vessel, trailer, railcars, and marine containers with an aggregate net book value of $2.9 million, for proceeds of $3.6 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million. The net gain on the disposition of owned equipment for the nine months ended September 30, 2000 totaled $1.8 million, and resulted from the sale of marine containers, trailers, and railcars, with an aggregate net book value of $2.0 million, for proceeds of $3.8 million.



(D) Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities

Net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting is shown in the following table by equipment type (in thousands of dollars):

                                                                            For the Nine Months
                                                                            Ended September 30,
                                                                           2001              2000
                                                                        -----------------------------
Marine vessels                                                          $   1,690        $    (692)
Aircraft                                                                     (933)            (721)
Other                                                                          --               41
                                                                        ------------     ------------
    Equity in net income (loss) of USPEs                                $     757        $  (1,372)
                                                                        ============     ============

Marine vessels: During the nine months ended September 30, 2001, lease revenues of $4.5 million and the gain of $0.7 million from the sale of the Partnership's interest in two entities that owned marine vessels were offset by depreciation expense, direct expenses, and administrative expenses of $3.5 million. During the same period of 2000, lease revenues of $2.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.2 million.

Marine vessel lease revenues increased $2.0 million during the nine months ended September 30, 2001 compared to the same period of 2000 due to:

Marine vessel lease revenues increased $2.3 million due to a marine vessel switching from a fix-rate lease to a voyage charter lease during 2001. Under a voyage charter lease, the marine vessel earns a higher lease rate, however, certain direct expenses that were paid by the lessee are now paid by the owner. Lease revenues increased $0.9 million during the nine months ended September 30, 2001 due to one marine vessel being on lease for nine months of 2001, that was in dry dock and off-lease for nine weeks during the same period of 2000. During the dry dock period, the marine vessel did not earn any lease revenues. These increases were offset, in part, by a $1.2 million decrease in lease revenue due to the sale of two marine vessels in 2001 in which the Partnership owned an interest.

Depreciation expense, direct expenses, and administrative expenses increased $0.3 million during the nine months ended September 30, 2001 compared to the same period of 2000 due to:

     (i) A $0.5 million increase in direct expenses due to higher operating expenses for one marine vessel that was on voyage charter during the nine months ending September 30, 2001, that was on fixed rate lease during part of the same period of 2000.

     (ii) A $0.2 million increase in direct expenses due to a marine vessel being on lease during all of the first nine months of 2001 that was in dry dock and off-lease for nine weeks in the same period of 2000.

     (iii) A $0.1 million increase in management fees due to higher lease rates.

     (iv) A $0.3 million decrease in depreciation expense due to a $0.2 million decrease from the sale of two marine vessels in which the Partnership owned an interest and a $0.1 million decrease due to the use of the double declining-balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

     (v) A $0.2 million decrease in direct expenses resulting from the sale of two marine vessels in which the Partnership owned an interest.

Aircraft: As of September 30, 2001 and 2000, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the nine months ended September 30, 2001, revenues of $1.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.2 million. During the same period of 2000, revenues of $1.1 million were offset by depreciation expense, direct expenses and administrative expenses of $1.8 million. Lease revenues increased $0.2 million during the nine months ending September 30, 2001 due to the Boeing 737-300 being on-lease the full nine months of 2001. This aircraft was off-lease most of the same period of 2000.



Depreciation expense, direct expenses, and administrative expenses increased $0.4 million during the nine months ended September 30, 2001 compared to the same period of 2000 due to:

(i) A $0.4 million increase due to required repairs and maintenance for a Boeing 737-300 that were not required during the same period of 2000.

(ii) A $0.1 million increase in amortization expense due to the amortization of deferred charges.

(iii) A $0.1 million increase in bad debt expenses resulting from the collection of an unpaid accounts receivable during 2000 that had been reserved for as a bad debt in a previous year. A similar collection was not received during 2001.

(iv) A $0.2 million decrease in depreciation expense due to the use of the double declining-balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

(E) Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the nine months ended September 30, 2001 was $0.1 million, compared to a net loss of $0.2 million during the same period of 2000. The Partnership's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2001 is not necessarily indicative of future periods. In the nine months ended September 30, 2001, the Partnership distributed $1.3 million to the limited partners, or $0.16 per weighted-average limited partnership unit.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the nine months ended September 30, 2001, the Partnership generated $6.5 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations, maintain working capital reserves, and make distributions (total for the nine months ended September 30, 2001 of $1.4 million) to the partners.

During the nine months ended September 30, 2001, the Partnership disposed of owned equipment and investments in USPE's for aggregate proceeds of $5.9 million.

Accounts receivable decreased $0.9 million during the nine months ended September 30, 2001. A decrease of $0.6 million was caused by amounts the Partnership owes to a lessee being offset against receivables due from the same lessee. An additional decrease of $0.3 million during the nine months ended September 30, 2001 was due to the timing of cash receipts.

Investments in USPEs decreased $3.3 million during the nine months ended September 30, 2001 due to cash distributions of $2.5 million and liquidating distributions of $2.3 million resulting from the sale of two entities owning marine vessels from the USPEs to the Partnership. These decreases were offset, in part, by $0.8 million in income recorded by the Partnership in the first nine months of 2001 and a $0.6 million additional investment in USPE's made by the Partnership.

Accounts payable increased $0.2 million during the nine months ended September 30, 2001. An increase of $1.1 million was due to a debt prepayment penalty accrued as of September 30, 2001. This increase was offset, in part, by a decrease of $0.6 million caused by amounts the Partnership owed to a lessee being offset against receivables due from the same lessee and a $0.2 million decrease due to the timing of cash payments.

As a result of the settlement in the Koch and Romei actions (see Note 10 to the unaudited condensed financial statements), the Partnership will purchase up to 10% of the Partnership's limited partnership units for 80% of the net asset valued per unit during the fourth quarter of 2001. The General Partner, on behalf of the Partnership, expects to purchase 490,707 limited partnership units for $2.8 million. The cash for this purchase will come from available cash at September 30, 2001.






DEBT FINANCING:

WAREHOUSE CREDIT FACILITY: During 2001, FSI entered into a joint $15.0 million credit facility on behalf of the Partnership, PLM Equipment Growth & Income Fund VII (EGF VII), Professional Lease Management Income Fund I (Fund I), and Acquisub LLC (ACQ), a wholly owned subsidiary of PLM International which is the parent company of FSI. The facility provides interim financing of up to 100% of the aggregate book value of eligible equipment owned by the Partnership, as defined in the credit facility. The Partnership, EGF VII, Fund I, and ACQ collectively may borrow up to $15.0 million of this facility. Outstanding borrowings by one 4borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues either at the prime rate or adjusted LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by the General Partner.

As of September 30, 2001 and November 12, 2001, no eligible borrower has any outstanding borrowings under the warehouse facility.

The General Partner is currently in discussions with the lenders of the warehouse credit facility to lower the amount available to be borrowed under the facility from $15.0 million to $10.0 million.

NOTE PAYABLE: The Partnership made an annual debt payment of $10.0 million to the lenders of the notes payable on November 13, 2001. After making the payment, the partnership has $9.4 million of cash from operations and equipment sales.

In October 2001, the General Partner, on behalf of the Partnerships, signed a commitment letter to refinance the Partnership's note payable. The commitment is for a $30.0 million term loan facility with a maturity date of five years after funding. The loan will call for equal quarterly principal plus interest payments over the term of the loan. The note will bear interest at either the floating rate of LIBOR plus 2.5% or the fixed rate of the lender's cost of funds, as defined in the agreement, plus 2.5%. Concurrent with the close of this facility, the amount available to be borrowed under the joint credit facility (see Note 9 to the unaudited condensed financial statements), will be reduced from $15.0 million to $10.0 million.

The Partnership will incur a prepayment penalty of approximately $1.1 million to prepay the existing senior notes payable. This amount has been accrued in the Partnership September 30, 2001 financial statements. The new term loan facility is expected to close in the fourth quarter of 2001.

(III) OUTLOOK FOR THE FUTURE

Pursuant to the equitable  settlement related to the Koch and Romei actions (see
Note 10 to the unaudited condensed financial statements), as of September 30, 2001, the Partnership phases have been amended. The amendment extends the period in which the Partnership will be able to reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment until December 31, 2004

The primary objective of the Partnership through the end of the reinvestment phase is to maximize the long-term return on the partner's investment. The General Partner believes this can be achieved through making additional investments with cash flow generated from operation in equipment that can be readily leased or has the possibility for appreciation in value.

Until completion of the Koch and Romei matters related to the purchase of Partnership units (see Note 10 to the unaudited condensed financial statements), the Partnership will not make cash distributions to the partners.

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





Other factors affecting the Partnership's contribution during the remainder of 2001 and beyond include:

1. The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment

2. Railcar loadings in North America for the nine months ending September 30, 2001 were below those of 2000. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

3. Certain of the Partnership's marine vessels operate in the voyage charter market or the time charter market. Voyage charters and time charters are usually short in duration and reflect the short-term demand and pricing trends in the marine vessel market. During the first nine months of 2001, the Partnership's product tanker marine vessel on voyage charter has been earning a lease rate higher than historical lease rates. The outlook for the remainder of 2001 would indicate that lease rates for the Partnership's product tanker marine vessel with this type of charter will flatten and possibly begin a downward trend over the next months.

4. The tragic events of September 11, 2001 have significantly impacted the commercial airline industry and consequently the demand for commercial aircraft. The General Partner expects the Partnership to be affected as a result of the excess supply of off-lease aircraft now available in the market, as well as the weakened financial strength of the Partnership's aircraft lessees. No direct damage occurred to any of the Partnership's aircraft as a result of these events and the General Partner is currently unable to determine the long-term effects, if any, these events may have on the Partnership's aircraft. As of September 30, 2001, substantially all of the Partnership's lease receivables remain current for owned aircraft and the Partnership's interest in trusts that owns commercial aircraft.

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

The Partnership intends to use excess cash flow, if any, after payment of operating expenses, principal and interest on debt, and cash distributions to the partners, to acquire additional equipment through the end of the reinvestment phase on December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2001, 75% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (US) currency. If these lessees currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.


                          PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
           --------------------------------

           (a)    Exhibits

                  Commitment   Letter   dated   October  11,  2001  between  the
                  Partnership and Comerica Bank for a $30.0 million term loan facility.

           (b)    Reports on Form 8-K

                  Report dated September 5, 2001 announcing the engagement of Deloitte & Touche LLP as the Partnership's auditors and the dismissal of KPMG, LLP.




















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


                                      PLM EQUIPMENT GROWTH FUND VI

                                      By:      PLM Financial Services, Inc.
                                               General Partner




Date:  November 14, 2001              By:      /s/ Stephen M. Bess
                                               ---------------------------
                                               Stephen M. Bess
                                               President and
                                               Current Chief Accounting Officer