Form 10-K
period 2001-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 2002-03-26
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-K



     [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

     [ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from     to

                         Commission file number 0-21806
                             -----------------------



                          PLM EQUIPMENT GROWTH FUND VI
             (Exact name of registrant as specified in its charter)


               California                                 94-3135515
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

          120 Montgomery Street
      Suite 1350, San Francisco, CA                          94104
          (Address of principal                           (Zip code)
           executive offices)


        Registrant's telephone number, including area code (415) 445-3201
                             -----------------------



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

An index of exhibits filed with this Form 10-K is located at page 27.

Total number of pages in this report: 198

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

The offering of units of the Partnership  closed on May 24, 1993. As of December
31,  2001,  there  were  7,781,898  units   outstanding.   The  General  Partner
contributed $100 for its 5% general partner interest in the Partnership.

As a result of amendments to the Partnership's Limited Partnership Agreement made pursuant to a court approved class action settlement, the Partnership may reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004.

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio and the Partnership's proportional share of equipment owned by unconsolidated special-purpose entities as of December 31, 2001 (in thousands of dollars):

                                     TABLE 1

 Units                          Type                                  Manufacturer                        Cost
-------------------------------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

  7,289     Marine containers                                 Various                                $     18,896
  2,845     Refrigerated marine containers                    Various                                       6,149
    364     Pressurized tank railcars                         Various                                      10,728
    180     Nonpressurized tank railcars                      Various                                       3,482
    138     Covered hopper railcars                           Various                                       3,003
      1     DC-9-82 Stage III commercial aircraft             McDonnell Douglas                            13,951
      1     Portfolio of aircraft rotables                    Various                                       2,273
    339     Dry piggyback trailers                            Stoughton                                     5,212
                                                                                                     -------------
                Total owned equipment held for operating leases                                      $     63,694 (1)
                                                                                                     =============

Equipment owned by unconsolidated special-purpose entities:

   0.62     737-300 Stage III commercial aircraft             Boeing                                 $     14,802 (2)
   0.40     Equipment on direct finance lease:
              Two DC-9 Stage III commercial aircraft          McDonnell Douglas                             4,807 (3)
   0.53     Product tanker                                    Boelwerf-Temse                               10,476 (2)
                                                                                                     -------------
                Total investments in unconsolidated special-purpose entities                         $     30,085 (1)
                                                                                                     =============

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

Equipment is generally leased under operating leases for a term of one to six years except for the marine vessel which is usually leased for less than one year. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership marine containers are based on a fixed rate. Lease revenues for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. Rents for all other equipment are based on fixed rates.

The lessees of the equipment include but are not limited to: AAR Allen Group International, Aero California Airline, American Airlines, Capital Leasing, Cronos Containers, Domino Sugar Corp., Pluna-Lineas Aereas Uruguayas S.A., and Tosco Refining Company.






                      (This space intentionally left blank)

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

(C) Competition

(1) Operating Leases versus Full Payout Leases

Generally the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership's purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than longer-term full payout leases and offers lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

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

(D) Demand

The Partnership currently operates in the five operating segments: marine container leasing, railcar leasing, aircraft leasing, marine vessel leasing, and intermodal trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers except for the Partnership's investment in two aircraft on a direct finance lease. The Partnership's equipment and investments are primarily used to transport materials and commodities, except for aircraft leased to passenger air carriers.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1) Marine Containers

The Partnership's portfolio of marine containers is composed of two distinct groups. During the early years of the Partnership's operation, the Partnership acquired mixed fleets of five to seven year old standard and specialized intermodal containers that were leased in revenue-sharing agreements. This older equipment is now in excess of 12 years of age and is no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales, although highly dependent upon the specific location and type of container, has softened somewhat in the last year primarily due to the worldwide recession. In addition to this overall softness in residual values, the Partnership has continued to experience reduced residual values on the sale of refrigerated containers, due primarily to technological obsolescence associated with this equipment's refrigeration machinery.

More recently, the Partnership has acquired new standard dry cargo containers and placed this equipment either on mid-term leases or into revenue-sharing agreements. These investments were at the time opportunistically driven by the historically low acquisition prices then available in the market. The Partnership was able to acquire these containers in the $1,500 to $1,600 range for a standard 20-foot container; historically, similar equipment had been sold in the $2,000 range. During 2001 new container prices and market lease rates have continued to decline. The primary reason for this decline is the worldwide recession and attendant slowdown in exports to the United States, mostly from the Far East. This trend was further exacerbated by the events of September 11, 2001. Those containers placed on mid-term leases are protected from these market trends, whereas those containers in revenue-sharing agreements have seen reduced earnings.

(2) Railcars

(a) Pressurized Tank Cars

Pressurized tank cars are used to transport liquefied petroleum gas (natural gas) and anhydrous ammonia (fertilizer). The US markets for natural gas are industrial applications, residential use, electrical generation, commercial applications, and transportation. Natural gas consumption is expected to grow over the next few years as most new electricity generation capacity planned for is expected to be natural gas fired. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the US dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 5% in 2001 compared to 2000. Even with this decrease in industry-wide demand, the utilization of this type of railcar within the Partnership continued to be in the 98% range through 2001.

(b) General-Purpose (Nonpressurized) Tank Cars

These railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2001 carloadings of the commodity group that includes chemicals and petroleum products fell over 5% from 2000 levels. Utilization of the Partnership's nonpressurized tank cars decreased from 90% at the beginning of 2001 to 85% at year-end.

(c) Covered Hopper (Grain) Cars

Demand for covered hopper railcars, which are specifically designed to service the grain industry, continued to experience weakness during 2001; carloadings were down 2% compared to 2000 volumes. The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the United States, due to higher population growth, a rapid pace of industrialization, and rising disposable income. Other factors contributing to the softness in demand for covered hopper railcars are the large number of new railcars built during the last few years and the improved utilization of covered hoppers by the railroads. As in 2000, covered hopper railcars whose leases expired in 2001 were renewed at considerably lower rental rates. Utilization of the Partnership's covered hopper railcars decreased from 94% at the beginning of 2001 to 54% at year-end.

(3) Aircraft

(a) Commercial Aircraft

Prior to September 11, 2001, Boeing and Airbus Industries predicted that the rate of growth in the demand for air transportation services would be relatively robust for the next 20 years. Boeing's prediction was that the demand for passenger services would grow at an average rate of about 5% per year and the demand for cargo traffic would grow at about 6% per year during such period.
Airbus' numbers were largely the same at 5% and 6%, respectively. Neither manufacturer has released new long-term predictions; however, both have confirmed lower production rates as well as substantial reductions in their work forces. Both manufacturers experienced significant reductions in the numbers of new orders for the year 2001 (through the end of November), with Boeing reporting 294 (as compared to 611 the previous year) and Airbus reporting 352 (as compared to 520 for the previous year).

Current Market: It is to be noted that, even prior to the events on September 11, 2001, the worldwide airline industry experienced negative traffic growth, which in itself is unprecedented in peace time (it also happened during and after the Gulf War). The tragic events of September 11, 2001 have resulted in an unprecedented market situation for used commercial aircraft. The major carriers in the US have grounded (or are in the process of grounding) approximately 20% of their fleets, causing the imbalance between supply and demand for aircraft seats to be exacerbated. In short, the market for used commercial aircraft is more negatively impacted than ever and is in un-chartered territory. The Partnership's portfolio of aircraft has been severely impacted.

The Partnership owns 40% of two DC-9 aircraft. These leases have been renegotiated and the resulting incoming cash flow will be severely reduced. The Partnership also owns one MD-82 aircraft, which is on long-term lease to a major US carrier at above market rates, and 62% of one Boeing 737-300 aircraft, which was placed on lease in late 2001.

(b) Rotables

The Partnership owns a package of aircraft components, or rotables, that are used for MD-83 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The types of rotables owned and leased by the Partnership include avionics, replacement doors, control surfaces, pumps, valves, and other comparable equipment. The rotable market softened considerably in 2001 as a result of increased scrapping or parting out of aircraft.

(4) Marine Vessel - Product Tanker

The Partnership has an investment in a product tanker that operates in international markets carrying a variety of commodity-type cargos. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's product tanker in the spot chartering markets, carrying mostly fuel oil and similar petroleum distillates, an approach that provides the flexibility to adapt to changes in market conditions.

The market for product tankers improved throughout most of 2001, with dramatic improvements experienced in the first and second quarters; followed by softening in the third and fourth quarters. The Partnership's product tanker has continued to operate with very little idle time between charters, but at lower rates than experienced earlier in the year.

(5) Intermodal (Piggyback) Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past five years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower freight rates on domestic containers compared to trailer rates. During 2001, demand for intermodal trailers was much more volatile than historic norms. Unusually low demand occurred over the second half of the year due to a rapidly slowing economy and low rail freight rates for competing 53-foot domestic containers. Due to the decline in demand, which occurred over the latter half of 2001, shipments for the year within the intermodal trailer market declined approximately 10% compared to the prior year. Average utilization of the entire US intermodal fleet rose from 73% in 1998 to 77% in 1999, and then declined to 75% in 2000 and further declined to a record low of 63% in 2001.

The General Partner continued its aggressive marketing program in a bid to attract new customers for the Partnership's intermodal trailers during 2001. Even with these efforts, average utilization of the Partnership's intermodal trailers for the year 2001 dropped 8% to approximately 73%, still 10% above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Overall, intermodal trailer shipments are forecast to decline by 10% to 15% in 2002, compared to 2001, due to the anticipated continued weakness of the overall economy. As such, the nationwide supply of intermodal trailers is expected to have approximately 25,000 units in surplus for 2002. For the Partnership's intermodal fleet, the General Partner will continue to seek to expand its customer base while minimizing trailer downtime at repair shops and terminals. Significant efforts will continue to be undertaken to reduce maintenance costs and cartage costs.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, governmental, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

     (1) the United States (US) Oil Pollution Act of 1990, which established liability for operators and owners of marine vessels that create environmental pollution. This regulation has resulted in higher oil pollution liability insurance. The lessee of the equipment typically reimburses the Partnership for these additional costs;

     (2) the Montreal Protocol on Substances that Deplete the Ozone Layer and the US Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers; and

     (3) the US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 374 jacketed tank railcars and 170 non-jacketed tank railcars that will need re-qualification. To date, a total of 77 tank railcars have been inspected with no significant defects.

As of December 31, 2001, the Partnership is in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 2001, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs) as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $166.1 million through the third quarter of 1993, with proceeds from the debt financing of $30.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 120 Montgomery Street, Suite 1350, San Francisco, California 94104. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM 3. LEGAL PROCEEDINGS

Two class action lawsuits which were filed against PLM International and various of its wholly owned subsidiaries in January 1997 in the United States District Court for the Southern District of Alabama, Southern Division (the court), Civil Action No. 97-0177-BH-C (the Koch action), and June 1997 in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action), were fully resolved during the fourth quarter of 2001.

The named plaintiffs were individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), the Partnership (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII and collectively, the
Funds), each a California limited partnership for which PLMI's wholly owned subsidiary, FSI, acts as the General Partner. The complaints asserted causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, conspiracy, unfair and deceptive practices and violations of state securities law. Plaintiffs alleged that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs asserted liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs sought unspecified compensatory damages, as well as punitive damages.

In February 1999, the parties to the Koch and Romei actions agreed to monetary and equitable settlements of the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The court preliminarily approved the settlement in August 2000, and information regarding the settlement was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving the settlements. No appeal has been filed and the time for filing an appeal has expired.

The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million, consisting of $0.3 million deposited by PLMI and the remainder funded by an insurance policy. The final settlement amount of $4.9 million (of which PLMI's share was approximately $0.3 million) was accrued in 1999, paid out in the fourth quarter of 2001 and was determined based upon the number of claims filed by class members, the amount of attorneys' fees awarded by the court to plaintiffs' attorneys, and the amount of the administrative costs incurred in connection with the settlement.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, except for Fund IV, (b) the extension (until December 31,
2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, except for Fund IV, (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy; except for Fund IV, (d) a one-time purchase by each of Funds V, VI and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit as of September 30, 2000; and (e) the deferral of a portion of the management fees paid, except for Fund IV, to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. Following a vote of limited partners resulting in less than 50% of the limited partners of each of Funds V, VI and VII voting against such amendments and after final approval of the settlement, each of the Funds' limited partnership agreements was amended to reflect these changes. During the fourth quarter of 2001, the respective Funds purchased limited partnership units from those equitable class members who submitted timely requests for purchase. Fund VI agreed to purchase 489,344 of its limited partnership units at a total cost of $2.8 million.

The Partnership, together with affiliates, has initiated litigation in various official forums in the United States and India against two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to these airlines. In response to the Partnership's collection efforts, the airline lessees filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

During 2001, an arbitration hearing was held between one India lessee and the Partnership and the Partnership was awarded a settlement. The General Partner and the lessee are in the process of negotiating the settlement in a manner that benefits all parties involved. The General Partner did not accrue the settlement in the December 31, 2001 financial statements because the likelihood of collection of the settlement is remote. The General Partner will continue to try to collect the full amount of the settlement.

During 2001, the General Partner decided to minimize its collection efforts from the other India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2001.







                      (This space intentionally left blank)

                                     PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2001, there were 7,544 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are viewed as being inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited Partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a US citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

As a result of the settlement in the Koch and Romei actions (see Note 10 to the audited financial statements), the Partnership was required to purchase up to 10% of the Partnership's limited partnership units for 80% of the net asset value per unit. During the fourth quarter 2001, the General Partner, on behalf of the Partnership, agreed to purchase 489,344 limited partnership units for $2.8 million. The cash for this purchase came from available cash.













                      (This space intentionally left blank)

ITEM 6. SELECTED FINANCIAL DATA

Table 2, below, lists selected financial data for the Partnership:

                                     TABLE 2

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)

                                                 2001           2000           1999          1998         1997
                                             -----------------------------------------------------------------------

Operating results:
  Total revenues                             $    13,409    $    19,926     $   50,209  $     35,140  $     39,576
  Net gain on disposition of equipment             1,077          2,147         25,951         6,253        10,121
  Loss on revaluation of equipment                    --            374          3,567         4,276            --
  Equity in net income (loss) of uncon-
    solidated special-purpose entities              (935)        (1,904)        (1,003)        6,465         3,336
  Net income (loss)                               (1,006)           412          5,996         1,445         9,232

At year-end:
  Total assets                               $    48,711    $    64,063     $   78,204  $    104,270  $    121,551
  Note payable                                    20,000         30,000         30,000        30,000        30,000
  Total liabilities                               22,232         32,441         33,183        38,022        39,006

Cash distribution                            $     1,372    $    13,794     $   13,806  $     15,226  $     17,384

Cash distribution representing
  a return of capital to the limited
  partners                                   $     1,286    $    13,104     $    7,810  $     13,781  $      8,152

Per weighted-average limited partnership unit:

Net income (loss)                            $     (0.13) 1 $     (0.03) 1  $     0.65 1$       0.08 1$       1.01 1

Cash distribution                            $      0.16    $      1.60     $     1.60  $       1.76  $       2.00

Cash distribution representing
  a return of capital                        $      0.16    $      1.60     $     0.95  $       1.68  $       0.99

(1) After an increase of loss necessary to cause the General Partner's capital account to equal zero of $0.1 million ($0.02 per weighted-average limited partnership (LP) unit) in 2001 and $0.7 million ($0.08 per weighted-average
     LP unit) in 2000, and after reduction of income necessary to cause the General Partner's capital account to equal zero of $0.4 million ($0.04 per weighted-average LP unit) in 1999, $0.7 million ($0.08 per weighted-average
     LP unit) in 1998, and $0.4 million ($0.04 per weighted-average LP unit) in 1997.






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

(B) Results of Operations - Factors Affecting Performance

(1) Re-leasing Activity and Repricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2001 for its railcar, trailer, marine vessel, aircraft, and marine container portfolios.

     (a) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and this has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

     (b)  Trailers:   The  Partnership's   trailer  portfolio   operates  within
short-line railroad systems. The relatively short duration of most leases in these operations exposes the trailers to considerable re-leasing activity.

     (c) Marine vessel: The Partnership's investment in an entity owning a marine vessel operated in the short-term leasing market. As a result of this, the Partnership's partially owned marine vessel was remarketed during 2001 exposing it to re-leasing and repricing risk.

     (d) Aircraft: This equipment also experienced re-leasing and repricing activity. The Partnership's owned aircraft was re-leased during 2001 at a much lower rate and the Partnership's investment in a trust owning two aircraft on a direct finance lease will also see a decrease in revenues during 2002 due to the lease being renegotiated in 2001 at a much lower rate. The Partnership's other partially owned aircraft on an operating lease was re-leased during 2001 at approximately the same rate that was in place during 2000.

     (e) Marine containers: Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity.

(2) Equipment Liquidations

Liquidation of Partnership owned equipment and of investments in unconsolidated special-purpose entities (USPEs), unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of contribution to the Partnership.

During 2001, the Partnership disposed of owned equipment that included an aircraft, a marine vessel, marine containers, trailers, and railcars for total proceeds of $3.7 million. The Partnership also disposed of its interest in two USPEs that each owned a marine vessel for proceeds of $2.3 million.

(3) Nonperforming Lessees

Lessees not performing under the terms of their leases, either by not paying rent, not maintaining or operating the equipment in accordance with the conditions of the leases, or other possible departures from the lease terms, can result not only in reductions in contribution, but also may require the Partnership to assume additional costs to protect its interests under the leases, such as repossession or legal fees. The Partnership experienced the following in 2001:

     (i) Two former India lessees are having financial difficulties. The General Partner has initiated litigation in various official forums in the United States and India against the defaulting Indian airline lessees to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The total amount of $2.2 million due from these lessees had been reserved for as a bad debt and was written off as it was determined to be uncollectible based on the financial status of the lessees. The Partnership has repossessed its property previously leased to these airlines (see Note 10 to the audited financial statements).

     (ii)Trans World Airlines (TWA), a former lessee, filed for bankruptcy protection under Chapter 11 in January 2001. Upon the acquisition of TWA by American Airlines (AA), the General Partner accepted an offer from AA to lease the aircraft for 84 months at the current market rate.

(4) Reinvestment Risk

Reinvestment risk occurs when the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations and distributions to reinvest in additional equipment during the reinvestment phase of the Partnership, equipment is disposed of for less than threshold amounts, proceeds from dispositions, or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates, or proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

Pursuant to the equitable  settlement related to the Koch and Romei actions (see
Note 10 to the audited financial statements), the Partnership intends to increase its equipment portfolio by investing surplus cash in additional equipment, after fulfilling operating requirements, until December 31, 2004. Additionally, during 2001, the Partnership paid PLM Financial Services, Inc. (FSI or the General Partner) $0.8 million in acquisition and lease negotiation fees related to equipment purchased during 1999. Depreciation and amortization of $0.3 million, which represents the cumulative effect of depreciation and amortization that should have been recorded from the purchase of equipment in 1999 until the equitable settlement, was recorded during 2001.

Other nonoperating funds for reinvestment are generated from the sale of equipment prior to the Partnership's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of while it was subject to lease agreements, or from the exercise of purchase options in certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

(5) Equipment Valuation

In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the General Partner reviews the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment was less than the carrying value of the equipment, a loss on revaluation is recorded. During 2001, a USPE trust owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this writedown, which is included in equity in net income
(loss) of the USPE in the accompanying statement of income, was $1.6 million. Reductions of $0.4 million and $3.6 million to the carrying value of owned equipment were required during 2000 and 1999, respectively. No revaluations to owned equipment were required in 2001 or partially owned equipment in 2000 and 1999.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

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

For the year ended December 31, 2001, the Partnership generated $8.8 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations and make distributions of $1.4 million to the partners.

During 2001, the Partnership disposed of owned equipment and of investments in USPE's for aggregate proceeds of $6.0 million.

Pursuant to the equitable  settlement related to the Koch and Romei actions (see
Note 10 to the audited financial statements), during 2001 the Partnership paid FSI $0.8 million in acquisition and lease negotiation fees related to owned marine containers and $0.6 million in acquisition and lease negotiation fees related to partially owned aircraft purchased during 1999.

Accounts receivable decreased $0.6 million during 2001. The decrease of $0.6 million was caused by amounts the Partnership owes to the same lessee being offset against receivables due.

Investments in USPEs decreased $5.9 million during 2001. The decrease of $5.9 million was due to a loss of $0.9 million recorded by the Partnership from the USPEs, cash distributions of $3.3 million from the USPEs, and liquidating distributions from USPEs of $2.3 million resulting from the sale of two entities owning marine vessels. These decreases were offset in part, by a $0.6 million additional investment in a USPE made by the Partnership.

Accounts payable increased $0.1 million during the year ended 2001. An increase of $1.0 million was due to a debt prepayment penalty accrued at December 31, 2001. A similar accrual was not required at December 31, 2000. This increase was offset, in part, by a decrease of $0.6 million caused by amounts the Partnership owed to a lessee being offset against receivables due from the same lessee and a $0.3 million decrease due to the timing of cash payments.

Due to affiliates increased $0.1 million during 2001 due to additional engine reserves due to a USPE.

Lessee deposits and reserve for repairs decreased due to the reclassification of $0.4 million in lessee deposits and repair for reserves to equipment sales proceeds.

The Partnership made the regularly scheduled annual debt payment of $10.0 million to the lenders of the notes payable on November 13, 2001.

In the fourth quarter 2001, the General Partner, on behalf of the Partnership, signed a commitment letter to refinance the Partnership's note payable. The commitment is for a $30.0 million term loan facility with a maturity date of five years after funding. The loan will call for equal quarterly principal plus interest payments over the term of the loan. The note will bear interest at either the floating rate of LIBOR plus 2.5% or the fixed rate of the lender's cost of funds, as defined in the agreement, plus 2.5%. During January 2002, $15.0 million was drawn under this loan and the existing note payable was repaid. The General Partner anticipates that an additional $10.0 million will be borrowed under this facility in 2002.

The Partnership will incur a prepayment penalty of approximately $1.0 million to prepay the existing senior notes payable. This was accrued in the December 31, 2001 financial statements.

Debt placement fees increased $0.3 million due to fees paid in 2001 for the new $30.0 million term loan that will replace the existing senior note payable in 2002.

As a result of the settlement in the Koch and Romei actions (see Note 10 to the audited financial statements), the Partnership's redemption plan has been terminated and the Partnership was required to purchase up to 10% of the Partnership's limited partnership units for 80% of the net asset valued per unit. During the fourth quarter 2001, the General Partner, on behalf of the Partnership, funded $2.8 million to the agent to purchase 489,344 limited partnership units. The cash for this purchase came from available cash.

In April 2001, PLM International, Inc. (PLMI) entered into a $15.0 million warehouse facility, which is shared with the Partnership, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC. During December 2001, this facility was amended to lower the amount available to be borrowed to $10.0 million. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. This facility expires in April 2002. The General Partner believes it will be able to renew the warehouse facility upon its expiration with terms similar to those in the current facility.

As of March 25, 2002, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital to that mentioned above.













                      (This space intentionally left blank)

(D) Results of Operations - Year-to-Year Detailed Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2001 and 2000

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2001, compared to 2000. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 of the audited financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                                      For the Years
                                                                   Ended December 31,
                                                                  2001             2000
                                                                --------------------------
        Marine containers                                       $ 4,587        $  4,686
        Railcars                                                  2,642           3,281
        Aircraft, aircraft engines, and components                1,824           2,722
        Trailers                                                    383           1,415
        Marine vessels                                              179           1,276

Marine containers: Marine container lease revenues and direct expenses were $4.6 million and $0.1 million, respectively, for the year ended December 31, 2001, compared to $4.7 million and $20,000, respectively, during 2000. The decrease in lease revenues of $0.1 million during the year ended December 31, 2001, was due to lower marine container utilization compared to 2000.

Railcars: Railcar lease revenues and direct expenses were $3.8 million and $1.1 million, respectively, for the year ended December 31, 2001, compared to $4.3 million and $1.0 million, respectively, during 2000. Lease revenues decreased $0.2 million due to lower re-lease rates earned on railcars whose leases expired during 2001 and decreased $0.3 million due to the increase in the number of railcars off-lease during 2001, compared to 2000. An increase in direct expenses of $0.1 million was due to higher repairs during 2001, compared to 2000.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $1.8 million and $19,000, respectively, for the year ended December 31, 2001, compared to $2.8 million and $0.1 million, respectively, during 2000. Lease revenues were lower primarily due to the reduction of the lease rate on an MD-82 as part of a new lease agreement.

     Trailers: Trailer lease revenues and direct expenses were $0.9 million and $0.5 million, respectively, for the year ended December 31, 2001, compared to $2.1 million and $0.7 million, respectively, during 2000. The decrease in trailer contribution of $1.0 million was due to the sale of 49% of the Partnership's trailers during 2000.

     Marine vessels: Marine vessel lease revenues and direct expenses were $0.5 million and $0.3 million, respectively, for the year ended December 31, 2001, compared to $3.6 million and $2.3 million, respectively, during 2000. Decreases in lease revenues of $3.1 million and direct expenses of $2.0 million during the year ended December 31, 2001, compared to the same period in 2000, were due to the sale of all of the Partnership's wholly owned marine vessels during 2001 and 2000.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $11.3 million for the year ended December 31, 2001 decreased from $13.4 million for the same period in 2000. Significant variances are explained as follows:

     (i) A $2.7 million decrease in depreciation and amortization expenses from 2000 levels reflects a decrease of $1.8 million due to the sale of certain equipment during 2001 and 2000, and a $1.2 million decrease caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

These decreases were offset, in part, by an increase of $0.2 million in depreciation expenses resulting from the transfer of the Partnership's interest in an entity that owned marine containers from the USPE portfolio to owned equipment during 2000, and a $0.2 million increase in amortization expense related to deferred charges.

     (ii) A $0.4 million loss on revaluation of equipment during the year ended December 31, 2000 resulted from the reduction of the carrying value of a Boeing 737-200 commercial aircraft to its estimated net realizable value. There was no revaluation of wholly owned equipment required during 2001.

     (iii) A $0.3 million decrease in management fees was due to lower lease revenues earned by the Partnership during the year ended December 31, 2001 compared to 2000.

     (iv) A $0.7 million increase in general and administrative expenses during the year ended December 31, 2001 was due to a $1.0 million debt prepayment penalty in 2001. There was no similar penalty in 2000. An additional increase of $0.2 million was due to higher professional costs. These increases were offset, in part, by lower costs of $0.3 million compared to 2001 resulting from the sale of 49% of the Partnership's trailers during 2000, and by a decrease of $0.2 million resulting from decreased allocations by the General Partner.

     (v) A $0.7 million increase in the recovery of bad debts was due to the collection of past due receivables during the year ended December 31, 2000 that had been previously reserved for as a bad debt. A similar collection did not occur in 2001.

(c) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the year ended December 31, 2001 totaled $1.1 million, and resulted from the sale of a Boeing 737-200 commercial aircraft, a marine vessel, trailers, railcars, and marine containers with an aggregate net book value of $3.0 million, for proceeds of $3.7 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million. The net gain on the disposition of owned equipment for the year ended December 31, 2000 totaled $2.1 million, and resulted from the sale of marine vessels, marine containers, trailers, and railcars with an aggregate net book value of $7.3 million, for proceeds of $9.1 million and unused drydocking reserves on sold marine vessels of $0.3 million.

(d)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income (loss) generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                              For the Years
                                                            Ended December 31,
                                                          2001              2000
                                                     -----------------------------
        Marine vessels                                 $   1,915        $    (548)
        Aircraft                                          (2,850)          (1,485)
        Other                                                 --              129
                                                      ------------     ------------
         Equity in net loss of USPEs                  $    (935)       $  (1,904)
                                                      ============     ============

Marine vessels: During the year ended December 31, 2001, lease revenues of $5.6 million and the gain of $0.7 million from the sale of the Partnership's interest in two entities that owned marine vessels were offset by depreciation expense, direct expenses, and administrative expenses of $4.4 million. During 2000, lease revenues of $3.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.1 million.

Marine vessel lease revenues increased $2.1 million during the year ended December 31, 2001 compared to 2000 due to the following:

     (i) Marine vessel lease revenues increased $1.8 million due to a marine vessel switching from a fixed rate lease to a voyage charter lease during 2001. Under a voyage charter lease, the marine vessel earns a higher lease rate; however, certain direct expenses that were previously paid by the lessee are now paid by the owner.

     (ii)Lease revenues increased $0.9 million during the year ended December 31, 2001 due to one marine vessel being on lease the entire year of 2001, which was in drydock and off-lease for nine weeks during 2000. During the drydock period, the marine vessel did not earn any lease revenues.

     (iii) These increases were offset, in part, by a $0.7 million decrease in lease revenue due to the sale of two marine vessels in 2001 in which the Partnership owned an interest.

Depreciation expense, direct expenses, and administrative expenses increased $0.3 million during the year ended December 31, 2001 compared to 2000 due to the following:

     (i) A $1.0 million increase in direct expenses due to higher operating expenses for one marine vessel that was on voyage charter during the year ending December 31, 2001, that was on fixed rate lease during part of the same period of 2000.

     (ii)A $0.2 million increase in direct expenses due to a marine vessel being on lease during the year of 2001 that was in dry dock and off-lease for nine weeks in 2000.

     (iii) A $0.1 million increase in management fees due to higher lease revenue on partially owned marine vessels.

     (iv) A $0.4 million decrease in depreciation expense due to a $0.3 million decrease from the sale of two marine vessels in which the Partnership owned an interest and a $0.2 million decrease due to the use of the double declining-balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

     (v) A $0.5 million decrease in direct expenses resulting from the sale of two marine vessels in which the Partnership owned an interest.

Aircraft: As of December 31, 2001 and 2000, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the year ended December 31, 2001, revenues of $1.7 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.5 million. During 2000, revenues of $1.5 million were offset by depreciation expense, direct expenses and administrative expenses of $3.0 million.

Lease revenues increased $0.2 million during the year ended December 31, 2001 due to the Boeing 737-300 being on-lease the full year of 2001. This aircraft was off-lease most of 2000.

Depreciation expense, direct expenses, and administrative expenses increased $1.5 million during the year ended December 31, 2001 compared to 2000 due to:

     (i) A $1.6 million loss on revaluation was recorded on the trust that owned two commercial aircraft on a direct finance lease during the year ended December 31, 2001 which resulted from the reduction of the carrying value of the Partnership's interest in the trust to its estimated net realizable value. There were no revaluations to partially owned aircraft required during 2000.

     (ii)A $0.1 million increase in amortization expense due to the amortization of deferred charges.

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

     (v) A $0.2 million decrease in repairs and maintenance was due to fewer required repairs during the year ending 2001 for the trust owning a Boeing 737-300 compared to 2000.

(e) Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the year ended December 31, 2001 was $1.0 million, compared to a net income of $0.4 million during 2000. The Partnership's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2001 is not necessarily indicative of future periods. In the year ended December 31, 2001, the Partnership distributed $1.3 million to the limited partners, or $0.16 per weighted-average limited partnership unit.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2000 and 1999

In September 1999, FSI amended the corporate-by-laws of certain USPEs in which the Partnership, or any affiliated program, owns an interest greater than 50%. The amendment to the corporate-by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous consent of the Partnership and all the affiliated programs that have an ownership in the investment (the Amendment). As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting was used after adoption of the Amendment. As a result of the Amendment, as of September 30, 1999, all jointly owned equipment in which the Partnership owned a majority interest, which had been consolidated, was reclassified to investments in USPEs. Lease revenues and direct expenses for jointly owned equipment in which the Partnership held a majority interest were reported under the consolidation method of accounting during the year ended December 31, 1999 and were included with the owned equipment operations. For the three months ended December 31, 1999 and twelve months ended December 31, 2000, lease revenues and direct expenses for these entities are reported under the equity method of accounting and are included with the operations of the USPEs.

(a) Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2000, compared to 1999. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 to the audited financial statements), are not included in the owned equipment operation discussion because they are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

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

Marine containers: Marine container lease revenues and direct expenses were $4.7 million and $20,000, respectively, for the year ended December 31, 2000, compared to $2.3 million and $-0-, respectively, during 1999. An increase in lease revenues of $2.2 million during the year ended December 31, 2000 was due to the purchase and lease of marine containers during the second and fourth quarters of 1999. In addition, lease revenues increased $0.2 million due to the transfer of marine containers owned by a USPE to owned equipment during the third quarter 2000.

     Railcars: Railcar lease revenues and direct expenses were $4.3 million and $1.0 million, respectively, for the year ended December 31, 2000, compared to $4.6 million and $0.8 million, respectively, during 1999. The decrease in railcar lease revenues of $0.3 million was primarily due to the increase in the number of off-lease railcars during the year ended December 31, 2000 compared to 1999. The increase in direct expenses of $0.2 million during the year ended December 31, 2000 was due to higher repair costs compared to 1999.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $2.8 million and $0.1 million, respectively, for the year ended December 31, 2000, compared to $4.5 million and $0.8 million, respectively, during 1999. A decrease in aircraft lease revenues of $1.6 million and direct expenses of $0.1 million was due to the sale of a Boeing 767-200ER Stage III commercial aircraft during 1999. An additional decrease of $0.1 million in lease revenues was due to a Boeing 737-200 that was off-lease during the year ended December 31, 2000 but was on-lease for one month 1999. A decrease in direct expenses of $0.7 million during the year ended December 31, 2000, was due to repairs to the off-lease Boeing 737-200 during 1999 that were not required during 2000.

Trailers: Trailer lease revenues and direct expenses were $2.1 million and $0.7 million, respectively, for the year ended December 31, 2000, compared to $2.8 million and $0.8 million, respectively, during 1999. The decrease in lease revenues of $0.7 million and direct expenses of $0.1 million was due to the sale of 49% of the Partnership's trailer fleet during the year 2000.

Marine vessels: Marine vessel lease revenues and direct expenses were $3.6 million and $2.3 million, respectively, for the year ended December 31, 2000, compared to $9.8 million and $6.3 million, respectively, during 1999.

The September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting impacted the reporting of lease revenues and direct expenses of one marine vessel. As a result of the Amendment, during the year ended December 31, 2000, lease revenues decreased $3.5 million and direct expenses decreased $1.9 million compared to 1999.

In addition, lease revenues declined $2.4 million and direct expenses declined $1.1 million as a result of the sale of two of the Partnership's wholly owned marine vessels during 2000 and 1999. Lease revenues declined an additional $0.3 million due to lower lease rates earned on two wholly owned marine vessels. Direct expenses also decreased an additional $0.9 million on the two remaining wholly owned marine vessels due to a decrease in repairs required during the year ended December 31, 2000 compared to 1999.

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

     (ii)Loss on revaluation decreased $3.2 million during the year ended December 31, 2000 compared to 1999. During 2000, a loss on revaluation of $0.4 million resulted from the reduction of the carrying value of a Boeing 737-200 commercial aircraft to its estimated net realizable value. During 1999, a loss on revaluation of $3.6 million was recorded for marine vessels.

     (iii) Provision for bad debts decreased $1.3 million during the year ended December 31, 2000. The decrease resulted from the General Partner's evaluation of the collectability of past due accounts receivable being lower by $0.7 million compared to 1999 and the offset of a receivable that had previously been reserved for as a bad debt offset against $0.6 million due from the Partnership to this lessee.

     (iv)A $0.3 million decrease in management fees was due to lower lease revenues earned by the Partnership during the year ended December 31, 2000 compared to 1999.

     (v) A $0.1 million decrease in interest expense was due to a lower average short-term borrowings outstanding during the year ended December 31, 2000 compared to 1999.

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

(d) Minority Interests

Minority interests decreased $7.9 million in the year ended December 31, 2000 compared to 1999 due to the September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting.

(e)  Equity in Net  Income  (Loss) of  Unconsolidated  Special-Purpose  Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                                 For the Year
                                                               Ended December 31,
                                                            2000              1999
                                                         -----------------------------
        Mobile offshore drilling unit                    $      85        $     271
        Marine containers                                       44                5
        Marine vessels                                        (548)          (1,029)
        Aircraft                                            (1,485)            (250)
                                                         ------------     ------------
            Equity in net loss of USPEs                  $  (1,904)       $  (1,003)
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

Marine containers: As of December 31, 2000, the Partnership's interest in an entity that owned marine containers had been transferred to the Partnership's owned equipment. As of December 31, 1999, the Partnership owned an interest in an entity that owned marine containers. During the year ended December 31, 2000, lease revenues of $0.3 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. During the year ended December 31, 1999, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.4 million. Marine containers contribution increased $39,000 during the year ended December 31, 2000 compared to 1999 due primarily to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessels: During the year ended December 31, 2000, lease revenues of $3.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $4.1 million. During 1999, lease revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.7 million.

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

Marine vessel lease revenues decreased $0.1 million during the year ended December 31, 2000 due to one marine vessel earning lower lease revenues due to a four-week repositioning voyage during which the marine vessel did not earn any lease revenues. In addition, as a result of the repositioning, direct expenses also decreased an $0.2 million due to lower operating costs during the year ended December 31, 2000 compared to 1999. The decrease in lease revenues caused by the repositioning was offset by the other marine vessel earning $0.1 million in additional lease revenues due to earning a higher lease rate during all of 2000 compared to 1999.

Aircraft: As of December 31, 2000 and 1999, the Partnership owned an interest in two commercial aircraft on a direct finance lease and a Boeing 737-300 commercial aircraft. During the year ended December 31, 2000, revenues of $1.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.0 million. During 1999, revenues of $0.7 million were offset by direct expenses and administrative expenses of $1.0 million.

An increase in aircraft lease revenues of $0.9 million and depreciation expense, direct expenses, and administrative expenses of $2.0 million during the year ended December 31, 2000, was caused by the September 30, 1999 Amendment that changed the accounting method of majority-held equipment from the consolidation method of accounting to the equity method of accounting for a Boeing 737-300 commercial aircraft. The depreciation expense, direct expenses, and administrative expenses for the majority owned Boeing 737-300 commercial aircraft were reported under the consolidation method of accounting under Owned Equipment Operations during the first nine months of the year ended December 31, 1999.

The increase in expenses caused by the investment in a trust owning a Boeing 737-300 was partially offset by a $0.1 million collection of an accounts receivable that had previously been written-off as a bad debt. A similar event did not occur during 1999.

(f) Net Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 2000 was $0.4 million, compared to a net income of $6.0 million during 1999. The Partnership's ability to operate assets, liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2000 is not necessarily indicative of future periods. In the year ended December 31, 2000, the Partnership distributed $13.1 million to the limited partners, or $1.60 per weighted-average limited partnership unit.

(E) Geographic Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in US dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the audited financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's owned equipment on lease to US - domiciled lessees consists of aircraft, trailers and railcars. During 2001, US lease revenues accounted for 27% of the total lease revenues of wholly and jointly owned equipment while this region reported net income of $0.9 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars. During 2001, Canadian lease revenues accounted for 6% of the total lease revenues of wholly and jointly owned equipment, while this region reported net income of $0.5 million.

The Partnership's owned equipment that was on lease to lessees domiciled in Europe consists of a portfolio of aircraft rotables. Lease revenues in this region accounted for 2% of the total lease revenues of wholly and jointly owned equipment, while this region reported net income of $0.1 million.

The Partnership's investment in equipment owned by a USPE that was on lease to a lessee domiciled in Iceland consists of an aircraft. During 2001, Icelandic lease revenues accounted for 6% of the total lease revenues of wholly and jointly owned equipment while this region reported net loss of $1.5 million. The primary reasons for this loss were due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

The Partnership's investment in equipment owned by a USPE on lease to a lessee domiciled in South America consists of an aircraft. South American lease revenues accounted for 1% of the total lease revenues of wholly and jointly owned equipment while this region reported net loss of $0.1 million. The primary reasons for this loss were due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

The Partnership's owned equipment that was on lease to lessees domiciled in India consisted of aircraft. No lease revenues were reported in this region while this region reported net income of $0.2 million. The primary reason for this region reporting income resulted from a gain of $0.5 million from the sale of an aircraft.

The Partnership's ownership share in a USPE on lease to a Mexican-domiciled lessee consisted of two aircraft on a direct finance lease. No operating lease revenues were reported in this region while this region reported net loss of $1.2 million. The primary reason for the net loss was due to the $1.6 million loss recorded on the revaluation of the direct finance lease to its estimated carrying value in 2001.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2001, lease revenues from these operations accounted for 58% of the total lease revenues of wholly and jointly owned equipment, while reporting net income from these operations of $3.8 million.

(F) Inflation

Inflation had no significant impact on the Partnership's operations during 2001, 2000, or 1999.

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

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent upon many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter those markets in which it perceives opportunities to profit from supply and demand instabilities, or other market imperfections.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay principal and interest on debt, pay cash distributions to the partners, and acquire additional equipment until December 31, 2004. Additionally, the Partnership intends to use its new $30.0 million term loan facility to repay the existing note payable and purchase additional equipment.

Factors affecting the Partnership's contribution during the year 2002 and beyond include:

(i) Railcar loadings in North America have weakened over the past year. During 2001, utilization and lease rates decreased. Railcar contribution may decrease in 2002 as existing leases expire and renewal leases are negotiated.

(ii) The cost of new marine containers has been at historic lows for the past several years which has caused downward pressure on per diem lease rates.

(iii) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's marine vessel began to decrease during the later half of 2001. This trend is expected to continue during the first half of 2002.

(iv) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. As a result of this and general uncertainty in the airline industry, the Partnership has had to renegotiate leases on its owned aircraft and partially owned aircraft on a direct finance lease during 2001 that will result in a decrease in revenues during 2002.

Several other factors may affect the Partnership's operating performance in the year 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1) Repricing and Reinvestment Risk

Certain portions of the Partnership's aircraft, railcar, marine container, marine vessel, and trailer portfolios will be remarketed in 2002 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

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

The US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials and apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 374 jacketed tank railcars and 170 non-jacketed tank railcars that will need re-qualification. As of December 31, 2001, a total of 77 tank railcars have been inspected with no significant defects.

(I) Distribution Levels and Additional Capital Resources

Pursuant to the amended limited partnership agreement, the Partnership will cease to reinvest surplus cash in additional equipment beginning on January 1, 2005. Prior to that date, the General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive. During this time, the Partnership will use operating cash flow, proceeds from the sale of equipment, and additional debt to meet its operating obligations, make distributions to the partners, and acquire additional equipment. In the long term, changing market conditions and used-equipment values may preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity. Consequently, the General Partner cannot establish future distribution levels with any certainty at this time.

The Partnership's permanent debt obligation began to mature in November 2001. In the fourth quarter 2001, the General Partner, on behalf of the Partnership, signed a commitment letter to refinance the Partnership's note payable. The commitment is for a $30.0 million term loan facility with a maturity date of five years after funding. The loan will call for equal quarterly principal plus interest payments over the term of the loan.

The General Partner believes that sufficient cash flow will be available in the future for repayment of debt and to meet Partnership operating cash flow requirements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During 2001, 73% of the Partnership's total lease revenues from wholly and jointly owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in US currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     (A)  Disagreements with Accountants on Accounting and Financial Disclosures

          None

     (B)  Changes in Accountants

          In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued unqualified opinions on the 1999 and 2000 financial statements. During 1999, 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name                                     Age     Position
---------------------------------------- ------- ------------------------------------------------------------------


Gary D. Engle                            52      Director, PLM Financial Services, Inc., PLM Investment
                                                 Management Inc., and PLM Transportation Equipment Corp.

James A. Coyne                           41      Director and Secretary, PLM Financial Services Inc., PLM
                                                 Investment Management, Inc., and PLM Transportation Equipment
                                                 Corp.

Stephen M. Bess                          55      President and Director, PLM Financial Services, Inc., PLM
                                                 Investment Management Inc., and PLM Transportation Equipment
                                                 Corp.

Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI. Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed a Director and Secretary of PLM Financial Services Inc. in April 2001. He was appointed a director of PLM International, Inc in February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Stephen M. Bess was appointed a Director of PLM Financial Services, Inc. in July 1997. Mr. Bess was appointed President of PLM Financial Services, Inc. in October 2000. He was appointed President and Chief Executive Officer of PLM International, Inc. in October 2000. Mr. Bess was appointed President of PLM Investment Management, Inc. in August 1989, having served as Senior Vice President of PLM Investment Management, Inc. beginning in February 1984 and as Corporate Controller of PLM Financial Services, Inc. beginning in October 1983. He served as Corporate Controller of PLM, Inc. beginning in December 1982. Mr. Bess was Vice President-Controller of Trans Ocean Leasing Corporation, a container leasing company, from November 1978 to November 1982, and Group Finance Manager with the Field Operations Group of Memorex Corporation, a manufacturer of computer peripheral equipment, from October 1975 to November 1978.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM 11. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (A) Security Ownership of Certain Beneficial Owners

          The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), and distributions. As of December 31, 2001, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B) Security Ownership of Management

          Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     (A) Transactions with Management and Others

          During 2001, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $0.6 million; and administrative and data processing services performed on behalf of the Partnership, $0.4 million.

          During 2001, the Partnership's proportional share of ownership in USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.3 million; administrative and data processing services, $0.2 million.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A) 1.   Financial Statements

          The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K.

         2.   Financial Statements required under Regulation S-X Rule 3-09

          The following financial statements are filed as Exhibits of this Annual Report on Form 10-K:

               a. Aero California Trust (A Trust)
               b. Lion Partnership
               c. Boeing 737-200 Trust S/N 24700

     (B) Financial Statement Schedule

          Schedule II Valuation and Qualifying Accounts

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

     4.1 Second Amendment to the Amended and Restated Limited Partnership Agreement dated August 24, 2001.

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

     10.3 Note Agreement, dated as of December 21, 2001, regarding $30.0 million term loan notes due December 21, 2006.

     10.4 Warehousing Credit Agreement dated as of April 13, 2001, incorporated by reference to the Partnership's Form 10-Q dated March 31, 2001 filed with the Securities and Exchange Commission on May 9, 2001.

     10.5 First Amendment to Warehousing Credit Agreement, dated as of December 21, 2001.

     Financial Statements required under Regulation S-X Rule 3-09:

     99.1 Aero California Trust (A Trust)

     99.2 Lion Partnership

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


Dated: March 25, 2002       PLM EQUIPMENT GROWTH FUND VI
                            PARTNERSHIP

                            By:  PLM Financial Services, Inc.
                                 General Partner


                            By:  /s/ Stephen M. Bess
                                 -----------------------------------
                                 Stephen M. Bess
                                 President and Current Chief Accounting Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                                        Capacity             Date




/s/ Gary D. Engle
------------------------------------
Gary D. Engle                               Director, FSI        March 25, 2002




/s/ James A. Coyne
------------------------------------
James A. Coyne                              Director, FSI        March 25, 2002




/s/ Stephen M. Bess
------------------------------------
Stephen M. Bess                             Director, FSI        March 25, 2002

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                        Page

Independent auditors' reports                                            30-31

Balance sheets as of December 31, 2001 and 2000                           32

Statements of operations for the years ended
     December 31, 2001, 2000, and 1999                                    33

Statements of changes in partners' capital for the
     years ended December 31, 2001, 2000, and 1999                        34

Statements of cash flows for the years ended
     December 31, 2001, 2000, and 1999                                    35

Notes to financial statements                                           36-49

Independent auditors' reports on financial statement schedule           50-51

Schedule II Valuation and Qualifying Accounts                             52

INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth Fund VI:


We have audited the accompanying balance sheet of PLM Equipment Growth Fund VI (the "Partnership"), as of December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.





 /s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT



The Partners
PLM Equipment Growth Fund VI:


We have audited the accompanying balance sheet of PLM Equipment Growth Fund VI ("the Partnership") as of December 31, 2000 and the related statements of operations, changes in partners' capital and cash flows for each of the years in the two-year period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PLM Equipment Growth Fund VI as of December 31, 2000, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/ KPMG LLP

SAN FRANCISCO, CALIFORNIA
March 12, 2001

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                                 BALANCE SHEETS
                                  December 31,
                 (in thousands of dollars, except unit amounts)

                                                                                     2001                 2000
                                                                                 -----------------------------------
ASSETS

Equipment held for operating leases                                              $    63,694          $    67,292
Less accumulated depreciation                                                        (40,487)             (36,829)
                                                                                 -----------------------------------
                                                                                      23,207               30,463
Equipment held for sale                                                                   --                1,042
                                                                                 -----------------------------------
  Net equipment                                                                       23,207               31,505

Cash and cash equivalents                                                              8,051                9,226
Restricted cash                                                                          425                   --
Accounts receivable, less allowance for doubtful accounts of
    $380 in 2001 and $402 in 2000                                                      1,394                1,979
Investments in unconsolidated special-purpose entities                                15,202               21,106
Lease negotiation fees to affiliate, less accumulated
    amortization of $310 in 2001 and $178 in 2000                                         75                   56
Debt issuance costs, less accumulated amortization
    of $152 in 2001 and $106 in 2000                                                      --                   46
Debt placement fees to affiliate, less accumulated
    amortization of $148 in 2001 and $104 in 2000                                        280                   44
Prepaid expenses and other assets                                                         77                  101
                                                                                 -----------------------------------

      Total assets                                                               $    48,711          $    64,063
                                                                                 ===================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accounts payable and accrued expenses                                            $     1,276          $     1,171
Due to affiliates                                                                        926                  821
Lessee deposits and reserve for repairs                                                   30                  449
Note payable                                                                          20,000               30,000
                                                                                 -----------------------------------
  Total liabilities                                                                   22,232               32,441
                                                                                 -----------------------------------

Commitments and contingencies

Partners' capital
Limited partners (limited partnership units of 7,781,898 and
      8,189,465 as of December 31, 2001 and 2000, respectively)                       26,479               31,622
General Partner                                                                           --                   --
                                                                                 -----------------------------------
  Total partners' capital                                                             26,479               31,622
                                                                                 -----------------------------------

      Total liabilities and partners' capital                                    $    48,711          $    64,063
                                                                                 ===================================









                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                            STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,
        (In thousands of dollars, except weighted-average unit amounts)


                                                                   2001              2000             1999
                                                               ------------------------------------------------
REVENUES

Lease revenue                                                  $    11,669       $    17,526      $   23,988
Interest and other income                                              663               253             270
Net gain on disposition of equipment                                 1,077             2,147          25,951
                                                               ------------------------------------------------
  Total revenues                                                    13,409            19,926          50,209
                                                               ------------------------------------------------

EXPENSES

Depreciation and amortization                                        6,234             8,927          17,001
Repairs and maintenance                                              1,550             1,956           4,183
Equipment operating expenses                                           494             2,034           3,974
Insurance expenses                                                     119               195             642
Management fees to affiliate                                           645               963           1,261
Interest expense                                                     1,926             2,029           2,108
General and administrative expenses to affiliates                      440               659             850
Other general and administrative expenses                            2,087             1,193           1,084
Loss on revaluation of equipment                                        --               374           3,567
(Recovery of) provision for bad debts                                  (15)             (720)            591
                                                               ------------------------------------------------
    Total expenses                                                  13,480            17,610          35,261
                                                               ------------------------------------------------

Minority interests                                                      --                --          (7,949)
                                                               ------------------------------------------------

Equity in net loss of unconsolidated
    special-purpose entities                                          (935)           (1,904)         (1,003)
                                                               ------------------------------------------------
      Net income (loss)                                        $    (1,006)      $       412      $    5,996
                                                               ================================================

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners                                               $    (1,092)      $      (278)     $    5,305
General Partner                                                         86               690             691
                                                               ------------------------------------------------

Total                                                          $    (1,006)      $       412      $    5,996
                                                               ================================================

Limited partner's net income (loss) per
    weighted-average limited partnership unit                  $     (0.13)      $     (0.03)     $     0.65
                                                               ================================================

Cash distribution                                              $     1,372       $    13,794      $   13,806
                                                               ================================================

Cash distribution per weighted-average
    limited partnership unit                                   $      0.16       $      1.60      $     1.60
                                                               ================================================









                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              For the Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)

                                                         Limited            General
                                                         Partners           Partner             Total
                                                      ----------------------------------------------------


  Partners' capital as of December 31, 1998           $     52,954        $       --        $     52,954

Net income                                                   5,305               691               5,996

Purchase of limited partnership units                         (123)               --                (123)

Cash distribution                                          (13,115)             (691)            (13,806)
                                                      ----------------------------------------------------

  Partners' capital as of December 31, 1999                 45,021                --              45,021

Net income (loss)                                             (278)              690                 412

Purchase of limited partnership units                          (17)               --                 (17)

Cash distribution                                          (13,104)             (690)            (13,794)
                                                      ----------------------------------------------------

  Partners' capital as of December 31, 2000                 31,622                --              31,622

Net income (loss)                                           (1,092)               86              (1,006)

Purchase of limited partnership units                       (2,765)               --              (2,765)

Cash distribution                                           (1,286)              (86)             (1,372)
                                                      ----------------------------------------------------

  Partners' capital as of December 31, 2001           $     26,479        $       --        $     26,479
                                                      ====================================================























                 See accompanying notes to financial statements.

                                         PLM EQUIPMENT GROWTH FUND VI
                                           (A Limited Partnership)
                                           STATEMENTS OF CASH FLOWS
                                       For the Years Ended December 31,
                                          (in thousands of dollars)

                                                                                   2001          2000           1999
                                                                               -----------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                              $   (1,006)   $       412    $    5,996
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
  Depreciation and amortization                                                     6,234          8,927        17,001
  Loss on revaluation of equipment                                                     --            373         3,567
  Net gain on disposition of equipment                                             (1,077)        (2,147)      (25,951)
  Equity in net loss from unconsolidated special-purpose entities                     935          1,904         1,003
  Changes in operating assets and liabilities:
  Restricted cash                                                                    (425)            --            --
    Accounts receivable, net                                                          588           (578)        3,237
    Prepaid expenses and other assets                                                  24            (43)          (79)
    Accounts payable and accrued expenses                                             145            (49)           85
    Due to affiliates                                                                 105            479           (70)
    Lessee deposits and reserve for repairs                                          (119)            59        (1,232)
    Minority interests                                                                 --             --         1,268
                                                                               -----------------------------------------
      Net cash provided by operating activities                                     5,404          9,337         4,825
                                                                               -----------------------------------------

INVESTING ACTIVITIES
Payments for purchase of equipment and capitalized repairs                             (2)          (955)      (42,883)
Investments in, and equipment purchased and placed in,
   unconsolidated special-purpose entities                                           (632)            --          (147)
Distribution from unconsolidated special-purpose entities                           3,346          2,760         2,318
Distribution from liquidation of unconsolidated special-purpose
    entities                                                                        2,254             88         3,504
Payments of acquisition fees to affiliate                                            (678)            --          (825)
Principal payments received on direct finance lease                                    --             --            60
Payments of lease negotiation fees to affiliate                                      (150)            --           (67)
Proceeds from disposition of equipment                                              3,711          9,138        45,839
                                                                               -----------------------------------------
      Net cash provided by investing activities                                     7,849         11,031         7,799
                                                                               -----------------------------------------

FINANCING ACTIVITIES
Payment of note payable                                                           (10,000)            --            --
Payment of debt placement fees                                                       (280)            --            --
Proceeds from short-term note payable                                                  --            600         4,712
Payments of short-term note payable                                                    --           (600)       (4,712)
Proceeds from short-term loan from affiliate                                           --             --           400
Payment of short-term loan to affiliate                                                --             --          (400)
Cash distribution paid to limited partners                                         (1,286)       (13,104)      (13,115)
Cash distribution paid to General Partner                                             (86)          (690)         (691)
Purchase of limited partnership units                                              (2,776)           (17)         (123)
                                                                               -----------------------------------------
      Net cash used in financing activities                                       (14,428)       (13,811)      (13,929)
                                                                               -----------------------------------------

Net (decrease) increase in cash and cash equivalents                               (1,175)         6,557        (1,305)
Cash and cash equivalents at beginning of year                                      9,226          2,669         3,974
                                                                               -----------------------------------------
Cash and cash equivalents at end of year                                       $    8,051    $     9,226    $    2,669
                                                                               =========================================

SUPPLEMENTAL INFORMATION
Interest paid                                                                  $    1,954    $     2,029    $    2,108
                                                                               =========================================
Noncash transfer of equipment at net book value from
  unconsolidated special-purpose entities                                      $       --    $     1,878    $       --
                                                                               =========================================

                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

ORGANIZATION

PLM Equipment Growth Fund VI, a California limited partnership (the Partnership), was formed on April 17, 1991 to engage in the business of owning, leasing or otherwise investing in primarily used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI).

FSI manages the affairs of the Partnership. The cash distributions of the Partnership are generally allocated 95% to the limited partners and 5% to the General Partner. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero (see Net Income (Loss) and Distributions Per Limited Partnership Unit below). The General Partner is also entitled to receive a subordinated incentive fee as defined in the limited Partnership agreement after the limited partners receive a minimum return on, and a return of, their invested capital.

Pursuant to the equitable  settlement related to the Koch and Romei actions (see
Note 10), the Partnership phases have been amended and a one-time purchase by the Partnership of up to 10% of the outstanding Partnership units for 80% of net asset value per unit has been approved. The amendment extends the period in which the Partnership will be able to reinvest its cash flow, surplus cash, and equipment sale proceeds into additional equipment until December 31, 2004. During that time, the General Partner may purchase additional equipment, consistent with the objectives of the Partnership, and the amount of front-end fees that FSI may earn has been increased 20% (including acquisition and lease negotiation fees). The amendment also extends the Partnership's termination date to December 31, 2011, unless terminated earlier upon the sale of all equipment or by certain other events. As a result of the equitable settlement, the Partnership's redemption plan has been terminated and the General Partner has agreed to purchase 489,344 units and, as of December 31, 2001, has paid or accrued $2.8 million to the purchasing agent for this purchase.

As of December 31, 2001, the purchasing agent purchased 407,565 units, which is reflected as a reduction in Partnership units. The purchasing agent also purchased an additional 54,933 during January 2002. The General Partner expects the remaining 26,846 units to be purchased during the remainder of 2002.

Under the former redemption plan, for the years ended December 31, 2001, 2000, and 1999, the Partnership had purchased 2; 2,253; and 14,621 limited partnership units for $22, $17,000, and $0.1 million, respectively.

ESTIMATES

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. This requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

OPERATIONS

The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment (see Note 2). FSI, in conjunction with its subsidiaries, sells equipment to investor programs and third parties, manages pools of equipment under agreements with investor programs, and is a general partner of other programs.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

ACCOUNTING FOR LEASES (continued)

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the leased asset is recorded at cost and depreciated over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No. 13). Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by SFAS No. 13.

DEPRECIATION AND AMORTIZATION

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method changes to straight line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees have been capitalized as part of the cost of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Debt issuance costs and debt placement fees are amortized over the term of the loan using the straight-line method that approximates the effective interest method (see Note 7). Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the remaining life of the equipment.

Pursuant to the equitable settlement (see Note 10), during 2001 the Partnership paid additional acquisition and lease negotiation fees of $0.8 million to FSI on equipment purchased in 1999. Depreciation and amortization of $0.3 million, which represents the cumulative effect of depreciation and amortization that should have been recorded from the purchase of equipment in 1999 until the equitable settlement, was recorded during 2001.

TRANSPORTATION EQUIPMENT

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121). Equipment held for sale is stated at the lower of the equipment's depreciated cost or fair value, less cost to sell, and is subject to a pending contract for sale.

In accordance with SFAS No. 121, the General Partner reviews the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicate that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair market value of the equipment are less than the carrying value of the equipment, a loss on revaluation is recorded. During 2001, a unconsolidated special-purpose entity (USPE) trust owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this writedown, which is included in equity in net income
(loss) of the USPE in the accompanying statement of income, was $1.6 million. Reductions of $0.4 million and $3.6 million to the carrying value of owned equipment were required during 2000 and 1999, respectively. No revaluations to owned equipment were required in 2001 or to partially owned equipment in 2000 and 1999.

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

TRANSPORTATION EQUIPMENT (continued)

of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The Partnership has interests in USPEs that own transportation equipment. These are single purpose entities that do not have any debt or other financial encumbrances and are accounted for using the equity method. As of December 31, 2001 and 2000, the Partnership owned a majority interest in two such entities. Prior to September 30, 1999, the Partnership controlled the management of these entities and thus they were consolidated into the Partnership's financial statements. On September 30, 1999, the corporate by-laws of these entities were changed to require a unanimous vote by all owners on major business decisions. Thus, from September 30, 1999 forward, the Partnership no longer controlled the management of these entities, and the accounting method for the entities was changed from the consolidation method to the equity method.

The Partnership's investment in USPEs includes acquisition and lease negotiation fees paid by the Partnership to PLM Transportation Equipment Corporation (TEC) and PLM Worldwide Management Services (WMS). TEC is a wholly owned subsidiary of FSI and WMS is a wholly owned subsidiary of PLM International. The Partnership's interests in USPEs are managed by IMI. The Partnership's equity interest in the net income (loss) of USPEs is reflected net of management fees paid or payable to IMI and the amortization of acquisition and lease negotiation fees paid to TEC or WMS.

REPAIRS AND MAINTENANCE

Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are charged against operations as incurred. Costs associated with marine vessel drydocking are estimated and accrued ratably over the period prior to such drydocking. If a marine vessel is sold and there is a balance in the drydocking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of certain aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Partnership may have the obligation to fund and accrue the difference. If an aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional gain on disposition. The aircraft reserve accounts and marine vessel drydocking reserve accounts are included in the balance sheets as lessee deposits and reserve for repairs.

NET INCOME (LOSS) AND DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT

Special allocations of income are made to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The limited partners' net income (loss) is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION (continued)

NET INCOME (LOSS) AND DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT (continued)

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

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $1.3 million, $13.1 million, and $7.8 million in 2001, 2000, and 1999, respectively, were deemed to be a return of capital.

Cash distributions related to the fourth quarter 2000 of $1.5 million, and 1999 of $2.0 million, were paid during the first quarter of 2001 and 2000, respectively. There were no cash distributions related to the fourth quarter 2001 paid during the first quarter of 2002.

NET INCOME (LOSS) PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income (loss) per weighted-average Partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the year. The weighted-average number of Partnership units deemed outstanding during the years ended December 31, 2001, 2000, and 1999 was 8,186,114; 8,189,891; and 8,196,209,
respectively.

CASH AND CASH EQUIVALENTS

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

RESTRICTED CASH

As of December 31, 2001, restricted cash consists of bank accounts or short-term investments that are primarily subject to withdrawal restrictions per loan and other legally binding agreements.

COMPREHENSIVE INCOME

The Partnership's comprehensive income is equal to net income for the years ended December 31, 2001, 2000, and 1999.

NEW ACCOUNTING STANDARDS

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Partnership is required to implement SFAS No. 142 on January 1, 2002 and it has not yet determined the impact, if any, this statement will have on its financial position or results of operations.

2. GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES

An officer of FSI contributed $100 of the Partnership's initial capital. Under the equipment management agreement, IMI, subject to certain reductions, receives a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs equal to the lesser of (i) the fees

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

2. GENERAL PARTNER AND TRANSACTIONS WITH AFFILIATES (continued)

that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, and (c) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. The Partnership reimbursed FSI $0.4 million, $0.7 million, and $0.9 million in 2001, 2000, and 1999, respectively, for data processing and administrative expenses directly attributable to the Partnership.

The Partnership's proportional share of USPEs management fees to affiliate were $0.3 million during 2001 and 2000 and $0.2 million during 1999, and the Partnership's proportional share of administrative and data processing expenses to affiliate were $0.2 million, $46,000, and $43,000 during 2001, 2000, and 1999, respectively. Both of these affiliate expenses reduced the Partnership's proportional share of the equity interest in income in USPEs.

Debt placement fees were paid to the General Partner in an amount equal to 1% of the Partnership's long-term borrowings, less any costs paid to unaffiliated parties related to obtaining the borrowing.

The Partnership and the USPEs paid or accrued equipment acquisition and lease negotiation fees to FSI in the amount of $1.5 million and $0.4 million during 2001 and 1999, respectively. No equipment acquisition or lease negotiation fees were accrued during 2000.

TEC will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Partnership or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met.

The Partnership owned certain equipment in conjunction with affiliated programs during 2001, 2000, and 1999 (see Note 4).

The Partnership had borrowings from the General Partner from time to time and was charged market interest rates effective at the time of the borrowing. During 1999 the Partnership borrowed $0.4 million from the General Partner for five days and paid a total of $421 in interest to the General Partner. There were no similar borrowings during 2001 or 2000.

The balance due to affiliates as of December 31, 2001 includes $0.1 million due to FSI and its affiliates for management fees and $0.8 million due to affiliated USPEs. The balance due to affiliates as of December 31, 2000 includes $0.1 million due to FSI and its affiliates for management fees and $0.7 million due to a USPE.

3. EQUIPMENT

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

         Equipment Held for Operating Leases                2001                2000
------------------------------------------------------  -------------------------------
Marine containers                                       $   25,045          $   25,566
Rail equipment                                              17,213              17,244
Aircraft, aircraft engines, and components                  16,224              16,224
Trailers                                                     5,212               5,258
Marine vessel                                                   --               3,000
                                                        ---------------------------------
                                                            63,694              67,292
Less accumulated depreciation                              (40,487)            (36,829)
                                                        -------------------------------
                                                            23,207              30,463
Equipment held for sale                                         --               1,042
                                                        ---------------------------------
    Net equipment                                       $   23,207          $   31,505
                                                        =================================

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

3. EQUIPMENT (continued)

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

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS No. 121. During 2000, the General Partner reduced the carrying value of the off-lease Boeing 737-200 commercial aircraft by $0.4 million to the equipment's estimated realizable value. No revaluations of wholly owned equipment were required in 2001 or 1999.

As of December 31, 2000, the Boeing 737-200 commercial aircraft was held for sale at the lower of the equipment's depreciated cost or fair value, less cost to sell, and was subject to a pending contract for sale. No equipment was held for sale as of December 31, 2001.

As of December 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 118 railcars with a net book value of $1.2 million. As of December 31, 2000, all owned equipment in the Partnership's portfolio was on lease except for a Boeing 737-200 Stage II commercial aircraft and 48 railcars with a net book value of $1.5 million.

Pursuant to the equitable settlement related to the Koch and Romei actions (see
Note 10), during 2001 the Partnership paid FSI $0.8 million in acquisition and lease negotiation fees related to marine containers purchased during 1999.

     During 2000 the Partnership paid $0.9 million for marine containers that were purchased in 1999 that was included as an accrued expense on the December 31, 1999 balance sheet. The General Partner also transferred marine containers with an original equipment cost of $2.6 million from the Partnership's USPE portfolio to owned equipment.

     During 2001, the Partnership disposed of a Boeing 737-200 commercial aircraft that was held for sale at December 31, 2000, a marine vessel, marine containers, railcars, and trailers with an aggregate net book value of $3.0 million, for proceeds of $3.7 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million. During 2000, the Partnership disposed of marine vessels, marine containers, trailers, and railcars, with an aggregate net book value of $7.3 million, for $9.1 million. Included in the 2000 net gain on disposition of assets is the unused portion of marine vessel drydocking of $0.3 million.

     All wholly and jointly owned equipment on lease is accounted for as operating leases, except for two jointly owned commercial aircraft on a direct finance lease. Future minimum rentals under noncancelable operating leases as of December 31, 2001, for wholly and jointly owned equipment during each of the next five years are approximately $6.9 million in 2002; $4.6 million in 2003; $4.0 million in 2004; $2.5 million in 2005; $1.6 million in 2006; and $1.9 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in lease revenues amounted to $6.5 million in 2001, $5.7 million in 2000, and $4.4 million in 1999.

4. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The  Partnership  owns equipment  jointly with  affiliated  programs.  These are
single  purpose   entities  that  do  not  have  any  debt  or  other  financial encumbrances.

In September 1999, the General Partner amended the corporate by-laws of certain USPEs in which the Partnership, or any affiliated program, owned an interest greater than 50%. The amendment to the corporate by-laws provided that all decisions regarding the acquisition and disposition of the investment as well as other significant business decisions of that investment would be permitted only upon unanimous

                            EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                         NOTES TO FINANCIAL STATEMENTS


4. INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES continued)


consent of the Partnership and all the affiliated programs that have an ownership in the investment. As such, although the Partnership may own a majority interest in a USPE, the Partnership does not control its management and thus the equity method of accounting will be used after adoption of the amendment. Accordingly, the balance sheets reflect all investments in USPEs on an equity basis.

The net investments in USPEs include the following jointly owned equipment and related assets and liabilities as of December 31 (in thousands of dollars):

                                                                                  2001             2000
                                                                              ------------------------------

   62% interest in a trust owning a commercial stage III aircraft             $    9,176        $  10,316
   53% interest in an entity owning a product tanker                               4,679            5,467
   40% interest in a trust owning two commercial stage III aircraft
             on a direct finance lease                                             1,368            3,592
   20% interest in an entity that owned a handymax dry-bulk carrier                   (2)             877
   50% interest in an entity that owned a container feeder vessel                    (19)             854
                                                                              -----------       ----------
       Net investments                                                        $   15,202        $  21,106
                                                                              ===========       ==========

As of December 31, 2001 and 2000, all jointly owned equipment in the Partnership's USPE portfolio was on lease.

Pursuant to the equitable  settlement related to the Koch and Romei actions (see
Note 10), during 2001 the Partnership increased its investment in a trust owning a commercial stage III aircraft by paying FSI $0.6 million in additional acquisition and lease negotiation fees.

During 2001, a trust owning two commercial stage III aircraft on a direct finance lease in which the Partnership has an interest, reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of the writedown, which is included in equity in net loss of USPEs in the accompanying statements of operations, was $1.6 million.

During 2001, the General Partner sold the Partnership's 20% interest in an entity that owned a handymax dry-bulk carrier marine vessel and its 50% interest in an entity that owned a container feeder marine vessel. The Partnership's interest in these entities was sold for proceeds of $2.3 million for its net investment of $1.8 million. Included in the net gain on sale of these entities was the unused portion of marine vessel drydocking liability of $0.2 million.

The following summarizes the financial information for the USPEs and the Partnership's interest therein as of and for the years ended December 31 (in thousands of dollars):

                                           2001                          2000                        1999
                                              Net                           Net                         Net
                              Total        Interest         Total        Interest        Total       Interest
                              USPEs           of            USPEs           of           USPEs          of
                                           Partnership                   Partnership                 Partnership
                           --------------------------    --------------------------    --------------------------
      Net investments      $   27,038     $   15,202     $   42,176     $   21,106     $   59,692   $   27,736
      Lease revenues           12,939          6,645         10,950          4,628         10,395        3,224
      Net loss                   (184)          (935)        (2,460)        (1,904)          (867)      (1,003)

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

5. OPERATING SEGMENTS (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31,       Leasing   Leasing    Leasing   Leasing    Leasing    Other (1)   Total
     2001
     ------------------------------------  --------- ---------  --------  ---------  --------- ---------  -----------
     REVENUES
       Lease revenue                       $  1,843  $  4,649   $    515  $    872   $  3,790  $     --   $ 11,669
       Interest and other income                 40        --         73        --         10       540        663
       Gain on disposition of equipment         516        57        488         8          8        --      1,077
                                           ------------------------------------------------------------------------
         Total revenues                       2,399     4,706      1,076       880      3,808       540     13,409
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                        19        62        336       489      1,148       109      2,163
       Depreciation and amortization          1,448     3,125        102       293      1,072       194      6,234
       Interest expense                          --        --         --        --         --     1,926      1,926
       Management fees to affiliate              76       232         26        44        267        --        645
       General and administrative expenses      257         2         48       149        147     1,924      2,527
       Provision for (recovery of) bad           46         7         --       (13)       (55)       --        (15)
     debts
                                           ------------------------------------------------------------------------
         Total costs and expenses             1,846     3,428        512       962      2,579     4,153     13,480
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs    (2,850)       --      1,915        --         --        --       (935)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $ (2,297) $  1,278   $  2,479  $    (82)  $  1,229  $ (3,613)  $ (1,006)
                                           ========================================================================

     Total assets as of December 31, 2001  $ 11,565  $ 15,373   $  4,658  $  1,414   $  6,782  $  8,919   $ 48,711
                                           ========================================================================


                                                      Marine    Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31,       Leasing   Leasing    Leasing   Leasing    Leasing    Other (2)      Total
     2000
     ------------------------------------  --------- ---------  --------  ---------  --------- ---------  ----------

     REVENUES
       Lease revenue                       $  2,778  $  4,706   $  3,625  $  2,130   $  4,287  $     --   $  17,526
       Interest and other income                 --        --         --        --         --       253         253
       Gain (loss) on disposition of             --       (45)       382     1,785         25        --       2,147
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                       2,778     4,661      4,007     3,915      4,312       253      19,926
                                           -------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                        56        20      2,349       715      1,006        39       4,185
       Depreciation and amortization          2,347     3,348      1,348       563      1,280        41       8,927
       Interest expense                          --        --         --        --         --     2,029       2,029
       Management fees to affiliate             157       235        181       121        269        --         963
       General and administrative expenses      337        13         65       461        116       860       1,852
       Loss on revaluation of equipment         374        --         --        --         --        --         374
       Recovery of bad debts                   (655)       --         --        (6)       (59)       --        (720)
                                           -------------------------------------------------------------------------
         Total costs and expenses             2,616     3,616      3,943     1,854      2,612     2,969      17,610
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs    (1,485)       44       (548)       --         --        85      (1,904)
                                           -------------------------------------------------------------------------
     Net income (loss)                     $ (1,323) $  1,089   $   (484) $  2,061   $  1,700  $ (2,631)  $     412
                                           =========================================================================

     Total assets as of December 31, 2000  $ 18,502  $ 18,015   $  9,078  $  1,725   $  7,782  $  8,961   $  64,063
                                           =========================================================================



(1)  Includes  certain  assets not  identifiable  to a specific  segment such as cash, accounts receivable, lease negotiation fees, debt placement fees, and prepaid expenses.  Also includes interest income and costs not identifiable
     to  a  particular   segment,   such  as  interest   expense,   and  certain
     amortization, general and administrative, and operations support expenses.

(2)  Includes  certain  assets not  identifiable  to a specific  segment such as cash, accounts receivable, lease negotiation fees, debt placement fees, and prepaid expenses.  Also includes interest income and costs not identifiable
     to  a  particular   segment,   such  as  interest   expense,   and  certain
     amortization,  general and administrative, and operations support expenses.
     Also  includes  gain on sale from an  investment  in an entity that owned a mobile offshore drilling unit.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

5. OPERATING SEGMENTS (continued)

                                                      Marine     Marine
                                           Aircraft  Container   Vessel   Trailer    Railcar     All
     For the Year Ended December 31, 1999  Leasing   Leasing    Leasing   Leasing    Leasing    Other (3)   Total
     ------------------------------------  --------- ---------  --------  ---------  --------- ---------  ----------

     REVENUES
       Lease revenue                       $  4,481  $  2,317   $  9,849  $  2,790   $  4,551  $     --   $  23,988
       Interest and other income                 33        --         12        (2)        47       180         270
       Gain (loss) on disposition of         24,414        93      1,670      (195)       (31)       --      25,951
     equipment
                                           -------------------------------------------------------------------------
         Total revenues                      28,928     2,410     11,531     2,593      4,567       180      50,209
                                           -------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       832        --      6,322       769        829        47       8,799
       Depreciation and amortization          6,970     2,217      5,559       755      1,470        30      17,001
       Interest expense                          15        --         --        --         --     2,093       2,108
       Management fees to affiliate             196       116        481       160        308        --       1,261
       General and administrative expenses      388        11        149       546         73       767       1,934
       Loss on revaluation of equipment          --        --      3,567        --         --        --       3,567
       Provision for bad debts                  485        --         --        22         84        --         591
                                           -------------------------------------------------------------------------
         Total costs and expenses             8,886     2,344     16,078     2,252      2,764     2,937      35,261
                                           -------------------------------------------------------------------------
     Minority interests                      (8,225)       --        276        --         --        --      (7,949)
                                           -------------------------------------------------------------------------
     Equity in net income (loss) of USPEs      (250)        5     (1,029)       --         --       271      (1,003)
                                           -------------------------------------------------------------------------
     Net income (loss)                     $ 11,567  $     71   $ (5,300) $    341   $  1,803  $ (2,486)  $   5,996
                                           =========================================================================

(3) Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses. Also includes income from an investment in an entity that owned a mobile offshore drilling unit.

6. GEOGRAPHIC INFORMATION

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in seven geographic regions: the United States, South America, Canada, Mexico, Europe, Iceland, and India. Marine vessels and marine containers are leased or were leased to multiple lessees in different regions that operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs grouped by domiciles of the lessees as of and for the years ended December 31 (in thousands of dollars):

                                              Owned Equipment                       Investments in USPEs
                                    -------------------------------------   -------------------------------------

             Region                  2001        2000        1999            2001        2000        1999
   ----------------------------  -------------------------------------   -------------------------------------

   United States                  $    4,977  $    6,921   $   8,540      $      --   $       --   $      --
   South America                          --          --       1,643             96           --          --
   Canada                              1,150       1,896       1,201             --           --          --
   Europe                                378         378         378             --           --          --
   Iceland                                --          --          --          1,014          865          --
   India                                  --          --          60             --           --          --
   Rest of the world                   5,164       8,331      12,166          5,535        3,763       3,224
                                  -------------------------------------   -------------------------------------
       Lease revenues             $   11,669  $   17,526   $  23,988      $   6,645   $    4,628   $   3,224
                                  =====================================   =====================================

                              EQUIPMENT GROWTH FUND
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

6. GEOGRAPHIC INFORMATION (continued)

The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):

                                          Owned Equipment                          Investments in USPEs
                                 -------------------------------------   -------------------------------------

             Region                  2001        2000        1999            2001        2000        1999
-------------------------------  -------------------------------------   -------------------------------------

   United States                  $      877  $    3,481   $    (312)     $      --   $       --   $    (627)
   South America                          --          --      15,719           (147)          36        (185)
   Canada                                505         873         370             --            7          25
   Mexico                                 --          --          --         (1,159)         614         537
   Europe                                122          57          23             --           --          --
   Iceland                                --          --          --         (1,544)      (2,142)         --
   India                                 195        (487)     (1,839)            --           --          --
   Rest of the world                   1,843       1,109      (4,205)         1,915         (419)       (753)
                                  -------------------------------------   -------------------------------------
      Regional income (loss)           3,542       5,033       9,756           (935)      (1,904)     (1,003)
   Administrative and other           (3,613)     (2,717)     (2,757)            --           --          --
                                  -------------------------------------   -------------------------------------
      Net income (loss)           $      (71) $    2,316   $   6,999      $    (935 ) $   (1,904 ) $  (1,003)
                                  =====================================   =====================================

The net book value of these assets as of December 31 are as follows (in thousands of dollars):

                                       Owned Equipment                     Investments in USPEs
                                 --------------------------           -----------------------------
             Region                  2001        2000                     2001         2000
   ----------------------------  ------------------------              -------------------------

   United States                 $    5,915       8,399                $      --   $       --
   South America                         --          --                    9,176           --
   Canada                             1,791       1,876                       --           --
   Mexico                                --          --                    1,368        3,592
   Europe                               958       1,137                       --           --
   Iceland                               --          --                       --       10,316
   India                                 --       1,042                       --           --
   Rest of the world                 14,543      19,051                    4,658        7,198
                                 ------------------------              -------------------------
       Net book value            $   23,207      31,505                $  15,202   $   21,106
                                 ========================              =========================

7. DEBT

In August 1993, the Partnership entered into an agreement to issue a long-term note totaling $30.0 million to two institutional investors. The note bears interest at a fixed rate of 6.7% per annum and had a final maturity in 2003. Interest on the note was payable monthly. The note was scheduled to be repaid in three principal payments of $10.0 million on November 17, 2001, 2002, and 2003. The agreement required the Partnership to maintain certain financial covenants related to fixed-charge coverage. Proceeds from the sale of the note were used to fund equipment acquisitions. The Partnership's wholly and jointly owned equipment is used as collateral to the note.

The General Partner estimates, based on recent transactions, that the fair market value of the $20.0 million fixed-rate note is $19.5 million.

In the fourth quarter of 2001, the General Partner, on behalf of the Partnership, signed a commitment letter to refinance the Partnership's note payable. The commitment is for a $30.0 million term loan facility with a maturity date of five years after funding. The loan will call for equal quarterly principal plus interest payments over the term of the loan. The note will bear interest at the floating rate of LIBOR plus 2.5% or a fixed rate of the lenders cost of funds plus 2.5% at the option of the Partnership. The Partnership will incur a prepayment penalty of $1.0 million to prepay the existing senior note payable and a debt placement fee of $0.3 million payable to the new lender. These amounts were accrued in the December 31, 2001 financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

7. DEBT (continued)

In April 2001, PLM International entered into a $15.0 million warehouse facility, which is shared with the Partnership, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC. During December 2001, this facility was amended to lower the amount available to be borrowed to $10.0 million. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than April 12, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. This facility expires in April 2002. The General Partner believes it will be able to renew the warehouse facility upon its expiration with terms similar to those in the current facility.

As of December 31, 2001, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

8. CONCENTRATIONS OF CREDIT RISK

No single lessee accounted for more than 10% of the consolidated revenues for the owned equipment and jointly owned equipment during 2001, 2000, and 1999. In 1999, however, AAR Allen Group International purchased a commercial aircraft from the Partnership and the gain from the sale accounted for 49% of total consolidated revenues.

As of December 31, 2001 and 2000, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9. INCOME TAXES

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2001, the financial statement carrying amount of assets and liabilities was approximately $27.1 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10. CONTINGENCIES

Two class action lawsuits which were filed against PLM International and various of its wholly owned subsidiaries in January 1997 in the United States District Court for the Southern District of Alabama, Southern Division (the court), Civil Action No. 97-0177-BH-C (the Koch action), and June 1997 in the San Francisco Superior Court, San Francisco, California, Case No. 987062 (the Romei action), were fully resolved during the fourth quarter 2001.

The named plaintiffs were individuals who invested in PLM Equipment Growth Fund IV (Fund IV), PLM Equipment Growth Fund V (Fund V), the Partnership (Fund VI), and PLM Equipment Growth & Income Fund VII (Fund VII and collectively, the
Funds), each a California limited partnership for which PLMI's wholly owned subsidiary, FSI, acts as the General Partner. The complaints asserted causes of action against all defendants for fraud and deceit, suppression, negligent misrepresentation, negligent and intentional breaches of fiduciary duty, unjust enrichment, conversion, conspiracy, unfair and deceptive practices, and violations of state securities law. Plaintiffs alleged that each defendant owed plaintiffs and the class certain duties due to their status as fiduciaries, financial advisors, agents, and control persons. Based on these duties, plaintiffs asserted liability against defendants for improper sales and marketing practices, mismanagement of the Funds, and concealing such mismanagement from investors in the Funds. Plaintiffs sought unspecified compensatory damages, as well as punitive damages.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

10. CONTINGENCIES (continued)

In February 1999 the parties to the Koch and Romei actions agreed to monetary and equitable settlements of the lawsuits, with no admission of liability by any defendant, and filed a Stipulation of Settlement with the court. The court preliminarily approved the settlement in August 2000, and information regarding the settlement was sent to class members in September 2000. A final fairness hearing was held on November 29, 2000, and on April 25, 2001, the federal magistrate judge assigned to the case entered a Report and Recommendation recommending final approval of the monetary and equitable settlements to the federal district court judge. On July 24, 2001, the federal district court judge adopted the Report and Recommendation, and entered a final judgment approving the settlements. No appeal has been filed and the time for filing an appeal has expired.

The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million, consisting of $0.3 million deposited by PLMI and the remainder funded by an insurance policy. The final settlement amount of $4.9 million (of which PLMI's share was approximately $0.3 million) was accrued in 1999, paid out in the fourth quarter of 2001 and was determined based upon the number of claims filed by class members, the amount of attorneys' fees awarded by the court to plaintiffs' attorneys, and the amount of the administrative costs incurred in connection with the settlement.

The equitable settlement provides, among other things, for: (a) the extension (until January 1, 2007) of the date by which FSI must complete liquidation of the Funds' equipment, except for Fund IV; (b) the extension (until December 31,
2004) of the period during which FSI can reinvest the Funds' funds in additional equipment, except for Fund IV; (c) an increase of up to 20% in the amount of front-end fees (including acquisition and lease negotiation fees) that FSI is entitled to earn in excess of the compensatory limitations set forth in the North American Securities Administrator's Association's Statement of Policy, except for Fund IV; (d) a one-time purchase by each of Funds V, VI, and VII of up to 10% of that partnership's outstanding units for 80% of net asset value per unit as of September 30, 2000; and (e) the deferral of a portion of the management fees paid, except for Fund IV, to an affiliate of FSI until, if ever, certain performance thresholds have been met by the Funds. The equitable settlement also provides for payment of additional attorneys' fees to the plaintiffs' attorneys from Fund funds in the event, if ever, that certain performance thresholds have been met by the Funds. Following a vote of limited partners resulting in less than 50% of the limited partners of each of Funds V, VI, and VII voting against such amendments and after final approval of the settlement, each of the Funds' limited partnership agreements was amended to reflect these changes. During the fourth quarter of 2001 the respective Funds purchased limited partnership units from those equitable class members who submitted timely requests for purchase. Fund VI agreed to purchase 489,344 of its limited partnership units at a total cost of $2.8 million.

The Partnership, together with affiliates, has initiated litigation in various official forums in the United States and India against two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to these airlines. In response to the Partnership's collection efforts, the airline lessees filed counter-claims against the Partnership in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

During 2001, an arbitration hearing was held between one India lessee and the Partnership and the Partnership was awarded a settlement. The General Partner and the lessee are in the process of negotiating the settlement in a manner that benefits all parties involved. The General Partner did not accrue the settlement in the December 31, 2001 financial statement because the likelihood of collection of the settlement is remote. The General Partner will continue to try to collect the full amount of the settlement.

During 2001, the General Partner decided to minimize its collection efforts from the other India lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

10. CONTINGENCIES (continued)

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

11.  QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except weighted-average unit amounts):

                                March            June            September         December
                                 31,              30,               30,               31,               Total
                          ------------------------------------------------------------------------------------------

Operating results:
  Total revenues          $         4,250      $     3,555   $         2,789   $         2,815    $       13,409
  Net income (loss)                   475            1,212            (1,559)           (1,134)           (1,006)

Per weighted-average limited partnership unit:

    Net income (loss)     $          0.05      $      0.15   $         (0.19)  $         (0.14)   $        (0.13)

The following is a list of the major events that affected the Partnership's performance during 2001:

     (i) In the first quarter of 2001, the Partnership sold a commercial aircraft, marine containers, and a trailer for a total gain of $0.5 million;

     (ii)In the second quarter of 2001, the Partnership sold a marine vessel and marine containers for a total gain of $0.5 million and its interest in two entities owning marine vessels for a total gain of $0.7 million;

     (iii)In the third quarte of 2001, the Partnership accrued $1.1 million debt prepayment penalty related to the Partnerships note payable; and

     (iv)In the fourth quarter o 2001, the Partnership recorded a $1.6 million loss on revaluation on the trust that owned two commercial aircraft on a direct finance lease.

The following is a summary of the quarterly results of operations for the year ended December 31, 2000 (in thousands of dollars, except weighted-average unit amounts):

                                March            June            September         December
                                 31,              30,               30,               31,               Total
                          ------------------------------------------------------------------------------------------

Operating results:
  Total revenues          $         4,706       $    4,716   $         6,070   $         4,434    $        19,926
  Net income (loss)                  (612)            (487)              880               631                412

Per weighted-average limited partnership unit:

    Net income (loss)     $         (0.10)      $    (0.08)  $          0.09   $          0.06    $         (0.03)

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                          NOTES TO FINANCIAL STATEMENTS

11. QUARTERLY RESULTS OF OPERATIONS (unaudited)

The following is a list of the major events that affected the Partnership's performance during 2000:

     (i) In the third quarter of 2000, the Partnership sold marine containers, trailers, and a railcar for a total gain of $1.8 million and recorded a $0.4 million loss on revaluation to a commercial aircraft; and

     (ii)In the fourth quarter of 2000, the Partnership sold a marine vessel and marine containers for a total gain of $0.4 million.

12. SUBSEQUENT EVENT

During January 2002, the Partnership prepaid the $20.0 million note payable outstanding on December 31, 2001 and related $1.0 million prepayment penalty. Concurrent with this payment, the Partnership borrowed $15.0 million under the new $30.0 million term loan facility. The $15.0 million facility loan bears interest at rates between 4.375% and 4.9375%. The loans made in January 2002 were based on three and twelve month LIBOR and will be adjusted to market rates at the end of the LIBOR term. All loans under this facility are repaid over five years with equal principal plus interest payments. The General Partner anticipates that the Partnership will borrow an additional $15.0 million under this facility in 2002 (see Note 7).













                      (This space intentionally left blank)

INDEPENDENT AUDITORS' REPORT




The Partners
PLM Equipment Growth Fund VI:


We have audited the financial statements of PLM Equipment Growth Fund VI (the "Partnership") as of December 31, 2001, and for the year then ended, and have issued our report thereon dated March 8, 2002; such report is included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of PLM Equipment Growth Fund VI, listed in Item 14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






/s/ Deloitte & Touche LLP


Certified Public Accountants

Tampa, Florida
March 8, 2002

INDEPENDENT AUDITORS' REPORT




The Partners
PLM Equipment Growth Fund VI:


Under date of March 2, 2001, we reported on the balance sheet of PLM Equipment Growth Fund VI as of December 31, 2000, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2000, as contained in the 2001 annual report to the partners. These financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule for each of the years in the two-year ended December 31, 2000. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for each of the years in the two-year period ended December 31, 2000.




/s/ KPMG LLP


SAN FRANCISCO, CALIFORNIA
March 12, 2001

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                        Valuation and Qualifying Accounts

                  Years Ended December 31, 2001, 2000, and 1999
                            (in thousands of dollars)


                                                                  Additions
                                             Balance at          Charged to                          Balance at
                                            Beginning of          Cost and                            Close of
                                                Year               Expense           Deductions         Year
                                           ----------------    ----------------     --------------  -------------

  Year Ended December 31, 2001
       Allowance for Doubtful Accounts     $        402       $          (15)       $        (7)    $      380
                                           ======================================================================

  Year Ended December 31, 2000
       Allowance for Doubtful Accounts     $      2,416       $           --        $    (2,014)    $      402
                                           ======================================================================

  Year Ended December 31, 1999
       Allowance for Doubtful Accounts     $      1,930       $          595        $      (109)    $    2,416
                                           ======================================================================

                          PLM EQUIPMENT GROWTH FUND VI

                                INDEX OF EXHIBITS


  Exhibit                                                                                          Page

    4.      Limited Partnership Agreement of Partnership.                                       *

    4. 1    Second Amendment to the Amended and Restated Limited Partnership                 54-57
            Agreement

   10. 1    Management Agreement between Partnership and                                        *
            PLM Investment Management, Inc.

   10. 2    Note Agreement, dated as of August 1, 1993, regarding                               *
            $30.0 million in 6.7% senior notes due November 17, 2003.

   10. 3    Note Agreement, dated as of December 21, 2001, regarding $30.0 million
            term loan notes due December 21, 2006.                                           58-157

   10. 4    Warehousing Credit Agreement dated as of April 13, 2001.                            *

   10. 5    First Amendment to Warehousing Credit Agreement, dated as of December
            21, 2001.                                                                        158-166

            Financial Statements required under Regulation S-X Rule 3-09:

   99. 1    Aero California Trust (A Trust).                                                 167-176

   99. 2    Lion Partnership.                                                                177-186

   99. 3    Boeing 737-200 Trust S/N 24700.                                                  187-198


--------

* Incorporated by reference. See page 27 of this report.