Form 10-Q
period 2002-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 2002-05-07
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------
                                    FORM 10-Q




     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal quarter ended March 31, 2002


     [ ]  Transition  Report  Pursuant to Section 13 or 15(d) of the  Securities
          Exchange Act of 1934 For the transition period from       to


                         Commission file number 0-21806
                             -----------------------



                          PLM EQUIPMENT GROWTH FUND VI
             (Exact name of registrant as specified in its charter)


               California                                 94-3135515
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                   Identification No.)

         120 Montgomery Street,
      Suite 1350, San Francisco, CA                       94105-1301
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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)

                                                                               March 31,         December 31,
                                                                               2002                 2001
                                                                           -----------------------------------
ASSETS

Equipment held for operating leases                                        $    63,578          $    63,694
Less accumulated depreciation                                                  (41,409)             (40,487)
                                                                           -----------------------------------
  Net equipment                                                                 22,169               23,207

Cash and cash equivalents                                                        4,690                8,051
Restricted cash                                                                    425                  425
Accounts receivable, less allowance for doubtful accounts
    of $402 in 2002 and $380 in 2001                                             1,464                1,394
Investments in unconsolidated special-purpose entities                          14,462               15,202
Deferred charges, net of accumulated amortization of
    $347 in 2002 and $610 in 2001                                                  318                  355
Prepaid expenses and other assets                                                  102                   77
                                                                           -----------------------------------

      Total assets                                                         $    43,630          $    48,711
                                                                           ===================================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                                      $       342          $     1,276
Due to affiliates                                                                1,058                  926
Lessee deposits and reserve for repairs                                             28                   30
Note payable                                                                    15,000               20,000
                                                                           -----------------------------------
  Total liabilities                                                             16,428               22,232
                                                                           -----------------------------------

Partners' capital:
Limited partners (7,730,965 limited partnership units as of
    March 31, 2002 and 7,781,898 as of December 31, 2001)                       27,202               26,479
General Partner                                                                     --                   --
                                                                           -----------------------------------
  Total partners' capital                                                       27,202               26,479
                                                                           -----------------------------------

      Total liabilities and partners' capital                              $    43,630          $    48,711
                                                                           ===================================

















       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                   2002              2001
                                                                               --------------------------------
REVENUES

Lease revenue                                                                  $     2,547      $      3,565
Interest and other income                                                               19               143
Net gain on disposition of equipment                                                    14               542
                                                                               --------------------------------
  Total revenues                                                                     2,580             4,250
                                                                               --------------------------------

EXPENSES

Depreciation and amortization                                                        1,044             1,753
Repairs and maintenance                                                                295               269
Equipment operating expenses                                                            16               308
Insurance expenses                                                                      37                70
Management fees to affiliate                                                           141               191
Interest expense                                                                       175               503
General and administrative expenses to affiliates                                       56               197
Other general and administrative expenses                                              150               408
Provision for bad debts                                                                 22                23
                                                                               --------------------------------
    Total expenses                                                                   1,936             3,722
                                                                               --------------------------------

Equity in net loss of unconsolidated special-purpose entities                          (95)              (53)
                                                                               --------------------------------

      Net income                                                               $       549      $        475
                                                                               ================================

PARTNERS' SHARE OF NET INCOME

Limited partners                                                               $       549      $        389
General Partner                                                                         --                86
                                                                               --------------------------------

Total                                                                          $       549      $        475
                                                                               ================================

Limited partners' net income per weighted-average
    limited partnership unit                                                   $      0.07      $       0.05
                                                                               ================================

Cash distribution                                                              $        --      $      1,372
                                                                               ================================

Cash distribution per weighted-average limited partnership unit                $        --      $       0.16
                                                                               ================================












       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                            ( A Limited Partnership)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
            For the period from December 31, 2000 to March 31, 2002
                            (in thousands of dollars)
                                   (unaudited)

                                                            Limited              General
                                                            Partners             Partner               Total
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 2000               $   31,622            $    --             $   31,622

Net income (loss)                                             (1,092)                86                 (1,006)

Purchase of limited partnership units                         (2,765)                --                 (2,765)

Cash distribution                                             (1,286)               (86)                (1,372)
                                                          -------------------------------------------------------

  Partners' capital as of December 31, 2001                   26,479                 --                 26,479

Net income                                                       549                 --                    549

Canceled purchase of limited partnership units                   174                 --                    174
                                                          -------------------------------------------------------

  Partners' capital as of March 31, 2002                  $   27,202            $    --             $   27,202
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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                       CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands of dollars)
                                   (unaudited)

                                                                                   For the Three Months
                                                                                      Ended March 31,
                                                                                  2002           2001
                                                                                ---------------------------
OPERATING ACTIVITIES

Net income                                                                      $      549     $     475
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                     1,044         1,753
  Net gain on disposition of equipment                                                (14)         (542)
  Equity in net loss from unconsolidated special-purpose
    entities                                                                           95            53
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                           94          (127)
    Prepaid expenses and other assets                                                 (25)           (4)
    Accounts payable and accrued expenses                                            (934)         (222)
    Due to affiliates                                                                 132            48
    Lessee deposits and reserve for repairs                                            (2)          (69)
                                                                                ---------------------------
      Net cash provided by operating activities                                       939         1,365
                                                                                ---------------------------

INVESTING ACTIVITIES

Payments for capitalized repairs                                                       --            (2)
Distribution from unconsolidated special-purpose entities                             645            15
Proceeds from disposition of equipment                                                 44         1,633
                                                                                ---------------------------
      Net cash provided by investing activities                                       689         1,646
                                                                                ---------------------------

FINANCING ACTIVITIES

Payment of note payable                                                           (20,000)           --
Proceeds from note payable                                                         15,000            --
Cash distribution paid to limited partners                                             --        (1,286)
Cash distribution paid to General Partner                                              --           (86)
Refund from limited partnership units not eligible for purchase                        11            --
                                                                                ---------------------------
      Net cash used in financing activities                                        (4,989)       (1,372)
                                                                                ---------------------------

Net (decrease) increase in cash and cash equivalents                               (3,361)        1,639
Cash and cash equivalents at beginning of period                                    8,051         9,226
                                                                                ---------------------------
Cash and cash equivalents at end of period                                      $   4,690     $  10,865
                                                                                ===========================

SUPPLEMENTAL INFORMATION

Non cash cancellation of purchase of limited partnership units                  $     174     $      --
                                                                                ===========================
Interest paid                                                                   $      63     $     503
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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1.   OPINION OF MANAGEMENT

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund VI (the Partnership) as of March 31, 2002 and December 31, 2001, the unaudited condensed statements of income for the three months ended March 31, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to March 31, 2002, and the unaudited condensed statements of cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.   SCHEDULE OF PARTNERSHIP PHASES

The Partnership is currently in its investment phase during which the Partnership uses a portion of the cash generated from operations and proceeds from asset sales to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

The Partnership may reinvest its cash flow, surplus cash and equipment sale proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment and by certain other events.

3.   CASH DISTRIBUTIONS

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital. For the three months ended March 31, 2001, cash distributions totaled $1.4 million. Cash distributions of $0.9 million to the limited partners for the three months ended March 31, 2001 were deemed to be a return of capital. No cash distributions were paid to the limited partners during the three months ended March 31, 2002.

4.   TRANSACTIONS WITH GENERAL PARTNER AND AFFILIATES

The balance due to affiliates as of March 31, 2002 included $0.1 million due to FSI and its affiliates for management fees and $1.0 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2001 included $0.1 million due to FSI and its affiliates for management fees and $0.8 million due to affiliated USPEs.

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2002 and 2001 is listed in the following table (in thousands of dollars):

                                                     For the Three Months
                                                        Ended March 31,
                                                     2002            2001
                                                   --------------------------
Management fees                                    $     58       $    110
Data processing and administrative
   expenses                                              20             38

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income in USPEs.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

5.   EQUIPMENT

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

                                                      March 31,         December 31,
                                                      2002                 2001
                                                   ----------------------------------

Marine containers                                  $   24,942          $   25,045
Railcars                                               17,200              17,213
Aircraft, aircraft engines and components              16,224              16,224
Trailers                                                5,212               5,212
                                                   -----------         -----------
                                                       63,578              63,694
Less accumulated depreciation                         (41,409)            (40,487)
                                                   -----------         -----------
    Net equipment                                  $   22,169          $   23,207
                                                   ===========         ===========

As of March 31, 2002, all owned equipment in the Partnership's portfolio was on lease except for 126 railcars and one marine container. As of December 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 118 railcars. The net book value of the off-lease equipment was $0.8 million as of March 31, 2002 and $1.2 million as of December 31, 2001.

During the three months ended March 31, 2002, the Partnership disposed of marine containers and a railcar, with an aggregate net book value of $31,000 for proceeds of $45,000 of which $1,000 was due to the Partnership at March 31, 2002 and is included in accounts receivable on the accompanying unaudited condensed balance sheet at March 31, 2002. During the three months ended March 31, 2001, the Partnership disposed of a Boeing 737-200 commercial aircraft, marine containers and a trailer with an aggregate net book value of $1.1 million for proceeds of $1.6 million.

6.   INVESTMENTS IN UNCONSOLIDATED SPECIAL-PURPOSE ENTITIES

The  Partnership  owns equipment  jointly with  affiliated  programs.  These are single purpose entities that do not have any debt or other financial encumbrances. The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):

                                                                                 March 31,        December 31,
                                                                                  2002             2001
                                                                              ------------------------------

   62% interest in a trust owning a stage III commercial aircraft             $    8,785        $   9,176
   53% interest in an entity owning a product tanker                               4,394            4,679
   40% interest in a trust owning two stage III commercial aircraft
             on a direct finance lease                                             1,304            1,368
   20% interest in an entity that owned a handymax dry bulk carrier                   (2)              (2)
   50% interest in an entity that owned a container feeder vessel                    (19)             (19)
                                                                              -----------       ----------
       Net investments                                                        $   14,462        $  15,202
                                                                              ===========       ==========

As of March 31, 2002 and December 31, 2001, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

7.   OPERATING SEGMENTS

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing and marine container leasing. Each equipment leasing segment primarily engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

                                            Marine                                    Marine
     For the three months ended             Vessel   Aircraft   Railcar   Trailer    Container
             March 31, 2002                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $     --  $    410   $    917  $    211   $  1,009  $     --   $  2,547
       Interest income and other                 --        --         --        --         --        19         19
       Gain (loss) on disposition of             --        --         (4)       --         18        --         14
     equipment
                                           ------------------------------------------------------------------------
         Total revenues                          --       410        913       211      1,027        19      2,580
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                        (5)       21        167       138         11        16        348
       Depreciation and amortization             --        47        236        73        651        37      1,044
       Interest expense                          --        --         --        --         --       175        175
       Management fees to affiliate              --        17         64        10         50        --        141
       General and administrative expenses       --        (4)        38        38          1       133        206
       Provision for bad debts                   --        --          5        17         --        --         22
                                           ------------------------------------------------------------------------
         Total costs and expenses                (5)       81        510       276        713       361      1,936
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs        37      (132)        --        --         --        --        (95)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $     42  $    197   $    403  $    (65)  $    314  $   (342)  $    549
                                           ========================================================================

     Total assets as of March 31, 2002     $  4,373  $ 11,031   $  6,512  $  1,315   $ 14,690  $  5,709   $ 43,630
                                           ========================================================================

                                            Marine                                    Marine
     For the three months ended             Vessel   Aircraft   Railcar   Trailer    Container
             March 31, 2001                Leasing   Leasing    Leasing   Leasing    Leasing    Other(1)    Total
     ----------------------------------    --------- ---------  --------- ---------  --------- ---------  -----------

     REVENUES
       Lease revenue                       $    365  $    695   $  1,053  $    213   $  1,239  $     --   $  3,565
       Interest income and other                 --         7         --        --         --       136        143
       Gain on disposition of equipment          --       520         --         2         20        --        542
                                           ------------------------------------------------------------------------
         Total revenues                         365     1,222      1,053       215      1,259       136      4,250
                                           ------------------------------------------------------------------------

     COSTS AND EXPENSES
       Operations support                       266         7        197       100         17        60        647
       Depreciation and amortization             77       549        284        73        762         8      1,753
       Interest expense                          --        --         --        --         --       503        503
       Management fees to affiliate              18        31         69        11         62        --        191
       General and administrative expenses       30       166         25        26         --       358        605
       Provision for bad debts                   --        --         13         2          8        --         23
                                           ------------------------------------------------------------------------
         Total costs and expenses               391       753        588       212        849       929      3,722
                                           ------------------------------------------------------------------------
     Equity in net income (loss) of USPEs       590      (643)        --        --         --        --        (53)
                                           ------------------------------------------------------------------------
     Net income (loss)                     $    564  $   (174)  $    465  $      3   $    410  $   (793)  $    475
                                           ========================================================================


(1)  Includes certain assets not identifiable to a specific segment such as cash and restricted  cash,  certain  accounts  receivable,  deferred charges and prepaid expenses.  Also includes interest income and costs not identifiable
     to  a  particular   segment,   such  as  interest   expense,   and  certain
     amortization, general and administrative and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

8.   NET INCOME PER WEIGHTED-AVERAGE PARTNERSHIP UNIT

Net income per weighted-average Partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of Partnership units deemed outstanding during the period. The weighted-average number of Partnership units deemed outstanding during the three months ended March 31, 2002 and 2001 was 7,748,509 and 8,189,465, respectively.

9.   LIMITED PARTNERSHIP UNITS

During 2001, the General Partner agreed to purchase 489,344 limited partnership units and paid $2.8 million to the purchasing agent for this purchase.

The purchasing agent purchased 50,933 units during the three months ended March 31, 2002 and 407,565 units as of December 31, 2001, which is reflected as a reduction in Partnership units. Under the terms of the purchase agreement, only the units held by the owner on the date of the agreement were eligible to be purchased. The General Partner has not been able to purchase the remaining 30,846 units due to the eligible owners selling the units in the open market. The General Partner has determined that the remaining units will not be purchased and has submitted a $0.2 million refund request from the purchasing agent that is included in accounts receivable on the accompanying unaudited condensed balance sheet as of March 31, 2002.

10.  DEBT

During January 2002, the Partnership prepaid the $20.0 million note payable and related $1.0 million prepayment penalty that was included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheet at December 31, 2001. Concurrent with this payment, the Partnership borrowed $15.0 million under the new $30.0 million term loan facility. The Partnership entered into two loans totaling $15.0 million that bears an interest rate between 4.38% and 4.94%. The loans made in January 2002 were based on three and twelve month LIBOR and will be adjusted to market rates at the end of the LIBOR term. All loans under this facility are repaid over five years with equal principal plus interest payments. The General Partner anticipates that the Partnership will borrow an additional $15.0 million under this facility in 2002.

11.  CONTINGENCIES

The Partnership, together with affiliates, has initiated litigation in various official forums in the United States and India against two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The Partnership has repossessed all of its property previously leased to these airlines. In response to the Partnership's collection efforts, the airline lessees filed counter-claims against the Partnership in excess of the Partnership's claims against the airlines. The General Partner believes that the airlines' counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

During 2001, an arbitration hearing was held between one Indian lessee and the Partnership and the Partnership was awarded a settlement. The General Partner and the lessee are in the process of negotiating the settlement in a manner that benefits all parties involved. The General Partner did not accrue the settlement because the likelihood of collection of the settlement is remote. The General Partner will continue to try to collect the full amount of the settlement.

During 2002 and 2001, the General Partner decided to minimize its collection efforts from the other Indian lessee in order to save the Partnership from incurring additional expenses associated with trying to collect from a lessee that has no apparent ability to pay.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A Limited Partnership)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

11.  CONTINGENCIES (continued)

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

12.  SUBSEQUENT EVENT

In April 2002, PLM International, Inc. (PLMI) extended the $10.0 million warehouse facility, which is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI which is the parent company of FSI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than July 11, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers. This facility expires on July 11, 2002. The General Partner is currently in the process of renewing the warehouse facility.















                      (This space intentionally left blank)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

COMPARISON OF PLM EQUIPMENT GROWTH FUND VI'S (THE PARTNERSHIP'S) OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001


(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2002, compared to the same period of 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                                              For the Three Months
                                                                Ended March 31,
                                                             2002             2001
                                                           ---------------------------
Marine containers                                          $   998          $ 1,222
Railcars                                                       750              856
Aircraft, aircraft engines and components                      389              688
Trailers                                                        73              113
Marine vessels                                                   5               99

Marine containers: Marine container lease revenues and direct expenses were $1.0 million and $11,000, respectively, for the three months ended March 31, 2002, compared to $1.2 million and $17,000, respectively, during the same quarter of 2001. The decrease in lease revenues of $0.2 million during the first quarter of 2002 compared to 2001 was due to lower lease rates earned on the Partnership's marine containers.

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the three months ended March 31, 2002, compared to $1.1 million and $0.2 million, respectively, during the same quarter of 2001. A decrease in railcar lease revenues of $0.1 million was due to an increase in the number of railcars off-lease compared to 2001.

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.4 million and $21,000, respectively, for the three months ended March 31, 2002, compared to $0.7 million and 7,000, respectively, during the same period of 2001. Lease revenues decreased $0.3 million during 2002 due to the reduction in the lease rate on an MD-82 as part of a new lease agreement in 2001.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2002 and 2001. Trailer contribution decreased $40,000 during 2002 primarily due to higher repair costs in 2002 compared to 2001.

Marine vessels: Marine vessel contribution decreased $0.1 million during the three months ended March 31, 2002 due to the sale the Partnership's wholly-owned marine vessel during 2001.

(B) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.6 million for the quarter ended March 31, 2002 decreased from $3.1 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.7 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.4 million resulting from certain assets being fully depreciated during 2001, and a decrease of $0.1 million due to the sale of certain equipment during 2002 and 2001;

     (ii) A $0.4 million decrease in general and administrative expenses during the three months ended March 31, 2002 was due to a decrease of $0.2 million due to lower professional costs and $0.1 million resulting from lower allocations by the General Partner for office services and data processing costs;

     (iii) A $0.3 million decrease in interest expense was due to lower average borrowings outstanding and a $0.1 million decrease was due to a lower interest rate charge during 2002 compared to 2001; and

     (iv) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the three months ended March 31, 2002 compared to 2001.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the first quarter of 2002 totaled $14,000, and resulted from the sale of marine containers and a railcar, with an aggregate net book value of $31,000 for proceeds of $45,000. The net gain on the disposition of owned equipment for the first quarter of 2001 totaled $0.5 million, and resulted from the sale of a Boeing 737-200 commercial aircraft, marine containers and a trailer with an aggregate net book value of $1.1 million for proceeds of $1.6 million.

(D) Equity in Net Loss of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net loss of USPEs represents the Partnership's share of the net loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                                              For the Three Months
                                                                Ended March 31,
                                                             2002              2001
                                                          -----------------------------
Marine vessels                                            $      37        $     590
Aircraft                                                       (132)            (643)
                                                          ------------     ------------
    Equity in net loss of USPEs                           $     (95)       $     (53)
                                                          ============     ============

Marine vessels: As of March 31, 2002, the Partnership owned an interest in an entity that owned a marine vessel. As of March 31, 2001, the Partnership owned an interest in three entities that owned marine vessels. During the three months ended March 31, 2002, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 2001, lease revenues of $1.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.4 million.

Marine vessel lease revenues decreased $0.8 million due to one marine vessel earning a lower charter rate during the three months ended March 31, 2002 compared to 2001. Additionally, lease revenues decreased $0.3 million due to the sale of the Partnership's interest in two entities that owned marine vessels during 2001.

Direct expenses decreased $0.2 million during the three months ending March 31, 2002 compared to the same period in 2001 for the remaining entity owning a marine vessel due to lower operating expenses. Additionally, direct expenses decreased $0.4 million due to the sale of the Partnership's interest in two entities that owned marine vessels during 2001.

Aircraft: As of March 31, 2002 and 2001, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the first quarter of 2002, revenues of $0.3 million were offset by depreciation expense, direct expenses and administrative expenses of $0.5 million. During the same period of 2001, revenues of $0.3 million were offset by depreciation expense, direct expenses and administrative expenses of $1.0 million.

Although aircraft revenues remained relatively the same, revenues earned by the trust that owns two commercial aircraft on a direct finance lease decreased $0.1 million due to the leases for the aircraft in the trust being renegotiated at a lower rate. This decrease was offset by an increase of $0.1 million earned by the trust owning a Boeing 737-300 commercial aircraft due to a new lease going into effect at a higher rate.

Depreciation expense, direct expenses, and administrative expenses decreased $0.5 million during the three months ended March 31, 2002 due to required repairs and maintenance of $0.5 million to the Boeing 737-300 during 2001 that were not required during 2002.

(E) Net Income

As a result of the foregoing, the Partnership's net income for the three months ended March 31, 2002 and 2001 was $0.5 million. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 2002 is not necessarily indicative of future periods.

(II) CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the General Partner to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record a loss on revaluation. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable in consideration of the current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership's lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as dry docking for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved for is based on the General Partner's expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(III) FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the three  months  ended March 31,  2002,  the  Partnership  generated  $1.6 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations, pay debt and interest payments and maintain working capital reserves.

During the three months ended March 31, 2002, the Partnership disposed of owned equipment and received aggregate proceeds of $44,000.

Accounts receivable increased $0.1 million during the three months ended March 31, 2002. The increase was due to the accrual of a $0.2 million receivable from the purchasing agent resulting from Partnership units that cannot be purchased offset, in part, by a decrease of $0.1 million due to the timing of cash receipts.

Investments in USPEs decreased $0.7 million during the three months ended March 31, 2002 due to cash distributions of $0.6 million from the USPEs to the Partnership and a $0.1 million loss that was recorded by the Partnership for its equity interests in the USPEs.

Accounts payable decreased $0.9 million during the three months ended March 31, 2002. The decrease was due to the payment of the $1.0 million prepayment penalty offset, in part, by the increase of $0.1 million due to the timing of cash payments.

During January 2002, the Partnership prepaid the $20.0 million note payable outstanding on December 31, 2001. Concurrent with this payment, the Partnership borrowed $15.0 million under the new $30.0 million term loan facility.

The Partnership made its scheduled principal payment of $0.8 million during April 2002. The Partnership is scheduled to make a quarterly debt payment of $0.8 million to the lenders of the notes payable at the end of each quarter. The cash for each payment will come from operations and equipment dispositions.

In April 2002, PLM International, Inc. (PLMI) extended the $10.0 million warehouse facility, which is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI which is the parent company of PLM Financial Services, Inc.. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than July 11, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers. This facility expires on July 11, 2002. The General Partner is currently in the process of renewing the warehouse facility.

As of May 7, 2002, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

(IV) OUTLOOK FOR THE FUTURE

Several factors may affect the Partnership's operating performance during the remainder of 2002 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Partnership's contribution during the remainder of 2002 and beyond include:

(1) The cost of new marine containers have been at historic lows for the past several years which has caused downward pressure on per diem lease rates for this type of equipment;

(2) Railcar loadings in North America for the first quarter of 2002 were below those of 2001. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated;

(3) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's marine vessel began to decrease during the later half of 2001. This trend is expected to continue during the first half of 2002;

(4) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. As a result of this and general uncertainty in the airline industry, the Partnership has had to renegotiate leases on its owned aircraft and partially owned aircraft on a direct finance lease during 2001 that will result in a decrease in revenues during 2002; and

(5) Industry wide utilization of inter-modal trailers decreased 8% in the first quarter of 2002 compared to the first quarter of 2001. This has lead to lower utilization of the Partnership's trailers.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent on many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of some of these factors, or of their occurrence, makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continually monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may decide to reduce the Partnership's exposure to equipment markets in which it determines it cannot operate equipment to achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter equipment markets in which it perceives opportunities to profit from supply/demand instabilities or other market imperfections

The Partnership may reinvest its cash flow, surplus cash, and equipment sale proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. Surplus funds, if any, less reasonable reserves, may be distributed to the partners. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment and by certain other events.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership's primary market risk exposure is that of currency devaluation risk. During the three months ended March 31, 2002, 71% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (US) currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

                          PART II -- OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)    Exhibits

           10.1 Second amendment to the Warehouse Credit Agreement, dated April 12, 2002.

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



                         PLM EQUIPMENT GROWTH FUND VI

                         By:      PLM Financial Services, Inc.
                                  General Partner



Date:  May 7, 2002       By:      /s/ Stephen M. Bess
                                  -----------------------------------
                                  Stephen M. Bess
                                  President and Current Chief Accounting Officer