Form 10-Q
period 2002-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 2002-08-14
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  QUARTER  ENDED  JUNE  30,  2002


     [  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
             SECURITIES  EXCHANGE  ACT  OF  1934
             FOR  THE  TRANSITION  PERIOD  FROM              TO


                         COMMISSION FILE NUMBER 0-21806
                             _______________________



                          PLM EQUIPMENT GROWTH FUND VI
             (Exact name of registrant as specified in its charter)


                         CALIFORNIA                     94-3135515
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)           Identification No.)

               450 CARILLON PARKWAY, SUITE 200
                     ST. PETERSBURG, FL                    33716
                   (Address of principal                 (Zip code)
                     executive offices)


       Registrant's telephone number, including area code: (727) 803-8200
                             _______________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X  No  ____
                                             ----

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)



                                                                      June 30,             December 31,
                                                                       2002                     2001
                                                                    ----------             ------------
ASSETS

Equipment held for operating leases                                  $ 63,153                 $ 63,694
Less accumulated depreciation                                         (42,107)                 (40,487)
                                                                     ---------                ---------
  Net equipment                                                        21,046                   23,207


Cash and cash equivalents                                               6,645                    8,051
Restricted cash                                                           425                      425
Accounts receivable, less allowance for doubtful accounts
    of $409 in 2002 and $380 in 2001                                      933                    1,394
Investments in unconsolidated special-purpose entities                 13,647                   15,202
Deferred charges, net of accumulated amortization of
    $389 in 2002 and $610 in 2001                                         318                      355
Prepaid expenses and other assets                                          64                       77
                                                                     ---------                ---------
      Total assets                                                   $ 43,078                 $ 48,711


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses                           $   203  $ 1,276
Due to affiliates                                                 1,173      926
Lessee deposits and reserve for repairs                              37       30
Notes payable                                                    14,250   20,000
                                                                -------  -------
  Total liabilities                                              15,663   22,232

Partners' capital:
Limited partners (7,730,965 limited partnership units in 2002
    and 7,781,898 in 2001)                                       27,415   26,479
General Partner                                                      --       --
  Total partners' capital                                        27,415   26,479
                                                                -------  -------

      Total liabilities and partners' capital                   $43,078  $48,711
                                                                =======  =======
















       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                         CONDENSED STATEMENTS OF INCOME
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)


                                                                  For the Three Months         For the Six Months
                                                                     Ended June 30,              Ended June 30,
                                                                  2002           2001         2002          2001
                                                                 ------         ------       -----         ------
REVENUES

Lease revenue                                                    $2,424         $2,866       $4,971         $6,431
Interest and other income                                            21            174           40            317
Net gain on disposition of equipment                                101            515          115          1,057
                                                                 ------         ------        -----         ------
    Total revenues                                                2,546          3,555        5,126          7,805

EXPENSES

Depreciation and amortization                                     1,027          1,594        2,071          3,347
Repairs and maintenance                                             300            419          594            688
Equipment operating expense                                          23            115           39            423
Insurance expense                                                    37             13           74             83
Management fees to affiliate                                        135            159          276            350
Interest expense                                                    191            502          366          1,005
General and administrative expenses
      to affiliates                                                  74            102          130            299
Other general and administrative expenses                           325            248          475            656
Provision for bad debts                                               7             64           29             87
                                                                 ------         ------        -----         ------
    Total expenses                                                2,119          3,216        4,054          6,938
                                                                 ------         ------        -----         ------
Equity in net income (loss) of unconsol-
      idated special-purpose entities                              (215)           873         (310)           820
                                                                 ------         ------        -----         ------
Net income                                                       $  212         $1,212       $  762         $1,687

PARTNERS' SHARE OF NET INCOME

Limited partners                                                 $  212         $1,212       $  762         $1,601
General Partner                                                      --             --           --             86
                                                                 ------         ------        -----         ------
Total                                                            $  212         $1,212       $  762         $1,687
                                                                 ------         ------        -----         ------
Net income per weighted-average
    limited partnership unit                                     $ 0.03         $ 0.15       $ 0.10         $ 0.20
                                                                 ------         ------        -----         ------
Cash distributions                                               $   --         $   --       $   --         $1,372
                                                                 ------         ------        -----         ------
Cash distributions per weighted-average
    limited partnership unit                                     $   --         $   --       $   --         $ 0.16
                                                                 ======         =======      =======        ======









       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
             FOR THE PERIOD FROM DECEMBER 31, 2000 TO JUNE 30, 2002
                            (in thousands of dollars)
                                   (unaudited)


                                                           Limited         General
                                                          Partners         Partner            Total
                                                          --------         -------            -----
  Partners' capital as of December 31, 2000                $31,622          $ --            $31,622

Net income (loss)                                           (1,092)           86             (1,006)

Purchase of limited partnership units                       (2,765)           --             (2,765)

Cash distribution                                           (1,286)          (86)            (1,372)
                                                           --------         -----            -------
  Partners' capital as of December 31, 2001                 26,479            --             26,479

Net income                                                     762            --                762

Canceled purchase of limited partnership units                 174            --                174
                                                           --------         -----           --------
  Partners' capital as of June 30, 2002                    $27,415          $ --            $27,415
                                                           ========         =====           ========



































       See accompanying notes to unaudited condensed financial statements.





                                  PLM EQUIPMENT GROWTH FUND VI
                                    (A LIMITED PARTNERSHIP)
                               CONDENSED STATEMENTS OF CASH FLOWS
                                   (in thousands of dollars)
                                         (unaudited)

                                                                                                For the Six Months
                                                                                                  Ended June 30,
                                                                                                 2002       2001
                                                                                                ------     ------
OPERATING ACTIVITIES

Net income                                                                                     $    762   $ 1,687
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                                                   2,071     3,347
  Net gain on disposition of equipment                                                             (115)   (1,057)
  Equity in net (income) loss from unconsolidated special-purpose
    entities                                                                                        310      (820)
  Changes in operating assets and liabilities:
    Accounts receivable, net                                                                        451       858
    Prepaid expenses and other assets                                                                13        34
    Accounts payable and accrued expenses                                                        (1,073)     (871)
    Due to affiliates                                                                               247        18
    Lessee deposits and reserve for repairs                                                           7      (130)
                                                                                               --------   --------
      Net cash provided by operating activities                                                   2,673     3,066

INVESTING ACTIVITIES

Payments for capitalized repairs                                                                     (2)       (2)
Distribution from unconsolidated special-purpose entities                                         1,245     1,443
Distribution from liquidation of unconsolidated special-purpose entities                             --     2,254
Proceeds from disposition of equipment                                                              285     3,559
                                                                                               --------   --------
      Net cash provided by investing activities                                                   1,528     7,254

FINANCING ACTIVITIES

Payment of notes payable                                                                        (20,750)       --
Payment of debt placement fees                                                                      (42)       --
Proceeds from notes payable                                                                      15,000        --
Cash distribution paid to limited partners                                                           --    (1,286)
Cash distribution paid to General Partner                                                            --       (86)
Canceled purchase of limited partnership units                                                      174        --
Refund from limited partnership units not eligible for purchase                                      11        --
                                                                                               --------   --------
      Net cash used in financing activities                                                      (5,607)   (1,372)

Net (decrease) increase in cash and cash equivalents                                             (1,406)    8,948
Cash and cash equivalents at beginning of period                                                  8,051     9,226
                                                                                               --------   --------
Cash and cash equivalents at end of period                                                     $  6,645   $18,174
                                                                                               ========   ========

SUPPLEMENTAL INFORMATION

Interest paid                                                                                  $    422   $ 1,005
                                                                                               ========   ========









       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund VI (the Partnership) as of June 30, 2002 and December 31, 2001, the unaudited condensed statements of income for the three and six months ended June 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to June 30, 2002, and the unaudited condensed statements of cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

2.     Schedule  of  Partnership  Phases
       ---------------------------------

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

3.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital.

For the three and six months ended June 30, 2001, cash distributions totaled $-0- and $1.4 million, respectively. None of the cash distributions to the limited partners during the six months ended June 30, 2001, were deemed to be a return of capital. No cash distributions were paid to the limited partners during the three and six months ended June 30, 2002.

4.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of June 30, 2002 included $0.1 million due to FSI and its affiliates for management fees and $1.1 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2001 included $0.1 million due to FSI and its affiliates for management fees and $0.8 million due to affiliated USPEs.

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2002 and 2001 is listed in the following table (in thousands of dollars):

                                                          For the Three Months         For the Six Months
                                                             Ended June 30,               Ended June 30,
                                                           ==================          ==================
                                                           2002         2001          2002           2001
                                                           ----         ----          ----           ----
Management fees                                           $  38        $  92         $  79          $ 203
Data processing and administrative
   expenses                                                  21           41            37             79

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.     Transactions  with  General  Partner  and  Affiliates  (continued)
       -----------------------------------------------------

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

5.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):


                                          June 30,              December 31,
                                           2002                     2001
                                          ------                   ------
Marine containers                        $ 24,549                 $ 25,045
Railcars                                   17,168                   17,213
Aircraft and components                    16,224                   16,224
Trailers                                    5,212                    5,212
                                         --------                 ---------
                                           63,153                   63,694
Less accumulated depreciation             (42,107)                 (40,487)
                                         --------                 ---------
    Net equipment                        $ 21,046                 $ 23,207
                                         ========                 =========


As of June 30, 2002, all owned equipment in the Partnership's portfolio was on lease except for 138 railcars and one marine container. As of December 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 118 railcars. The net book value of the off-lease equipment was $0.9 million as of June 30, 2002 and $1.2 million as of December 31, 2001.

During the six months ended June 30, 2002, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.3 million. During the six months ended June 30, 2001, the Partnership disposed of a Boeing 737-200 commercial aircraft, a marine vessel, marine containers, and a trailer with an aggregate net book value of $2.8 million, for proceeds of $3.6 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million.

6.     Investments  in  Unconsolidated  Special-Purpose  Entities
       ----------------------------------------------------------

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. The net investments in USPEs include the following jointly-owned equipment and related assets and liabilities (in thousands of dollars):


                                                                            June 30,            December 31,
                                                                              2002                  2001
                                                                          ===========            ===========
62% interest in a trust owning a stage III commercial aircraft              $ 8,455                 $ 9,176
53% interest in an entity owning a product tanker                             4,015                   4,679
40% interest in a trust owning two stage III commercial aircraft
          on a direct finance lease                                           1,187                   1,368
Other                                                                           (10)                    (21)
                                                                            --------                --------
    Net investments                                                         $13,647                 $15,202
                                                                            ========                ========


As of June 30, 2002 and December 31, 2001, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Operating  Segments
       -------------------

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing and marine container leasing. Each equipment leasing segment primarily engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):


                                           Marine                                       Marine
For the three months ended                 Vessel     Aircraft   Railcar    Trailer    Container
      June 30, 2002                        Leasing    Leasing    Leasing    Leasing     Leasing     Other 1    Total

REVENUES
  Lease revenue                           $     --   $     409   $    890  $    173   $      952   $     --   $ 2,424
  Interest income and other                     --          --         --        --           --         21        21
  Gain on disposition of equipment              --          --         16        --           85         --       101
                                          ---------  ----------  --------  ---------  -----------  ---------  --------
     Total revenues                             --         409        906       173        1,037         21     2,546


COSTS AND EXPENSES
  Operations support                            --          --        211       122           11         16       360
  Depreciation and amortization                 --          48        236        72          629         42     1,027
  Interest expense                              --          --         --        --           --        191       191
  Management fees to affiliate                  --          17         61         9           48         --       135
  General and administrative expenses           --         101         40        37           --        221       399
  Provision for (recovery of) bad debts         --          --          8        (1)          --         --         7
                                          ---------  ----------  --------  ---------  -----------  ---------  --------
      Total costs and expenses                  --         166        556       239          688        470     2,119
                                          ---------  ----------  --------  ---------  -----------  ---------  --------
Equity in net loss of USPEs                   (106)       (109)        --        --           --         --      (215)
                                          ---------  ----------  --------  ---------  -----------  ---------  --------
Net income (loss)                         $   (106)  $     134   $    350  $    (66)  $      349   $   (449)  $   212
                                          =========  =========   ========  =========  ==========   =========  ========

Total assets as of June 30, 2002          $  4,005   $  10,537   $  6,285  $  1,195   $   13,577   $  7,479   $43,078
                                          =========  =========   ========  =========  ==========   =========  ========

                                          Marine                                      Marine
For the three months ended                Vessel     Aircraft    Railcar   Trailer    Container
         June 30, 2001                    Leasing    Leasing     Leasing   Leasing    Leasing      Other 2    Total

REVENUES
  Lease revenue                           $    148   $     329   $  1,005  $    189   $    1,195   $     --   $ 2,866
  Interest income and other                     --          33         --        --           --        141       174
  Gain on disposition of equipment             488          --         --        --           27         --       515
                                          ---------  ----------  --------  ---------  -----------  ---------  --------
     Total revenues                            636         362      1,005       189        1,222        141     3,555


COSTS AND EXPENSES
  Operations support                            71           2        305       135           17         17       547
  Depreciation and amortization                 25         492        258        73          733         13     1,594
  Interest expense                              --          --         --        --           --        502       502
  Management fees to affiliate                   8          11         72         9           59         --       159
  General and administrative expenses           17          58         27        45            1        202       350
  Provision for (recovery of) bad debts         --          46         19        --           (1)        --        64
                                          ---------  ----------  --------  ---------  -----------  ---------  --------
      Total costs and expenses                 121         609        681       262          809        734     3,216
                                          ---------  ----------  --------  ---------  -----------  ---------  --------
Equity in net income (loss) of USPEs           984        (111)        --        --           --         --       873
                                          ---------  ----------  --------  ---------  -----------  ---------  --------
Net income (loss)                         $  1,499   $    (358)  $    324  $    (73)  $      413   $   (593)  $ 1,212
                                          =========  =========   ========  =========  ==========   =========  ========


1 Includes certain assets not identifiable to a specific segment such as cash and restricted cash, certain accounts receivable, deferred charges and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
2 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Operating  Segments  (continued)
       -------------------


                                         Marine                                       Marine
For the six months ended                 Vessel     Aircraft   Railcar    Trailer   Container
     June 30, 2002                       Leasing    Leasing    Leasing    Leasing    Leasing     Other 1    Total

REVENUES
  Lease revenue                         $     --   $     819   $  1,807  $    384   $    1,961  $     --   $4,971
  Interest income and other                   --          --         --        --           --        40       40
  Gain on disposition of equipment            --          --         12        --          103        --      115
                                        ---------  ----------  --------  ---------  ----------  ---------  -------
     Total revenues                           --         819      1,819       384        2,064        40    5,126


COSTS AND EXPENSES
  Operations support                          (5)         21        378       260           21        32      707
  Depreciation and amortization               --          95        472       145        1,280        79    2,071
  Interest expense                            --          --         --        --           --       366      366
  Management fees to affiliate                --          34        125        19           98        --      276
  General and administrative expenses         --          97         78        75            1       354      605
  Provision for bad debts                     --          --         13        16           --        --       29
                                        ---------  ----------  --------  ---------  ----------  ---------  -------
      Total costs and expenses                (5)        247      1,066       515        1,400       831    4,054
                                        ---------  ----------  --------  ---------  ----------  ---------  -------
Equity in net loss of USPEs                  (69)       (241)        --        --           --        --     (310)
                                        ---------  ----------  --------  ---------  ----------  ---------  -------
Net income (loss)                       $    (64)  $     331   $    753  $   (131)  $      664  $   (791)  $  762
                                        =========  ==========  ========  =========  ==========  =========  =======


                                        Marine                                      Marine
For the six months ended                Vessel     Aircraft    Railcar   Trailer    Container
      June 30, 2001                     Leasing    Leasing     Leasing   Leasing    Leasing     Other 1    Total


REVENUES
  Lease revenue                         $    513   $   1,024   $  2,058  $    402   $    2,434  $     --   $6,431
  Interest income and other                   --          40         --        --           --       277      317
  Gain on disposition of equipment           488         520         --         2           47        --    1,057
                                        ---------  ----------  --------  ---------  ----------  ---------  -------
     Total revenues                        1,001       1,584      2,058       404        2,481       277    7,805


COSTS AND EXPENSES
  Operations support                         337           9        502       235           34        77    1,194
  Depreciation and amortization              102       1,041        542       146        1,495        21    3,347
  Interest expense                            --          --         --        --           --     1,005    1,005
  Management fees to affiliate                26          42        141        20          121        --      350
  General and administrative expenses         47         224         52        71            1       560      955
  Provision for bad debts                     --          46         32         2            7        --       87
                                        ---------  ----------  --------  ---------  ----------  ---------  -------
      Total costs and expenses               512       1,362      1,269       474        1,658     1,663    6,938
                                        ---------  ----------  --------  ---------  ----------  ---------  -------
Equity in net income (loss) of USPEs       1,574        (754)        --        --           --        --      820
                                        ---------  ----------  --------  ---------  ----------  ---------  -------
Net income (loss)                       $  2,063   $    (532)  $    789  $    (70)  $      823  $ (1,386)  $1,687
                                        =========  ==========  ========  =========  ==========  =========  =======


8.     Net  Income  Per  Weighted-Average  Limited  Partnership  Unit
       --------------------------------------------------------------

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2002 was 7,730,965 and 7,739,688, respectively. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2001 was 8,189,463 and 8,189,464, respectively.

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

9.     Limited  Partnership  Units
       ---------------------------

During 2001, the General Partner agreed to purchase 489,344 limited partnership units and paid $2.8 million to the purchasing agent for this purchase.

The purchasing agent purchased 50,933 units during the six months ended June 30, 2002 and 407,565 units as of December 31, 2001, which is reflected as a reduction in limited partnership units. Under the terms of the purchase agreement, only the units held by the owner on the date of the agreement were eligible to be purchased. The General Partner has not been able to purchase the remaining 30,846 units due to the eligible owners selling the units in the open market. The General Partner has determined that the remaining units will not be purchased and has received $0.2 million refund from the purchasing agent.

10.     Debt
        ----

During January 2002, the Partnership prepaid the $20.0 million note payable and related $1.0 million prepayment penalty that was included in accounts payable and accrued expenses on the accompanying unaudited condensed balance sheet at December 31, 2001. Concurrent with this payment, the Partnership borrowed $15.0 million under the new $30.0 million term loan facility. The Partnership entered into two loans totaling $15.0 million that bear an interest rate between 4.38% and 4.94%. The loans made in January 2002 were based on three and twelve month LIBOR and will be adjusted to market rates at the end of the LIBOR term. All loans under this facility will be repaid over five years with equal principal plus interest payments. The General Partner anticipates that the Partnership will borrow an additional $15.0 million under this facility in 2002.

The Partnership made the regularly scheduled principal payments of $0.8 million to the lender of the notes during the six months ended June 30, 2002.

11.     Subsequent  Events
        ------------------

In July 2002, PLM International, Inc. (PLMI), the parent company of FSI, reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date to June 30, 2003. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

During July 2002, the Partnership made its regularly scheduled debt payment of $0.8 million to the lenders of the $30.0 million term loan facility.







                      (This space intentionally left blank)

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(I)     RESULTS  OF  OPERATIONS

Comparison  of  PLM  Equipment  Growth  Fund  VI's (the Partnership's) Operating
--------------------------------------------------------------------------------
Results  for  the  Three  Months  Ended  June  30,  2002  and  2001
-------------------------------------------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2002, compared to the same period of 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                             For the Three Months
                                                 Ended June 30,
                                               2002          2001
                                               ==================
Marine containers                              $941        $1,178
Railcars                                        679           700
Aircraft and components                         409           327
Trailers                                         51            54
Marine vessels                                   --            77


Marine containers: Marine container lease revenues and direct expenses were $1.0 million and $11,000, respectively, for the three months ended June 30, 2002, compared to $1.2 million and $17,000, respectively, during the same quarter of 2001. The decrease in lease revenues of $0.2 million during the second quarter of 2002 compared to 2001 was due to lower lease rates earned on the Partnership's marine containers.

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.2 million, respectively, for the three months ended June 30, 2002, compared to $1.0 million and $0.3 million, respectively, during the same quarter of 2001. A decrease in railcar lease revenues of $0.1 million was due to lower re-lease rates earned on new leases as old leases expired during 2002. A decrease in railcar direct expenses of $0.1 million was due to a decrease in the repairs and maintenance of railcars compared to 2001.

Aircraft and components: Aircraft lease revenues and direct expenses were $0.4 million and $-0-, respectively, for the three months ended June 30, 2002, compared to $0.3 million and $2,000, respectively, during the same period of 2001. Lease revenues increased $0.1 million during 2002 due to an MD-82 aircraft that was off-lease for one month during the second quarter of 2001 that was on-lease the full quarter of 2002.

Trailers:     Trailer  lease  revenues and direct expenses were $0.2 million and
$0.1  million,  respectively, for the three months ended June 30, 2002 and 2001.

Marine vessels:     Marine vessel contribution decreased $0.1 million during the three months ended June 30, 2002 due to the sale the Partnership's wholly-owned marine vessel during 2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $1.8 million for the quarter ended June 30, 2002 decreased from $2.7 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.6 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.4 million resulting from certain assets becoming fully depreciated during 2001, and a decrease of $25,000 due to the sale of certain equipment during 2002 and 2001;

     (ii) A $0.3 million decrease in interest expense resulted from a decrease of $0.2 million caused by lower average borrowings outstanding and a $0.1 million decrease was due to a lower interest rate charged during 2002 compared to 2001;

     (iii) A $24,000 decrease in management fees was due to lower lease revenues earned by the Partnership during the three months ended June 30, 2002 compared to 2001; and

     (iv) A $49,000 increase in general and administrative expenses during the three months ended June 30, 2002 was primarily due to an increase in administrative services.

(C)     Interest  and  Other  Income

Interest and other income decreased $0.2 million during 2002. A decrease of $0.1 million was due to lower cash balances compared to 2001 and $0.1 million was due to a decrease in the interest rate earned on cash balances.

(D)     Net  Gain  on  Disposition  of  Owned  Equipment

The net gain on the disposition of owned equipment for the second quarter of 2002 totaled $0.1 million, and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.2 million. The net gain on the disposition of owned equipment for the second quarter of 2001 totaled $0.5 million, and resulted from the sale of a marine vessel and marine containers with an aggregate net book value of $1.8 million, for proceeds of $2.0 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):


                                                                For the Three Months
                                                                   Ended June 30,
                                                                 2002          2001
                                                                 ==================
Marine vessels                                                  $(106)        $ 984
Aircraft                                                         (109)         (111)
                                                                ------        ------
    Equity in net income (loss) of USPEs                        $(215)        $ 873
                                                                ======        ======


Marine vessels: As of June 30, 2002, the Partnership owned an interest in an entity that owned a marine vessel. As of June 30, 2001, the Partnership owned an interest in three entities that each owned a marine vessel. During the three months ended June 30, 2002, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. During the same period of 2001, lease revenues of $1.5 million and the gain of $0.7 million from the sale of the Partnership's interest in two entities that owned marine vessels were offset by depreciation expense, direct expenses, and administrative expenses of $1.2 million.

Marine vessel lease revenues decreased $0.5 million due to one marine vessel earning a lower charter rate during the three months ended June 30, 2002 compared to 2001. Additionally, lease revenues decreased $0.2 million due to the sale of the Partnership's interest in two entities that owned marine vessels during 2001.

Direct expenses decreased $0.1 million during the three months ending June 30, 2002 compared to the same period in 2001 for the remaining entity owning a marine vessel due to lower operating expenses. Additionally, direct expenses decreased $0.2 million due to the sale of the Partnership's interest in two entities that owned marine vessels during 2001.

Aircraft: As of June 30, 2002 and 2001, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the second quarter of 2002, revenues of $0.3 million were offset by depreciation expense, direct expenses and administrative expenses of $0.4 million. During the same period of 2001, revenues of $0.4 million were offset by depreciation expense, direct expenses and administrative expenses of $0.6 million.

Although aircraft revenues remained relatively the same, revenues earned by the trust that owns two commercial aircraft on a direct finance lease decreased $0.1 million due to the leases for the aircraft in the trust being renegotiated at a lower rate.

Depreciation expense, direct expenses, and administrative expenses decreased $0.1 million during the three months ended June 30, 2002 compared to 2001. The decrease was due to lower required repairs and maintenance of $0.1 million to the Boeing 737-300 aircraft during 2001 that were not required during 2002 and lower depreciation expense of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. These decreases were partially offset by an increase in administrative expenses of $0.1 million due to an increase in professional services.

(F)     Net  Income

As a result of the foregoing, the Partnership's net income for the three months ended June 30, 2002 was $0.2 million, compared to a net income of $1.2 million during the same period of 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2002 is not necessarily indicative of future periods.

Comparison  of the Partnership's Operating Results for the Six Months Ended June
--------------------------------------------------------------------------------
30,  2002  and  2001
--------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2002, compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):


                                               For the Six Months
                                                 Ended June 30,
                                               2002          2001
                                               ==================
Marine containers                            $1,940        $2,400
Railcars                                      1,429         1,556
Aircraft and components                         798         1,015
Trailers                                        124           167
Marine vessels                                    5           176


Marine containers: Marine container lease revenues and direct expenses were $2.0 million and $21,000, respectively, for the six months ended June 30, 2002, compared to $2.4 million and $34,000, respectively, during the same period of 2001. The decrease in lease revenues of $0.5 million during 2002 compared to the same period of 2001 was due to lower lease rates earned on the Partnership's marine containers.

Railcars: Railcar lease revenues and direct expenses were $1.8 million and $0.4 million, respectively, for the six months ended June 30, 2002, compared to $2.1 million and $0.5 million, respectively, during the same period of 2001. A decrease in railcar lease revenues of $0.3 million was primarily due to lower re-lease rates earned on new leases as old leases expired during 2002.

Aircraft and components: Aircraft lease revenues and direct expenses were $0.8 million and $21,000, respectively, for the six months ended June 30, 2002, compared to $1.0 million and $9,000, respectively, during the same period of 2001. Lease revenues decreased $0.2 million during 2002 due to the reduction in the lease rate on an MD-82 aircraft as part of a new lease agreement in 2001.

Trailers: Trailer lease revenues and direct expenses were $0.4 million and $0.3 million, respectively, for the six months ended June 30, 2002, compared to $0.4 million and $0.2 million, respectively, during the same period of 2001. Trailer contribution decreased $43,000 during 2002 primarily due to higher repair costs in 2002 compared to 2001.

Marine vessels:     Marine vessel contribution decreased $0.2 million during the six months ended June 30, 2002 due to the sale of the Partnership's wholly-owned marine vessel during 2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $3.3 million for the six months ended June 30, 2002 decreased from $5.7 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $1.3 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.3 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.9 million resulting from certain assets being fully depreciated during 2001, and a decrease of $0.1 million due to the sale of certain equipment during 2002 and 2001;

     (ii) A $0.6 million decrease in interest expense resulted from a decrease of $0.5 million caused by lower average borrowings outstanding in the six months ended June 30, 2002 compared to the same period of 2001 and a $0.1 million decrease was due to a lower interest rate charged during 2002 compared to 2001;

     (iii) A $0.4 million decrease in general and administrative expenses during the six months ended June 30, 2002 was due to a decrease of $0.2 million due to lower professional costs and $0.2 million resulting from lower allocations by the General Partner for office services and data processing costs; and

     (iv) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the six months ended June 30, 2002 compared to the same period of 2001.

(C)     Interest  and  Other  Income

Interest and other income decreased $0.3 million during 2002. A decrease of $0.2 million was due to lower cash balances compared to 2001 and $0.1 million was due to a decrease in the interest rate earned on cash balances.

(D)     Net  Gain  on  Disposition  of  Owned  Equipment

The net gain on the disposition of owned equipment for the six months ended June 30, 2002 totaled $0.1 million and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.3 million. The net gain on the disposition of owned equipment for the six months ended June 30, 2001 totaled $1.1 million, and resulted from the sale of a Boeing 737-200 commercial aircraft, marine vessel, trailer, and marine containers with an aggregate net book value of $2.8 million, for proceeds of $3.6 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):








                                                                For the Six Months
                                                                  Ended June 30,
                                                                2002          2001
                                                                ==================
Marine vessels                                                $ (69)        $1,574
Aircraft                                                       (241)          (754)
                                                              ------        -------
    Equity in net income (loss) of USPEs                      $(310)        $  820
                                                              ======        =======


Marine vessels: As of June 30, 2002 and 2001, the Partnership owned an interest in an entity that owned a marine vessel. During the six months ended June 30, 2002, lease revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million. During the same period of 2001, lease revenues of $3.4 million and the gain of $0.7 million from the sale of the Partnership's interest in two entities that owned marine vessels were offset by depreciation expense, direct expenses, and administrative expenses of $2.5 million.

Marine vessel lease revenues decreased $1.3 million due to one marine vessel earning a lower charter rate during the six months ended June 30, 2002 compared to 2001. Additionally, lease revenues decreased $0.5 million due to the sale of the Partnership's interest in two entities that owned marine vessels during 2001.

Direct expenses decreased $0.3 million during the six months ending June 30, 2002 compared to the same period in 2001 for the remaining entity owning a marine vessel due to lower operating expenses. Additionally, direct expenses decreased $0.6 million due to the sale of the Partnership's interest in two entities that owned marine vessels during 2001.

Aircraft: As of June 30, 2002 and 2001, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the six months ending June 30, 2002, revenues of $0.7 million were offset by depreciation expense, direct expenses and administrative expenses of $0.9 million. During the same period of 2001, revenues of $0.8 million were offset by depreciation expense, direct expenses and administrative expenses of $1.5 million.

Revenues earned by the trust that owns two commercial aircraft on a direct finance lease decreased $0.2 million due to the leases for the aircraft in the trust being renegotiated at a lower rate. This decrease was partially offset by an increase of $0.1 million earned by the trust owning a Boeing 737-300 commercial aircraft due to a new lease going into effect at a higher rate.

Depreciation expense, direct expenses, and administrative expenses decreased $0.6 million during the six months ended June 30, 2002 due to required repairs and maintenance of $0.5 million to the Boeing 737-300 during 2001 that were not required during 2002 and lower depreciation expense of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F)     Net  Income

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 2002 was $0.8 million, compared to a net income of $1.7 million during the same period of 2000. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2002 is not necessarily indicative of future periods.

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

(III)     FINANCIAL CONDITION -- CAPITAL RESOURCES, LIQUIDITY, AND DISTRIBUTIONS

For the six months ended June 30, 2002, the Partnership generated $3.9 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations, pay debt and interest payments and maintain working capital reserves.

During the six months ended June 30, 2002, the Partnership disposed of owned equipment and received aggregate proceeds of $0.3 million.

Accounts receivable decreased $0.5 million during the six months ended June 30, 2002 due to the timing of cash receipts.

Investments in USPEs decreased $1.6 million during the six months ended June 30, 2002 due to cash distributions of $1.2 million from the USPEs to the Partnership and a $0.3 million loss that was recorded by the Partnership for its equity interests in the USPEs.

Accounts payable decreased $1.1 million during the six months ended June 30, 2002. The decrease was due to the payment of the $1.0 million prepayment penalty related to the previous note payable and $0.1 million decrease due to the timing of cash payments.

During January 2002, the Partnership prepaid the $20.0 million note payable outstanding on December 31, 2001. Concurrent with this payment, the Partnership borrowed $15.0 million under the new $30.0 million term loan facility.

The Partnership made its scheduled principal payment of $0.8 million under the new notes payable during the six months ended June 30, 2002 and another payment of $0.8 million during July 2002. The Partnership is scheduled to make a quarterly debt payment of $0.8 million to the lenders of the notes payable at the beginning of each quarter. The cash for each payment will come from operations and equipment dispositions.

In July 2002, PLM International, Inc. (PLMI), the parent company of FSI, reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date to June 30, 2003. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of August 13, 2002, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

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

(2) Railcar loadings in North America for the six months ended June 30, 2002 were below those of 2001. This decrease has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated;

(3) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's marine vessel began to decrease during the latter half of 2001 and continued through the first six months of 2002. This trend is expected to continue during the latter half of 2002 or until international economies stabilize and begin to improve;

(4) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. As a result of this and the general turmoil in the airline industry, the Partnership has had to renegotiate leases on its owned aircraft and partially owned aircraft on a direct finance lease during 2001 that will result in a decrease in revenues during 2002. In addition, these events have had a negative impact on the fair market value of the Partnership's owned and partially owned aircraft. Although no revaluations were required during 2002 to these aircraft, the General Partner does not expect these aircraft values to return to their previous value in the foreseeable future;

(5) Industry wide utilization of inter-modal trailers decreased 12% in the six months ended June 30, 2002 compared to the 2001. This has led to lower utilization of the Partnership's trailers.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the six months ended June 30, 2002, 69% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (US) currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.


















                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

10.1     Third amendment to the Warehouse Credit Agreement, dated July 11, 2002.

     (b)     Reports  on  Form  8-K
             ----------------------

On August 5, 2002, the Partnership filed Form 8-K acknowledging the receipt of a mini-tender offer.






















                      (This space intentionally left blank)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          PLM  EQUIPMENT  GROWTH  FUND  VI

                                          By:PLM  Financial  Services,  Inc.
                                             General  Partner



Date:  August  13,  2002                     By:/s/  Stephen  M.  Bess
                                                ----------------------
                                                Stephen  M.  Bess
                                                President  and
                                                Current  Chief  Accounting
                                                Officer




CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund VI (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



                                        PLM  EQUIPMENT  GROWTH  FUND  VI

                                        By:PLM  Financial  Services,  Inc.
                                           General  Partner



Date:  August  13,  2002                   By:/s/  Stephen  M.  Bess
                                              ----------------------
                                              Stephen  M.  Bess
                                              President  and
                                              Current  Chief  Accounting
                                              Officer




Date:  August  13,  2002                   By:/s/  James  A.  Coyne
                                              ---------------------
                                              James  A.  Coyne
                                              Chief  Financial  Officer