Form 10-Q
period 2002-09-30
PLM EQUIPMENT GROWTH FUND VI
filed 2002-11-14
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-Q




     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR  THE  FISCAL  QUARTER  ENDED  SEPTEMBER  30,  2002


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
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)


                                                                 September 30,    December 31,
                                                                     2002            2001
                                                                ===============================
                                                                                  (As restated,
                                                                                   see Note 14)
ASSETS

Equipment held for operating leases. . . . . . . . . . . . . .  $       62,891   $      63,694
Less accumulated depreciation. . . . . . . . . . . . . . . . .         (42,853)        (40,487)
                                                                ---------------  --------------
  Net equipment. . . . . . . . . . . . . . . . . . . . . . . .          20,038          23,207


Cash and cash equivalents. . . . . . . . . . . . . . . . . . .           8,022           8,051
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . .             425             425
Accounts receivable, less allowance for doubtful accounts
    of $394 in 2002 and $380 in 2001 . . . . . . . . . . . . .             831           1,394
Investments in unconsolidated special-purpose entities . . . .          13,035          15,223
Deferred charges, net of accumulated amortization of
    $432 in 2002 and $550 in 2001. . . . . . . . . . . . . . .             276             415
Prepaid expenses and other assets. . . . . . . . . . . . . . .             107              77
                                                                ---------------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . .  $       42,734   $      48,792
                                                                ===============  ==============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses. . . . . . . . . . . . .  $          436   $         317
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .           1,290             947
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .          13,500          20,000
Lessee deposits and reserve for repairs. . . . . . . . . . . .               6              30
                                                                ---------------  --------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . .          15,232          21,294
                                                                ---------------  --------------
Commitments and contingencies

Partners' capital:
Limited partners (7,730,965 limited partnership units in 2002
    and 7,781,898 in 2001) . . . . . . . . . . . . . . . . . .          27,502          27,498
General Partner. . . . . . . . . . . . . . . . . . . . . . . .              --              --
                                                                ---------------  --------------
  Total partners' capital. . . . . . . . . . . . . . . . . . .          27,502          27,498
                                                                ---------------  --------------

      Total liabilities and partners' capital. . . . . . . . .  $       42,734   $      48,792
                                                                ===============  ==============













       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)

                                            For the Three Months    For the Nine Months
                                            Ended September 30,     Ended September 30,
                                            2002          2001     2002           2001
                                           ============================================
                                                     (As restated,.        (As restated,
                                                      see Note 14) . . . .  see Note 14)
REVENUES

Lease revenue. . . . . . . . . . . . . . .  $  2,350   $  2,567   $  7,321   $  8,998
Interest and other income. . . . . . . . .        97        244        137        561
Gain on disposition of equipment . . . . .        10         --        123      1,040
Loss on disposition of equipment . . . . .       (2)       (22)         --         (5)
                                           ----------  ---------  ---------  ---------
    Total revenues . . . . . . . . . . . .     2,455      2,789      7,581     10,594
                                           ----------  ---------  ---------  ---------
EXPENSES

Depreciation and amortization. . . . . . .       996      1,711      3,127      5,058
Repairs and maintenance. . . . . . . . . .       315        454        909      1,142
Equipment operating expense. . . . . . . .        22         52         61        475
Insurance expense. . . . . . . . . . . . .        38          2        112         85
Management fees to affiliate . . . . . . .       131        142        407        492
Interest expense . . . . . . . . . . . . .       175        503        541      1,508
General and administrative expenses
      to affiliates. . . . . . . . . . . .        23         58        153        357
Other general and administrative expenses.       376        223      1,810        879
Provision for bad debts. . . . . . . . . .         2         11         31         98
                                           ----------  ---------  ---------  ---------
    Total expenses . . . . . . . . . . . .     2,078      3,156      7,151     10,094
                                           ----------  ---------  ---------  ---------
Equity in net income (loss) of unconsol-
      idated special-purpose entities. . .     (290)       (63)      (600)        757
                                           ----------  ---------  ---------  ---------
Net income (loss). . . . . . . . . . . . .  $     87   $  (430)   $  (170)   $  1,257
                                           ==========  =========  =========  =========
PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners . . . . . . . . . . . . .  $     87   $  (430)   $  (170)   $  1,171
General Partner. . . . . . . . . . . . . .        --         --         --         86
                                           ----------  ---------  ---------  ---------
Total. . . . . . . . . . . . . . . . . . .  $     87   $  (430)   $  (170)   $  1,257
                                           ==========  =========  =========  =========
Net income (loss) per weighted-average
    limited partnership unit . . . . . . .  $   0.01   $ (0.05)   $ (0.02)   $   0.15
                                           ==========  =========  =========  =========
Cash distributions . . . . . . . . . . . .  $     --   $     --   $     --   $  1,372
                                           ==========  =========  =========  =========
Cash distributions per weighted-average
    limited partnership unit . . . . . . .  $     --   $     --   $     --   $   0.16
                                           ==========  =========  =========  =========





       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
           FOR THE PERIOD FROM DECEMBER 31, 2000 TO SEPTEMBER 30, 2002
                            (in thousands of dollars)
                                   (unaudited)


                                                  Limited     General
                                                  Partners    Partner    Total
                                                 ===============================
  Partners' capital as of December 31, 2000 . .  $  31,622   $     --   $31,622

Net income (loss) (As restated, see Note 14). .        (73)        86        13

Purchase of limited partnership units . . . . .     (2,765)        --    (2,765)

Cash distribution . . . . . . . . . . . . . . .     (1,286)       (86)   (1,372)
                                                 ----------  ---------  --------
  Partners' capital as of December 31, 2001
 (As restated, see Note 14) . . . . . . . . . .     27,498         --    27,498

Net loss. . . . . . . . . . . . . . . . . . . .       (170)        --      (170)

Canceled purchase of limited partnership units.        174         --       174
                                                 ----------  ---------  --------
  Partners' capital as of September 30, 2002. .  $  27,502   $     --   $27,502
                                                 ==========  =========  ========

































       See accompanying notes to unaudited condensed financial statements.




PLM EQUIPMENT GROWTH FUND VI
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
                                                                           For the Nine Months
                                                                           Ended September 30,
                                                                           2002           2001
                                                                          ======================
                                                                                    (As restated,
                                                                                     see Note 14)
OPERATING ACTIVITIES

Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (170)   $ 1,257
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .      3,127     5,058
  Gain on disposition of equipment. . . . . . . . . . . . . . . . . . . .      (123)    (1,035)
  Equity in net (income) loss from unconsolidated special-purpose
    entities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        600      (757)
  Changes in operating assets and liabilities:
    Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . .        553       847
    Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .       (30)        47
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . .        119      (832)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .        364       238
    Lessee deposits and reserve for repairs . . . . . . . . . . . . . . .       (24)      (137)
                                                                           ----------  --------
      Net cash provided by operating activities . . . . . . . . . . . . .      4,416     4,686
                                                                           ----------  --------
INVESTING ACTIVITIES

Payment for capitalized improvements. . . . . . . . . . . . . . . . . . .        (2)        (2)
Investment in unconsolidated special-purpose entity . . . . . . . . . . .         --      (632)
Payment of acquisition fees to affiliate. . . . . . . . . . . . . . . . .         --      (678)
Payment of lease negotiation fees to affiliate. . . . . . . . . . . . . .         --      (150)
Distribution from unconsolidated special-purpose entities . . . . . . . .      1,567     2,475
Distribution from liquidation of unconsolidated special-purpose entities.         --     2,254
Proceeds from disposition of equipment. . . . . . . . . . . . . . . . . .        347     3,614
                                                                           ----------  --------
      Net cash provided by investing activities . . . . . . . . . . . . .      1,912     6,881
                                                                           ----------  --------

FINANCING ACTIVITIES

Payment of notes payable. . . . . . . . . . . . . . . . . . . . . . . . .   (21,500)        --
Payment of debt placement fees. . . . . . . . . . . . . . . . . . . . . .       (42)        --
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . . .     15,000        --
Cash distribution paid to limited partners. . . . . . . . . . . . . . . .         --    (1,286)
Cash distribution paid to General Partner . . . . . . . . . . . . . . . .         --       (86)
Canceled purchase of limited partnership units. . . . . . . . . . . . . .        174        --
Refund from limited partnership units not eligible for purchase . . . . .         11        --
                                                                           ----------  --------
      Net cash used in financing activities . . . . . . . . . . . . . . .    (6,357)    (1,372)
                                                                           ----------  --------
Net (decrease) increase in cash and cash equivalents. . . . . . . . . . .       (29)    10,195
Cash and cash equivalents at beginning of period. . . . . . . . . . . . .      8,051     9,226
                                                                           ----------  --------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . .  $   8,022   $19,421
                                                                           ==========  ========

SUPPLEMENTAL INFORMATION

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     441   $ 1,508
                                                                           ==========  ========


       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund VI (the Partnership) as of September 30, 2002 and December 31, 2001, the unaudited condensed statements of operations for the three and nine months ended September 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to September 30, 2002, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements.

2.     Schedule  of  Partnership  Phases
       ---------------------------------

The Partnership is currently in its investment phase during which the Partnership uses cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

The Partnership may reinvest its cash flow, surplus cash and equipment disposition proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment and by certain other events.

3.     Reclassification
       ----------------

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentations.

4.     Cash  Distributions
       -------------------

Cash distributions are recorded when paid and may include amounts in excess of net income that are considered a return of capital.

No cash distributions were paid to the limited partners during the three and nine months ended September 30, 2002. For the three and nine months ended September 30, 2001, cash distributions totaled $-0- and $1.4 million, respectively. Cash distributions of $0.1 million to the limited partners during the nine months ended September 30, 2001, were deemed to be a return of capital.

5.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

The balance due to affiliates as of September 30, 2002 included $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to affiliated unconsolidated special-purpose entities (USPEs). The balance due to affiliates as of December 31, 2001 included $0.1 million due to FSI and its affiliates for management fees and $0.8 million due to affiliated USPEs.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Transactions  with  General  Partner  and  Affiliates  (continued)
       -----------------------------------------------------

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2002 and 2001 is listed in the following table (in thousands of dollars):

                                  For the Three Months   For the Nine Months
                                   Ended September 30,   Ended September 30,
                                    2002        2001     2002          2001
                                   ========================================
Management fees. . . . . . . . . .  $    25  $    30    $    174  $    281
Data processing and administrative
   expenses. . . . . . . . . . . .        2       25          51       120


These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

6.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):


                                 September 30,    December 31,
                                     2002             2001
                               ===============================
Marine containers . . . . . .  $       24,305   $      25,045
Railcars. . . . . . . . . . .          17,150          17,213
Aircraft and components . . .          16,224          16,224
Trailers. . . . . . . . . . .           5,212           5,212
                               ---------------  --------------
                                       62,891          63,694
Less accumulated depreciation         (42,853)        (40,487)
                               ---------------  --------------
    Net equipment . . . . . .  $       20,038   $      23,207
                               ===============  ==============


As of September 30, 2002, all owned equipment in the Partnership's portfolio was on lease except for 180 railcars and 15 marine containers. As of December 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 118 railcars. The net book value of the off-lease equipment was $1.7 million as of September 30, 2002 and $1.2 million as of December 31, 2001.

During the nine months ended September 30, 2002, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.3 million. During the nine months ended September 30, 2001, the Partnership disposed of a Boeing 737-200 commercial aircraft, a marine vessel, marine containers, railcars, and a trailer with an aggregate net book value of $2.9 million, for proceeds of $3.6 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million.

7.     Investments  in  Unconsolidated  Special-Purpose  Entities
       ----------------------------------------------------------

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. Ownership interest is based on the Partnership's contribution towards the cost of the equipment in the USPEs. The Partnership's proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the USPEs.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership's proportional share of equity in each entity as of September 30, 2002 and December 31, 2001 (in thousands of dollars):

                                           Boeing     Aero
                                          737-300  California    Lion
As of September 30, 2002. . . . . . . . .  Trust1    Trust2   Partnership3  Total
---------------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation  $12,973  $     --  $     7,724
  Receivables                                1,682       420          110
  Finance lease receivable                      --     2,763           --
  Other assets                                   3         6           --
                                           -------  --------  -----------
    Total assets                           $14,658  $  3,189  $     7,834
                                           =======  ========  ===========
Liabilities
  Accounts payable                         $    --  $      1  $       320
  Due to affiliates                             --         2           31
  Lessee deposits and reserve for repairs    1,659       420          224
                                           -------  --------  -----------
    Total liabilities                        1,659       423          575
                                            -------  --------  -----------

Equity                                      12,999     2,766        7,259
                                           -------  --------  -----------
    Total liabilities and equity           $14,658  $  3,189  $     7,834
                                           =======  ========  ===========

Partnership's share of equity              $ 8,126  $  1,106  $     3,803  $13,035
                                           =======  ========  ===========  =======



                                            Boeing     Aero
                                            737-300  California   Lion
As of December 31, 2001 . . . . . . . . .    Trust1   Trust2   Partnership3  Total
----------------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation   $14,768  $     --  $     8,827
  Receivables                                 1,078       420          776
  Finance lease receivable                       --     3,449           --
  Other assets                                   12        10           --
                                            -------  --------  -----------
    Total assets                            $15,858  $  3,879  $     9,603
                                            =======  ========  ===========
Liabilities
  Accounts payable                          $    70  $     --  $       111
  Due to affiliates                              20        39           51
  Lessee deposits and reserve for repairs     1,027       420          514
                                            -------  --------  -----------
    Total liabilities                         1,117       459          676
                                            -------  --------  -----------

Equity                                       14,741     3,420        8,927
                                            -------  --------  -----------
    Total liabilities and equity            $15,858  $  3,879  $     9,603
                                            =======  ========  ===========

Partnership's share of equity               $ 9,176  $  1,368  $     4,679  $15,223
                                            =======  ========  ===========  =======









1 The Partnership owns a 62% interest of the Boeing 737-300 Trust that owns a stage III commercial aircraft.
2 The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3 The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses and net income (loss) of the entities in which the Partnership has an interest, and the Partnership's proportional share of income (loss) in each entity for the three and nine months ended September 30, 2002 and 2001 (in thousands of dollars):

                                          Boeing     Aero
For the three months ended               737-300  California   Lion
        September 30, 2002 . . . . . . .  Trust1    Trust2  Partnership3  Other  Total
--------------------------------------------------------------------------------------
  Revenues                               $    465  $   119  $   1,013   $ --
  Less: Direct expenses                        12        5        977    (24)
            Indirect expenses                 651       29        427     --
                                         --------  -------  ---------  ------
    Net income (loss)                    $  (198)  $    85  $   (391)   $ 24
                                         ========  =======  =========  ======

Partnership's share of net income (loss) $  (114)  $    34  $   (216)   $  6    $(290)
                                         ========  =======  =========  ======   ======



                                 Boeing    Aero                              Pacific
For the three months ended      737-300 California   Lion        Spear        Source
        September 30, 2001 . .   Trust1   Trust2 Partnership3 Partnership4  Partnership5  Total
-----------------------------------------------------------------------------------------------
  Revenues                     $    605  $   328  $   2,097   $     (10)     $   (2)
  Less: Direct expenses              16        6      1,151          32          38
            Indirect expenses       980       39        600          71           7
                               --------  -------  ----------  -----------   --------
    Net income (loss)          $  (391)  $   283  $     346   $    (113)     $  (47)
                               ========  =======  ==========  ===========   ========

Partnership's share of
    Net income (loss)          $  (292)  $   113  $     182   $     (57)     $   (9)      $(63)
                               ========  =======  ==========  ===========   ========     ======



                                          Boeing     Aero
For the nine months ended                737-300  California   Lion
        September 30, 2002 . . . . . .    Trust1    Trust2 Partnership3  Other  Total
-------------------------------------------------------------------------------------
  Revenues                               $  1,395  $   384    $4,009    $ --
  Less: Direct expenses                        28       17     3,101     (22)
            Indirect expenses               2,103      101     1,429      --
                                         --------  --------   ------    -----
    Net income (loss)                    $  (736)  $   266    $(521)    $ 22
                                         ========  ========   ======    =====

Partnership's share of net income (loss) $  (427)  $   106    $(285)    $  6   $(600)
                                         ========  ========   ======    =====  ======



                                     Boeing     Aero                               Pacific
For the nine months ended            737-300 California   Lion         Spear       Source
        September 30, 2001 . . . .    Trust1   Trust2  Partnership3 Partnership4 Partnership5  Total
----------------------------------------------------------------------------------------------------
 Revenues                           $  1,405  $ 1,011    $ 7,613      $  710      $   921
 Gain on disposition of equipment         --       --         --         458        2,595
 Less: Direct expenses                   931       14      3,591         578          565
           Indirect expenses           2,515      119      1,892         280          448
                                    --------  --------   --------     -------     -------
   Net income (loss)                $ (2,041) $   878    $ 2,130      $  310      $ 2,503
                                    ========  ========   ========     =======     =======

Partnership's share of
   Net income (loss)                $ (1,284) $   351   $ 1,118       $   75      $   497      $ 757
                                    ========  ========   ========     =======     =======      =====


As of September 30, 2002 and December 31, 2001, all jointly-owned equipment in the Partnership's USPE portfolio was on lease.

1 The Partnership owns a 62% interest of the Boeing 737-300 Trust that owns a stage III commercial aircraft.
2 The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3 The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
4 The Partnership owned a 50% interest in the Spear Partnership that owned a container feeder vessel.
5     The  Partnership  owned  a  20% interest in the Pacific Source Partnership that  owned  a  handymax  dry  bulk  carrier.

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

The following tables present a summary of the operating segments (in thousands of dollars):


                                             Marine                                        Marine
For the three months ended                   Vessel     Aircraft    Railcar    Trailer    Container
September 30, 2002                           Leasing    Leasing     Leasing    Leasing     Leasing     Other 1    Total
-----------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $     --   $     409   $    784   $    175   $      982   $     --   $ 2,350
  Interest income and other. . . . . . . .        71          --         --         --           --         26        97
  Gain (loss) on disposition of equipment.        --          --         (2)        --           10         --         8
                                            ---------  ----------  ---------  ---------  -----------  ---------  --------
     Total revenues. . . . . . . . . . . .        71         409        782        175          992         26     2,455
                                            ---------  ----------  ---------  ---------  -----------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .         6           1        179        164           10         15       375
  Depreciation and amortization. . . . . .        --          47        235         73          598         43       996
  Interest expense . . . . . . . . . . . .        --          --         --         --           --        175       175
  Management fees to affiliate . . . . . .        --          16         56         10           49         --       131
  General and administrative expenses. . .         1          31         56         39           --        272       399
  Provision for bad debts. . . . . . . . .        --          --          1          1           --         --         2
                                            ---------  ----------  ---------  ---------  -----------  ---------  --------
      Total costs and expenses . . . . . .         7          95        527        287          657        505     2,078
                                            ---------  ----------  ---------  ---------  -----------  ---------  --------
Equity in net loss of USPEs. . . . . . . .      (210)        (80)        --         --           --         --      (290)
                                            ---------  ----------  ---------  ---------  -----------  ---------  --------
Net income (loss). . . . . . . . . . . . .  $   (146)  $     234   $    255   $   (112)  $      335   $   (479)  $    87
                                            =========  ==========  =========  =========  ===========  =========  ========

Total assets as of September 30, 2002. . .  $  3,803   $  10,047   $  6,078   $  1,117   $   12,859   $  8,830   $42,734
                                            =========  ==========  =========  =========  ===========  =========  ========


                                            Marine . . . . . . . . . . . . . . . .        Marine
For the three months ended . . . . . . . .  Vessel     Aircraft    Railcar    Trailer    Container
         September 30, 2001. . . . . . . .  Leasing    Leasing     Leasing    Leasing    Leasing      Other 2    Total
------------------------------------------------------------------------------------------------------------------------
REVENUES
  Lease revenue. . . . . . . . . . . . . .  $      2   $     409   $    827   $    223   $    1,106   $     --   $ 2,567
  Interest income and other. . . . . . . .        73          --         --         --           --        171       244
  Loss on disposition of equipment . . . .        --       (2)--         (5)        --          (15)        --       (22)
                                            ---------  ----------  ---------  ---------  -----------  ---------  --------
     Total revenues. . . . . . . . . . . .        75         407        822        223        1,091        171     2,789
                                            ---------  ----------  ---------  ---------  -----------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .       (23)          7        381        112           15         16       508
  Depreciation and amortization. . . . . .        --         347        265         74          939         86     1,711
  Interest expense . . . . . . . . . . . .        --          --         --         --           --        503       503
  Management fees to affiliate . . . . . .        --          16         59         11           56         --       142
  General and administrative expenses. . .         1         (13)        52         40           --        201       281
  Provision for bad debts. . . . . . . . .        --          --         11         --           --         --        11
                                            ---------  ----------  ---------  ---------  -----------  ---------  --------
      Total costs and expenses . . . . . .       (22)        357        768        237        1,010        806     3,156
                                            ---------  ----------  ---------  ---------  -----------  ---------  --------
Equity in net income (loss) of USPEs . . .       116        (179)        --         --           --         --       (63)
                                            ---------  ----------  ---------  ---------  -----------  ---------  --------
Net income (loss). . . . . . . . . . . . .  $    213   $    (129)  $     54   $    (14)  $       81   $   (635)  $  (430)
                                            =========  ==========  =========  =========  ===========  =========  ========



1 Includes certain assets not identifiable to a specific segment such as cash and restricted cash, deferred charges and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
2 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.     Operating  Segments  (continued)
       -------------------


                                         Marine                                        Marine
For the nine months ended                Vessel     Aircraft    Railcar    Trailer   Container
September 30, 2002                       Leasing    Leasing     Leasing    Leasing    Leasing     Other 1    Total
------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . .  $     --   $   1,228   $  2,591   $    559   $    2,943  $     --   $ 7,321
  Interest income and other. . . . . .        71          --         --         --           --        66       137
  Gain on disposition of equipment . .        --          --         10         --          113        --       123
                                        ---------  ----------  ---------  ---------  ----------  ---------  --------
     Total revenues. . . . . . . . . .        71       1,228      2,601        559        3,056        66     7,581
                                        ---------  ----------  ---------  ---------  ----------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . .         1          22        557        424           31        47     1,082
  Depreciation and amortization. . . .        --         142        707        218        1,878       182     3,127
  Interest expense . . . . . . . . . .        --          --         --         --           --       541       541
  Management fees to affiliate . . . .        --          50        181         29          147        --       407
  General and administrative expenses.         1         128        134        114            1     1,585     1,963
  Provision for bad debts. . . . . . .        --          --         14         17           --        --        31
                                        ---------  ----------  ---------  ---------  ----------  ---------  --------
      Total costs and expenses . . . .         2         342      1,593        802        2,057     2,355     7,151
                                        ---------  ----------  ---------  ---------  ----------  ---------  --------
Equity in net loss of USPEs. . . . . .      (279)       (321)        --         --           --        --      (600)
                                        ---------  ----------  ---------  ---------  ----------  ---------  --------
Net income (loss). . . . . . . . . . .  $   (210)  $     565   $  1,008   $   (243)  $      999  $ (2,289)  $  (170)
                                        =========  ==========  =========  =========  ==========  =========  ========


    Marine . . . . . . . . . . . . . .  Marine
For the nine months ended. . . . . . .  Vessel     Aircraft    Railcar    Trailer    Container
         September 30, 2001. . . . . .  Leasing    Leasing     Leasing    Leasing    Leasing     Other 1    Total
--------------------------------------------------------------------------------------------------------------------
REVENUES
  Lease revenue. . . . . . . . . . . .  $    515   $   1,433   $  2,885   $    625   $    3,540  $     --   $ 8,998
  Interest income and other. . . . . .        73          40         --         --           --       448       561
  Gain on disposition of equipment . .       488         518         (5)         2           32        --     1,035
                                        ---------  ----------  ---------  ---------  ----------  ---------  --------
     Total revenues. . . . . . . . . .     1,076       1,991      2,880        627        3,572       448    10,594
                                        ---------  ----------  ---------  ---------  ----------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . .       314          16        883        347           49        93     1,702
  Depreciation and amortization. . . .       102       1,388        807        220        2,434       107     5,058
  Interest expense . . . . . . . . . .        --          --         --         --           --     1,508     1,508
  Management fees to affiliate . . . .        26          58        200         31          177        --       492
  General and administrative expenses.        48         211        104        111            1       761     1,236
  Provision for bad debts. . . . . . .        --          46         43          2            7        --        98
                                        ---------  ----------  ---------  ---------  ----------  ---------  --------
      Total costs and expenses . . . .       490       1,719      2,037        711        2,668     2,469    10,094
                                        ---------  ----------  ---------  ---------  ----------             --------
Equity in net income (loss) of USPEs .     1,690        (933)        --         --           --        --       757
                                        ---------  ----------  ---------  ---------  ----------  ---------  --------
Net income (loss). . . . . . . . . . .  $  2,276   $    (661)  $    843   $    (84)  $      904  $ (2,021)  $ 1,257
                                        =========  ==========  =========  =========  ==========  =========  ========



9.     Net  Income  (Loss)  Per  Weighted-Average  Limited  Partnership  Unit
       ----------------------------------------------------------------------

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2002 was 7,730,965 and 7,736,749, respectively. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2001 was 8,189,463 and 8,189,464, respectively.

10.     Limited  Partnership  Units
        ---------------------------

During 2001, the Partnership agreed to purchase 489,344 limited partnership units and paid $2.8 million to the purchasing agent for this purchase. The purchasing agent purchased 407,565 units as of December 31, 2001 and an additional 50,933 units during the nine months ended September 30, 2002, which is reflected as a reduction in limited partnership units. Under the terms of the purchase agreement,

1     Includes  interest  income  and  costs  not  identifiable  to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.     Limited  Partnership  Units(continued)
        ---------------------------

only the units held by the owner on the date of the agreement were eligible to be purchased. The General Partner has not been able to purchase the remaining 30,846 units due to the eligible owners selling the units in the open market. The General Partner has determined that the remaining units will not be purchased and has received $0.2 million refund from the purchasing agent.

11.     Debt
        ----

During January 2002, the Partnership prepaid the $20.0 million note payable and a prepayment penalty, included in other general and administrative expenses, of $1.0 million to prepay the existing senior note payable. Concurrent with this payment, the Partnership borrowed $15.0 million under the new $30.0 million term loan facility. The Partnership entered into two loans totaling $15.0 million that bear an interest rate between 4.38% and 4.94%. The loans made in January
2002 were based on three and twelve month LIBOR and will be adjusted to market rates at the end of the LIBOR term. All loans under this facility will be repaid over five years with equal principal plus interest payments. The General Partner anticipates that the Partnership will borrow an additional $15.0 million under this facility in 2002 or 2003.

The Partnership made the regularly scheduled principal payments of $1.5 million to the lender of the notes during the nine months ended September 30, 2002.

In July 2002, PLM International, Inc. (PLMI), the parent company of FSI, reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of September 30, 2002, there were no outstanding borrowings on this facility by any of the eligible borrowers.

12.     Commitments  and  Contingencies
        -------------------------------

In October 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. Although the General Partner has neither determined which Program Affiliates will purchase the railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.     Subsequent  Event
        -----------------

During October 2002, the Partnership made its regularly scheduled debt payment of $0.8 million to the lenders of the $30.0 million term loan facility.

14.     Restatement  of  Financial  Statements
        --------------------------------------

Subsequent to the issuance of the Partnership's financial statements for the three and nine month periods ended September 30, 2001 and for the year ended December 31, 2001, the General Partner determined that the accounting treatment related to the prepayment penalty and the unamortized debt placement fees on the Partnership's note payable was incorrect. The Partnership accrued the estimated penalty of $1.1 million in the third quarter of 2001 and adjusted the accrual to $1.0 million in the fourth quarter of 2001. The Partnership also accelerated $0.1 million amortization of debt placement fees in September 2001. The actual retirement of the debt occurred in January 2002. The proper accounting treatment was to expense the prepayment penalty and the debt placement fees in the period in which the debt was retired. As a result, the condensed financial statements for the three and nine month periods ended September 30, 2001 and the condensed balance sheets as of December 31, 2001 and September 30, 2001 have been restated from the amounts previously reported. The General Partner expects to file an amended December 31, 2001 Form 10-K/A, an amended March 31, 2002 Form 10-Q/A, and an amended June 30, 2002 Form 10-Q/A as soon as practicable.

A summary of the significant effects of the restatement is as follows (in thousands of dollars except, weighted-average unit amounts):


                                        As of December 31, 2001        As of September 30, 2001
                                       ========================        ========================
                                        As                             As
                                   Previously                As    Previously                 As
                                    Reported  Adjustments Restated  Reported   Adjustments  Restated
                                  ==================================================================
Deferred charges, net of
  accumulated amortization. . .    $     355  $      60   $    415  $    102  $      60   $    162
Total assets. . . . . . . . . .       48,732         60     48,792    62,818         60     62,878
Accounts payable and
  accrued expenses. . . . . . .        1,276       (959)       317     1,369     (1,069)       300
Total liabilities . . . . . . .       22,253       (959)    21,294    32,464     (1,069)    31,395
Limited partners' capital . . .       26,479      1,019     27,498    30,378      1,129     31,507
Total partners' capital . . . .       26,479      1,019     27,498    30,378      1,129     31,507
Total liabilities and partners'
  capital . . . . . . . . . . .       48,732         60     48,792    62,818         60     62,878


                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

14.     Restatement  of  Financial  Statements  (continued)
        --------------------------------------


                                                      Three Months Ended                  Nine Months Ended
                                                      September 30, 2001                 September 30, 2001
                                                     ====================                ===================
                                                  As                                 As
                                              Previously                  As     Previously                    As
                                               Reported   Adjustments  Restated   Reported   Adjustments    Restated
                                             =======================================================================
Depreciation and amortization. . . . . . . .  $    1,771   $    (60)  $   1,711   $   5,118  $    (60)     $   5,058

Other general and administrative expenses. .       1,292     (1,069)        223       1,948    (1,069)           879
Total expenses . . . . . . . . . . . . . . .       4,285     (1,129)      3,156      11,223    (1,129)        10,094
Net income (loss). . . . . . . . . . . . . .     (1,559)      1,129       (430)         128     1,129          1,257

Limited partners' share of net income (loss)     (1,559)      1,129       (430)          42     1,129          1,171
Net income (loss) per weighted-average
    limited partnership unit . . . . . . . .  $   (0.19)  $    0.14   $  (0.05)   $    0.01  $   0.14      $    0.15



15.     Recent  Accounting  Pronouncements
        ----------------------------------

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No. 145). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 as of January 1, 2002, and, accordingly, the loss on extinguishment of long-term debt in January 2002 has been reported in "Other general and administrative expenses" in the statements of operations.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position (SOP) entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The Partnership has historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the Partnership and USPEs would reverse all previously accrued maintenance reserves. If this proposed change were in effect at September 30, 2002, the Partnership and USPEs would have been required to reverse maintenance reserves of approximately $1.0 million. Maintenance reserves will change in 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, in the statements of operations.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

As discussed in Note 14 to the condensed financial statements included in Item 1, the Partnership has restated its financial statements as of December 31, 2001 and September 30, 2001 and for the three and nine months ended September 30, 2001. The following management discussion and analysis takes into account the effects of the restatement. The Partnership intends to amend its Annual Report on Form 10-K for the year ended December 31, 2001 and its quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2002 and June 30, 2002 to include the restated financial statements as soon as practicable.

(I)     RESULTS  OF  OPERATIONS

Comparison  of  PLM  Equipment  Growth  Fund  VI's (the Partnership's) Operating
--------------------------------------------------------------------------------
Results  for  the  Three  Months  Ended  September  30,  2002  and  2001
------------------------------------------------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2002, compared to the same period of 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                         For the Three Months
                         Ended September 30,
                          2002         2001
                         ==================
Marine containers . . .  $   972   $  1,091
Railcars. . . . . . . .      605        446
Aircraft and components      408        402
Trailers. . . . . . . .       11        111
Marine vessel . . . . .      (6)         25


Marine containers: Marine container lease revenues and direct expenses were $1.0 million and $10,000, respectively, for the three months ended September 30, 2002, compared to $1.1 million and $15,000, respectively, during the same quarter of 2001. The decrease in lease revenues of $0.1 million during the third quarter of 2002 was due to the marine containers switching from a fixed lease rate to utilization based rate resulting in lower lease revenues.

Railcars: Railcar lease revenues and direct expenses were $0.8 million and $0.2 million, respectively, for the three months ended September 30, 2002, compared to $0.8 million and $0.4 million, respectively, during the same quarter of 2001. A decrease in railcar lease revenues of $43,000 was due to lower re-lease rates earned on new leases as old leases expired during 2002. A decrease in railcar direct expenses of $0.2 million in the third quarter of 2002 was due to a decrease in the repairs and maintenance of railcars compared to the same period of 2001.

Aircraft and components: Aircraft lease revenues and direct expenses remained relatively the same at $0.4 million and $1,000, respectively, for the three months ended September 30, 2002, compared to $0.4 million and $7,000, respectively, during the same period of 2001.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2002, compared to $0.2 million and $0.1 million, respectively, during the same quarter of 2001. Lease revenues decreased $0.1 million in the third quarter of 2002 due to a lower utilization rates and direct expenses increased $0.1 million due to higher repairs and maintenance costs when compared to the same period of 2001.

Marine  vessels:     Marine  vessel  contribution  decreased due to the sale the
Partnership's  wholly-owned  marine  vessel  during  2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $1.7 million for the quarter ended September 30, 2002 decreased from $2.7 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.7 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.5 million resulting from certain assets becoming fully depreciated during 2001; and

     (ii) A $0.3 million decrease in interest expense resulted from a decrease of $0.2 million caused by lower average borrowings outstanding in the third quarter of 2002 compared to the same period of 2001 and from a decrease of $0.1 million caused by a lower interest rate charged during 2002 compared to 2001.

     (iii) A $0.1 million increase in general and administrative expenses during the three months ended September 30, 2002 was due to a $0.1 increase in administrative services during 2002;

(C)     Interest  and  Other  Income

Interest and other income decreased $0.1 million during 2002 due to lower cash balances compared to 2001.

(D)     Gain  on  Disposition  of  Owned  Equipment

The net gain on the disposition of owned equipment for the third quarter of 2002 totaled $8,000, and resulted from the sale of marine containers and a railcar, with an aggregate net book value of $0.1 million for proceeds of $0.1 million. The net loss on the disposition of owned equipment for the third quarter of 2001 totaled $22,000, and resulted from the sale of marine containers and railcars with an aggregate net book value of $0.1 million, for proceeds of $0.1 million.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                For the Three Months
                                 Ended September 30,
                                  2002        2001
                                ===================
Aircraft. . . . . . . . . . . .  $   (80)  $  (179)
Marine vessels. . . . . . . . .     (210)      116
                                 --------  --------
    Equity in net loss of USPEs  $  (290)  $   (63)
                                 ========  ========


Aircraft: As of September 30, 2002 and 2001, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the third quarter of 2002, the Partnership's share of revenues of $0.3 million were offset by the Partnership's share of depreciation expense, direct expenses and administrative expenses of $0.4 million. During the same period of 2001, the Partnership's share of revenues of $0.5 million were offset by the Partnership's share of depreciation expense, direct expenses and administrative expenses of $0.7 million.

Aircraft revenues decreased $0.2 million due to the leases for the aircraft in the trusts being renegotiated at a lower rate.

Depreciation expense, direct expenses, and administrative expenses decreased $0.3 million during the three months ended September 30, 2002 resulting from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Marine vessels: As of September 30, 2002 and 2001, the Partnership owned an interest in an entity that owned a marine vessel. During the three months ended September 30, 2002, the Partnership's share of lease revenues of $0.5 million were offset by the Partnership's share of depreciation expense, direct expenses, and administrative expenses of $0.7 million. During the same period of 2001, the Partnership's share of lease revenues of $1.1 million were offset by the Partnership's share of depreciation expense, direct expenses, and administrative expenses of $1.0 million.

Marine vessel lease revenues decreased $0.5 million during the three months ended September 30, 2002 due to being in dry dock for three weeks of the third quarter of 2002. While the marine vessel was in dry dock it did not earn any lease revenues. A similar event did not take place during the same period of 2001.

Direct expenses decreased $0.3 million during the three months ended September 30, 2002 compared to the same period in 2001 due to a decrease of $0.1 million resulting from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.2 million due lower operating expenses.

(F)     Net  Income  (Loss)

As a result of the foregoing, the Partnership's net income for the three months ended September 30, 2002 was $0.1 million, compared to a net loss of $0.4 million during the same period of 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2002 is not necessarily indicative of future periods.

Comparison  of  the  Partnership's  Operating  Results for the Nine Months Ended
--------------------------------------------------------------------------------
September  30,  2002  and  2001
-------------------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2002, compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                           For the Nine Months
                           Ended September 30,
                          2002            2001
                         =====================
Marine containers . . .  $   2,912   $   3,491
Railcars. . . . . . . .      2,034       2,002
Aircraft and components      1,206       1,417
Trailers. . . . . . . .        135         278
Marine vessel . . . . .        (1)         201


Marine containers: Marine container lease revenues and direct expenses were $2.9 million and $31,000, respectively, for the nine months ended September 30, 2002, compared to $3.5 million and $49,000, respectively, during the same period of 2001. The decrease in lease revenues of $0.6 million during 2002 was due to a decrease of $0.3 million caused by certain marine containers switching from a fixed lease rate to utilization based rate resulting in lower lease revenues and a decrease of $0.2 million caused by a lower lease rate earned of the remaining fleet under utilization leases compared to the same period of 2001.

Railcars: Railcar lease revenues and direct expenses were $2.6 million and $0.6 million, respectively, for the nine months ended September 30, 2002, compared to $2.9 million and $0.9 million, respectively, during the same period of 2001. A decrease in railcar lease revenues of $0.3 million was primarily due to lower re-lease rates earned on new leases as old leases expired during 2002. A decrease in railcar direct expenses of $0.3 million was due to a decrease in the repairs and maintenance of railcars in the nine months ended September 30, 2002 compared to the same period in 2001.

Aircraft and components: Aircraft lease revenues and direct expenses were $1.2 million and $22,000, respectively, for the nine months ended September 30, 2002, compared to $1.4 million and $16,000, respectively, during the same period of 2001. Lease revenues decreased $0.2 million during 2002 due to the reduction in the lease rate on an MD-82 aircraft as part of a new lease agreement in 2001.

Trailers: Trailer lease revenues and direct expenses were $0.6 million and $0.4 million, respectively, for the nine months ended September 30, 2002, compared to $0.6 million and $0.3 million, respectively, during the same period of 2001. Trailer contribution decreased $0.1 million during 2002 due to lower lease revenues of $0.1 million and higher repair costs of $0.1 million.

Marine vessels:     Marine vessel contribution decreased $0.2 million during the nine months ended September 30, 2002 due to the sale of the Partnership's wholly-owned marine vessel during 2001.

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $6.1 million for the nine months ended September 30, 2002 decreased from $8.5 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $1.9 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.6 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $1.3 million resulting from certain assets being fully depreciated during 2001, and a decrease of $0.1 million due to the sale of certain equipment during 2002 and 2001;

     (ii) A $1.0 million decrease in interest expense resulted from a decrease of $0.8 million caused by lower average borrowings outstanding in the nine months ended September 30, 2002 compared to the same period of 2001 and a $0.2 million decrease was due to a lower interest rate charged during 2002 compared to 2001; and

     (iii) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the nine months ended September 30, 2002 compared to the same period of 2001.

     (iv) A $0.7 million increase in general and administrative expenses during the nine months ended September 30, 2002 was due to a $1.0 million debt prepayment penalty in the nine months ended September 30, 2002 related to the Partnership's note payable that was not required during 2001, offset, in part, by a decrease of $0.2 million due to lower professional service costs;

(C)     Interest  and  Other  Income

Interest and other income decreased $0.4 million during 2002. A decrease of $0.3 million was due to lower average cash balances compared to 2001 and a decrease of $0.1 million was due to a decrease in the interest rate earned on cash balances.

(D)     Gain  on  Disposition  of  Owned  Equipment

The net gain on the disposition of owned equipment for the nine months ended September 30, 2002 totaled $0.1 million and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.3 million. The net gain on the disposition of owned equipment for the nine months ended September 30, 2001 totaled $1.0 million, and resulted from the sale of a Boeing 737-200 commercial aircraft, marine vessel, trailer, railcars, and marine containers with an aggregate net book value of $2.9 million, for proceeds of $3.6 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                            For the Nine Months
                                            Ended September 30,
                                           2002           2001
                                          =====================
Marine vessels . . . . . . . . . . . . .  $    (279)  $  1,690
Aircraft . . . . . . . . . . . . . . . .       (321)      (933)
                                          ----------  ---------
    Equity in net income (loss) of USPEs  $    (600)  $    757
                                          ==========  =========


Marine vessels: As of September 30, 2002 and 2001, the Partnership owned an interest in an entity that owned a marine vessel. During the nine months ended September 30, 2002, the Partnership's share of lease revenues of $2.1 million were offset by the Partnership's share of depreciation expense, direct expenses, and administrative expenses of $2.4 million. During the same period of 2001, the Partnership's share of lease revenues of $4.5 million and the Partnership's share of the gain of $0.7 million from the sale of the Partnership's interest in two entities that owned marine vessels were offset the Partnership's share of by depreciation expense, direct expenses, and administrative expenses of $3.5 million.

Marine vessel lease revenues decreased $2.4 million during the nine months ended September 30, 2002 compared to 2001. During the nine months ended September 30, 2002, marine vessel lease revenues decreased $1.6 million due to one marine vessel earning a lower charter rate while on charter, lease revenues decreased $0.3 million due to the marine vessel being in dry dock for three weeks, and decreased $0.5 million due to the sale of the Partnership's interest in two entities that owned marine vessels during 2001.

Direct expenses decreased $1.1 million during the nine months ending September 30, 2002 compared to the same period in 2001. Direct expenses decreased $0.5 million for the remaining entity owning a marine vessel due to lower operating expenses and an additional $0.6 million decrease was due to the sale of the Partnership's interest in two entities that owned marine vessels during 2001.

Aircraft: As of September 30, 2002 and 2001, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the nine months ended September 30, 2002, the Partnership's share of revenues of $1.0 million were offset by the Partnership's share of depreciation expense, direct expenses and administrative expenses of $1.3 million. During the same period of 2001, the Partnership's share of revenues of $1.3 million were offset by the Partnership's share of depreciation expense, direct expenses and administrative expenses of $2.2 million.

Revenues earned by the trust that owns two commercial aircraft on a direct finance lease decreased $0.3 million due to the leases for the aircraft in the trust being renegotiated at a lower rate in 2001.

Depreciation expense, direct expenses, and administrative expenses decreased $0.9 million during the nine months ended September 30, 2002 due to required repairs and maintenance of $0.5 million to the Boeing 737-300 during 2001 that were not required during 2002 and lower depreciation and amortization expense of $0.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F)     Net  Income  (Loss)

As a result of the foregoing, the Partnership's net loss for the nine months ended September 30, 2002 was $0.2 million, compared to a net income of $1.3 million during the same period of 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2002 is not necessarily indicative of future periods.

(II)     CRITICAL  ACCOUNTING  POLICIES  AND  ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires PLM Financial Services, Inc. (FSI or the General Partner) to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, the General Partner reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, allowance for doubtful accounts, reserves related to legally mandated equipment repairs and contingencies and litigation. These estimates are based on the General Partner's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The General Partner believes, however, that the estimates, including those for the above-listed items, are reasonable and that actual results will not vary significantly from the estimated amounts.

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

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable, in consideration of the current economic conditions, in accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and
Accounting Principals Board Opinion No. 18 "Equity Method of Accounting for Investments in Common Stock". This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(III)     FINANCIAL  CONDITION  --  CAPITAL  RESOURCES  AND  LIQUIDITY

For the nine months ended September 30, 2002, the Partnership generated $6.0 million in operating cash (net cash provided by operating activities plus non-liquidating cash distributions from USPEs) to meet its operating obligations, pay debt and interest payments and maintain working capital reserves.

During the nine months ended September 30, 2002, the Partnership disposed of owned equipment and received aggregate proceeds of $0.3 million.

Accounts  receivable  decreased  $0.6  million  during  the  nine  months  ended
September  30,  2002  due  to  the  timing  of  cash  receipts.

Investments in USPEs decreased $2.2 million during the nine months ended September 30, 2002 due to cash distributions of $1.6 million from the USPEs to the Partnership and a $0.6 million loss that was recorded by the Partnership for its equity interests in the USPEs.

Accounts payable increased $0.1 million during the nine months ended September 30, 2002 due to the timing of cash payments.

During January 2002, the Partnership prepaid the $20.0 million note payable outstanding on December 31, 2001 and a prepayment penalty of $1.0 million to prepay the existing senior note payable. Concurrent with this payment, the Partnership borrowed $15.0 million under the new $30.0 million term loan facility. The General Partner anticipates that the Partnership will borrow the additional $15.0 million available under this facility in 2002 or 2003.

The Partnership made its scheduled principal payments totaling $1.5 million under the new notes payable during the nine months ended September 30, 2002 and another payment of $0.8 million during October 2002. The Partnership is scheduled to make a quarterly debt payment of $0.8 million plus interest to the lenders of the notes payable at the beginning of each quarter. The cash for each payment will come from operations and equipment dispositions.

In July 2002, PLM International, Inc. (PLMI) reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date to June 30, 2003. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of November 13, 2002, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

In October 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. Although the General Partner has neither determined which Program Affiliates will purchase the railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

(IV)     RECENT  ACCOUNTING  PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No.
145). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 on January 1, 2002, and, accordingly, the loss on extinguishment of long-term debt in January 2002 has been reported in "Other general and administrative expenses" in the statements of operations.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position (SOP) entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The Partnership has historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the Partnership and USPEs would reverse all previously accrued maintenance reserves. If this proposed change were in effect at September 30, 2002, the Partnership and USPEs would have been required to reverse maintenance reserves of approximately $1.0 million. Maintenance reserves will change in 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, in the statements of operations.

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

Other factors affecting the Partnership's contribution during the remainder of 2002 and beyond include:

(1) The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. In addition, during 2002 and continuing through 2003, a significant number of the Partnership's marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues;

(2) Railcar freight loadings in the United States and Canada decreased 1% and 3%, respectively, through the first nine months of 2002. There has been, however, a recent increase for some of the commodities that drive demand for those types of railcars owned by the Partnership. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle railcars in their fleets;

(3) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's marine vessel began to decrease during the latter half of 2001 and continued through the first nine months of 2002. This trend is expected to continue during the remainder of 2002 or until international economies stabilize and begin to improve;

(4) The airline industry began to see lower passenger travel during 2001. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft and to significantly weaken the financial position of most major domestic airlines. As a result of this, the Partnership has had to renegotiate leases on its owned aircraft and partially owned aircraft on a direct finance lease during 2001 that will result in a decrease in revenues during 2002. In addition, these events have had a negative impact on the fair market value of the Partnership's owned and partially owned aircraft. Although no revaluations were required during 2002 to these aircraft, the General Partner does not expect these aircraft to return to their September 11, 2001 values; and

(5) Utilization of intermodal trailers owned by the Partnership decreased 15% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This decline was similar to the decline in industry wide utilization. As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects continued declines in utilization over the next few years. Additionally, one of the major shippers that leased the Partnership's trailers has entered bankruptcy. While the Partnership did not have any outstanding receivables from the company, its bankruptcy may cause a further decline in performance of the trailer fleet in the future.

(6) The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership's equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim.

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

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
             ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of currency devaluation risk. During the nine months ended September 30, 2002, 69% of the Partnership's total lease revenues from wholly- and partially-owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in United States (US) currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

ITEM  4.     CONTROLS  AND  PROCEDURES
             -------------------------

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.






















                      (This space intentionally left blank)

                          PART II -- OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

October 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc.

     (b)     Reports  on  Form  8-K
             ----------------------

None.






















                      (This space intentionally left blank)

------
CONTROL  CERTIFICATION
----------------------



I,  James  A.  Coyne,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth Fund VI.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  14,  2002     By:     /s/  James  A.  Coyne
                                       ---------------------
     James  A.  Coyne
     President

------
CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of PLM Equipment Growth Fund VI.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November  14,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer
     (Principal  Financial  Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     PLM  EQUIPMENT  GROWTH  FUND  VI

     By:     PLM  Financial  Services,  Inc.
     General  Partner



Date:  November  14,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer





CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund VI (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q for the period ended September 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



     PLM  EQUIPMENT  GROWTH  FUND  VI

     By:     PLM  Financial  Services,  Inc.
     General  Partner




Date:  November  14,  2002     By:     /s/  James  A.  Coyne
                                       ---------------------
     James  A.  Coyne
     President




Date:  November  14,  2002     By:     /s/  Richard  K  Brock
                                       ----------------------
     Richard  K  Brock
     Chief  Financial  Officer