Form 10-K/A
period 2001-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 2002-12-05
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                   FORM 10-K/A



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR  THE  FISCAL  YEAR  ENDED  DECEMBER  31,  2001.

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        FOR  THE  TRANSITION  PERIOD  FROM              TO


                         COMMISSION FILE NUMBER 0-21806
                             _______________________



                          PLM EQUIPMENT GROWTH FUND VI
             (Exact name of registrant as specified in its charter)


                     CALIFORNIA                          94-3135515
            (State or other jurisdiction of          (I.R.S. Employer
             incorporation or organization)          Identification No.)

           235 3RD STREET SOUTH, SUITE 200
                 ST. PETERSBURG, FL                        33701
               (Address of principal                     (Zip code)
                 executive offices)


        Registrant's telephone number, including area code (727) 803-1800
                             _______________________



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.  Yes    X  No
                                             ----

Aggregate  market  value  of  voting  stock:  N/A
                                              ---

An  index  of  exhibits  filed  with  this  Form  10-K/A  is located at page 29.

Total  number  of  pages  in  this  report:  62.

INTRODUCTORY NOTE - This Amendment No. 1 on Form 10-K/A to the Registrant's Form 10-K for the year ended December 31, 2001 is being filed for the purpose of giving effect to the restatement of the Partnership's financial statements for the year ended December 31, 2001. See Note 13 to the financial statements contained herein for a summary of the significant effects of the restatement.

                                     PART I
ITEM  1.     BUSINESS
             --------

(A)     Background

In April 1991, PLM Financial Services, Inc. (FSI or the General Partner), a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 8,750,000 limitedpartnership units (the units) in PLM Equipment Growth Fund VI, a California limited partnership (the Partnership, the Registrant, or EGF VI). The Partnership's offering became effective on December 23, 1991. FSI, as General Partner, owns a 5% interest in the Partnership. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The  Partnership's  primary  objectives  are:

     (1) to invest in a diversified portfolio of low-obsolescence equipment with long lives and high residual values, at prices that the General Partner believes to be below inherent values, and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment. All transactions over $1.0 million must be approved by PLM International's Credit Review Committee (the Committee), which is made up of members of PLM International's senior management. In determining a lessee's creditworthiness, the Committee considers, among other factors, the lessee's financial statements, internal and external credit ratings, and letters of credit;

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

                                     TABLE 1
                                     -------


Units                Type                                 Manufacturer            Cost
------------------------------------------------------------------------------------------

Owned equipment held for operating leases:

7,289. . Marine containers                           Various                  $  18,896
2,845. . Refrigerated marine containers              Various                      6,149
364. ..  Pressurized tank railcars                   Various                     10,728
180. ..  Nonpressurized tank railcars                Various                      3,482
138. ..  Covered hopper railcars                     Various                      3,003
1. . .   DC-9-82 Stage III commercial aircraft       McDonnell Douglas           13,951
1. . ..  Portfolio of aircraft rotables              Various                      2,273
339. .   Dry piggyback trailers                      Stoughton                    5,212
                                                                              ---------
            Total owned equipment held for operating leases                   $  63,694
                                                                              =========

Equipment owned by unconsolidated special-purpose entities:

0.62 ..  737-300 Stage III commercial aircraft       Boeing                   $  14,802  2
0.40 ..  Equipment on direct finance lease:
            Two DC-9 Stage III commercial aircraft   McDonnell Douglas            4,807  3
0.53 ..  Product tanker                              Boelwerf-Temse              10,476  2
                                                                              ------------
            Total investments in unconsolidated special-purpose entities      $  30,085  1
                                                                              ============




Equipment is generally leased under operating leases for a term of one to six years except for the marine vessel which is usually leased for less than one year. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership marine container leases are based on a fixed rate. Lease revenues for intermodal trailers are based on a per-diem lease in the free running interchange with the railroads. Rents for all other equipment are based on fixed rates.

The lessees of the equipment include but are not limited to: AAR Allen Group International, Aero California Airline, American Airlines, Capital Leasing, Cronos Containers, Domino Sugar Corp., Pluna-Lineas Aereas Uruguayas S.A., and Tosco Refining Company.













1 Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of purchase, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), or PLM Worldwide Management Services (WMS).
2     Jointly  owned:  EGF  VI  and  an  affiliated  program.
3     Jointly  owned:  EGF  VI  and  two  affiliated  programs.

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

ITEM  2.     PROPERTIES
             ----------

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

The Partnership maintains its principal office at 235 3rd Street South, Suite 200, St. Petersburg, FL. 33701. All office facilities are provided by FSI without reimbursement by the Partnership.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2001.

                                     PART II

ITEM  5.     MARKET  FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS
             -------------------------------------------------------------------

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

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

Table  2,  below,  lists  selected  financial  data  for  the  Partnership:

                                     TABLE 2
                                     -------

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)


                                            2001       2000       1999      1998       1997
                                         -----------------------------------------------------
                                       (As restated,
                                        see Note 13)
Operating results:
  Total revenues . . . . . . . . . . . .  $ 13,409   $ 19,926   $50,209   $ 35,140   $ 39,576
  Gain on disposition of equipment . . .     1,077      2,192    26,177      6,258     10,292
  Loss on disposition of equipment . . .        --        (45)     (226)        (5)      (171)
  Loss on revaluation of equipment . . .        --        374     3,567      4,276         --
  Equity in net income (loss) of uncon-
    solidated special-purpose entities .      (935)    (1,904)   (1,003)     6,465      3,336
  Net income . . . . . . . . . . . . . .        13        412     5,996      1,445      9,232

At year-end:
  Total assets . . . . . . . . . . . . .  $ 48,792   $ 64,063   $78,204   $104,270   $121,551
  Note payable . . . . . . . . . . . . .    20,000     30,000    30,000     30,000     30,000
  Total liabilities. . . . . . . . . . .    21,294     32,441    33,183     38,022     39,006

Cash distribution. . . . . . . . . . . .  $  1,372   $ 13,794   $13,806   $ 15,226   $ 17,384

Cash distribution representing
  a return of capital to the limited
  partners . . . . . . . . . . . . . . .  $  1,286   $ 13,104   $ 7,810   $ 13,781   $  8,152

Per weighted-average
  limited partnership unit:

Net income (loss). . . . . . . . . . . .  $(0.01)1   $(0.03)1   $ 0.65 1  $  0.08 1  $  1.01 1

Cash distribution. . . . . . . . . . . .  $   0.16   $   1.60   $  1.60   $    1.76   $  2.00

Cash distribution representing
  a return of capital. . . . . . . . . .  $   0.16   $   1.60   $  0.95   $    1.68   $  0.99













1 After an increase of loss necessary to cause the General Partner's capital account to equal zero of $0.1 million ($0.01 per weighted-average limited partnership (LP) unit) in 2001 and $0.7 million ($0.08 per weighted-average LP unit) in 2000, and after reduction of income necessary to cause the General Partner's capital account to equal zero of $0.4 million ($0.04 per weighted-average LP unit) in 1999, $0.7 million ($0.08 per weighted-average LP unit)  in  1998,  and $0.4 million ($0.04 per weighted-average LP unit) in 1997.

ITEM  7.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(A)     Introduction

Management's discussion and analysis of financial condition and results of operations relates to the financial statements of PLM Equipment Growth Fund VI (the Partnership). As discussed in Note 13 to the financial statements included in Item 14, the Partnership has restated its financial statements for the year ended December 31, 2001. The following management discussion and analysis takes into account the effects of the restatement. The following discussion and analysis of operations focuses on the performance of the Partnership's equipment in various segments in which it operates and its effect on the Partnership's overall financial condition.

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

     (ii) Trans World Airlines (TWA), a former lessee, filed for bankruptcy protection under Chapter 11 in January 2001. Upon the acquisition of TWA by American Airlines (AA), the General Partner accepted an offer from AA to lease the aircraft for 84 months at the current market rate.

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

Accounts payable decreased $0.9 million during the year ended 2001 caused by $0.6 million the Partnership owed to a lessee being offset against receivables due from the same lessee and a $0.3 million decrease due to the timing of cash payments.

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

In the fourth quarter 2001, the General Partner, on behalf of the Partnership, signed a commitment letter to refinance the Partnership's note payable. The commitment is for a $30.0 million term loan facility with a maturity date of five years after funding. The loan will call for equal quarterly principal plus interest payments over the term of the loan. The note will bear interest at either the floating rate of LIBOR plus 2.5% or the fixed rate of the lender's cost of funds, as defined in the agreement, plus 2.5%. During January 2002, $15.0 million was drawn under this loan and the existing note payable was repaid. The General Partner anticipates that an additional $10.0 million will be borrowed under this facility in 2002 and 2003.

The Partnership will incur a prepayment penalty of approximately $1.0 million to prepay the existing senior notes payable during 2002.

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

(D)     Critical  Accounting  Policies  and  Estimates

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

Impairment of long-lived assets: On a regular basis, the General Partner reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable, in consideration of the current economic conditions, in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and Accounting Principals Board Opinion No. 18 "Equity Method of Accounting for Investments in Common Stock". This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(E)     Results  of  Operations  -  Year-to-Year  Detailed  Comparison

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

                                                     For the Years
                                                   Ended December 31,
                                                  2001           2000
                                                 ---------------------
Marine containers. . . . . . . . . . . . .      $  4,587      $  4,686
Railcars . . . . . . . . . . . . . . . . .         2,642         3,281
Aircraft, aircraft engines, and components         1,824         2,722
Trailers . . . . . . . . . . . . . . . . .           383         1,415
Marine vessels . . . . . . . . . . . . . .           179         1,276


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

(b)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $10.3 million for the year ended December 31, 2001 decreased from $13.4 million for the same period in 2000. Significant variances are explained as follows:

(i) A $2.8 million decrease in depreciation and amortization expenses from 2000 levels reflects a decrease of $1.8 million due to the sale of certain equipment during 2001 and 2000, and a $1.2 million decrease caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

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

(iv) A $0.3 million decrease in general and administrative expenses during the year ended December 31, 2001 was due to lower costs of $0.3 million resulting from the sale of 49% of the Partnership's trailers during 2000 and by a decrease of $0.2 million resulting from decreased allocations by the General Partner compared to 2001. These decreases were offset, in part, by an increase of  $0.2  million  due  to  higher  professional  costs.

(v) A $0.7 million increase in the recovery of bad debts was due to the collection of past due receivables during the year ended December 31, 2000 that had been previously reserved for as a bad debt. A similar collection did not occur in 2001.

(c)     Gain  on  Disposition  of  Owned  Equipment,  Net

The gain on the disposition of owned equipment for the year ended December 31, 2001 totaled $1.1 million, and resulted from the sale of a Boeing 737-200 commercial aircraft, a marine vessel, trailers, railcars, and marine containers with an aggregate net book value of $3.0 million, for proceeds of $3.7 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million. The net gain on the disposition of owned equipment for the year ended December 31, 2000 totaled $2.1 million, and resulted from the sale of marine vessels, marine containers, trailers, and railcars with an aggregate net book value of $7.3 million, for proceeds of $9.1 million and unused drydocking reserves on sold marine vessels of $0.3 million.

(d)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income (loss) generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                          For the Years
                                        Ended December 31,
                                       2001           2000
                                      ---------------------
Marine vessels. . . . . . . . .       $  1,915     $   (548)
Aircraft. . . . . . . . . . . .        (2,850)       (1,485)
Other . . . . . . . . . . . . .             --          129
                                      ---------    ---------
    Equity in net loss of USPEs       $  (935)     $ (1,904)
                                      =========    =========


The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses in the USPE's:

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

     (ii) Lease revenues increased $0.9 million during the year ended December 31, 2001 due to one marine vessel being on lease the entire year of 2001, which was in drydock and off-lease for nine weeks during 2000. During the drydock period, the marine vessel did not earn any lease revenues.

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

(e)     Net  Income

As a result of the foregoing, the Partnership's net income for the year ended December 31, 2001 was $13,000, compared to a net income of $0.4 million during 2000. The Partnership's ability to acquire, operate and liquidate assets, secure leases, and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2001 is not necessarily indicative of future periods. In the year ended December 31, 2001, the Partnership distributed $1.3 million to the limited partners, or $0.16 per weighted-average limited partnership unit.

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

                                                    For the Years
                                                  Ended December 31,
                                                  2000          1999
                                                 --------------------
Marine containers. . . . . . . . . . . . .      $  4,686     $  2,317
Railcars . . . . . . . . . . . . . . . . .         3,281        3,722
Aircraft, aircraft engines, and components         2,722        3,649
Trailers . . . . . . . . . . . . . . . . .         1,415        2,021
Marine vessels . . . . . . . . . . . . . .         1,276        3,527


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

(b)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $13.5 million for the year ended December 31, 2000 decreased from $26.5 million for the same period in 1999. Significant variances are explained as follows:

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

     (ii) Loss on revaluation decreased $3.2 million during the year ended December 31, 2000 compared to 1999. During 2000, a loss on revaluation of $0.4 million resulted from the reduction of the carrying value of a Boeing 737-200 commercial aircraft to its estimated net realizable value. During 1999, a loss on revaluation of $3.6 million was recorded for marine vessels.

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

     (iv) A $0.3 million decrease in management fees was due to lower lease revenues earned by the Partnership during the year ended December 31, 2000 compared to 1999.

     (v) A $0.1 million decrease in interest expense was due to a lower average short-term borrowings outstanding during the year ended December 31, 2000 compared to 1999.

(c)     Gain  on  Disposition  of  Owned  Equipment,  Net

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

(e)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income (loss) generated from the operation of jointly-owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                           For the Year
                                        Ended December 31,
                                        2000         1999
                                       -------------------
Mobile offshore drilling unit .       $     85    $   271
Marine containers . . . . . . .             44          5
Marine vessels. . . . . . . . .          (548)     (1,029)
Aircraft. . . . . . . . . . . .        (1,485)       (250)
                                      --------    --------
    Equity in net loss of USPEs       $(1,904)    $(1,003)
                                      ========    ========


The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, loss on disposition, depreciation expense, direct expenses, and administrative expenses in the USPE's:

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

(F)     Geographic  Information

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

(G)     Inflation

Inflation had no significant impact on the Partnership's operations during 2001, 2000, or 1999.

(H)     Forward-Looking  Information

Except for historical information contained herein, the discussion in this Form 10-K/A contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership's plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-K/A should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-K/A. The Partnership's actual results could differ materially from those discussed here.

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

(J)     Distribution  Levels  and  Additional  Capital  Resources

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

------
ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
              ----------------------------------------------------------------

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

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 14(a) of this Annual Report on Form 10-K/A.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
    -----------------

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

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.
              ------------------------------------------------------------------

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name               Age      Position
===================================================================================


Gary D. Engle. .   52       Director, PLM Financial Services, Inc., PLM Investment
                            Management Inc., and PLM Transportation Equipment Corp.

James A. Coyne     41       Director and Secretary, PLM Financial Services Inc., PLM
                            Investment Management, Inc., and PLM Transportation
                            Equipment Corp.

Richard K Brock. . 40       Director and Chief Financial Officer, PLM Financial
                            Services Inc.


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

Richard K Brock was appointed a Director and Chief Financial Officer of PLM Financial Services Inc. in August 2002. From June 2001 through August 2002 Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2002, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM  11.     EXECUTIVE  COMPENSATION
              -----------------------

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2001.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

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

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

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

                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

     (A)  1.     Financial  Statements

     The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-K/A.

          2.     Financial  Statements  required  under Regulation S-X Rule 3-09

The following financial statements are filed as Exhibits of this Annual Report on Form 10-K/A:

a.     Aero  California  Trust  (A  Trust)
b.     Lion  Partnership
c.     Boeing  737-200  Trust  S/N  24700
d.     Pacific  Source  Partnership

     (B)     Financial  Statement  Schedule

     Schedule  II  Valuation  and  Qualifying  Accounts

Schedule  II  Maintenance  Reserves

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

     10.3 Note Agreement, dated as of December 21, 2001, regarding $30.0 million term loan notes due December 21, 2006, incorporated by reference to the Partnership's Form 10-K dated December 31, 2001 filed with the Securities and Exchange Commission on March 26, 2002.

     10.4 Warehousing Credit Agreement dated as of April 13, 2001, incorporated by reference to the Partnership's Form 10-Q dated March 31, 2001 filed with the Securities and Exchange Commission on May 9, 2001.

     10.5 First Amendment to Warehousing Credit Agreement, dated as of December 21, 2001, incorporated by reference to the Partnership's Form 10-K dated December 31, 2001 filed with the Securities and Exchange Commission on March 26, 2002.

Financial  Statements  required  under  Regulation  S-X  Rule  3-09:

99.1     Aero  California  Trust  (A  Trust)

99.2     Lion  Partnership

99.3     Boeing  737-200  Trust  S/N  24700

99.4     Pacific  Source  Partnership

------
CONTROL  CERTIFICATION
----------------------




I,  James  A.  Coyne,  certify  that:

1. I have reviewed this annual report on Form 10-K/A of PLM Equipment Growth Fund VI;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.




Date:  December  4,  2002     By:     /s/  James  A.  Coyne
                                      ---------------------
                                      James  A.  Coyne
                                      President

------
CONTROL  CERTIFICATION
----------------------




I,  Richard  K  Brock,  certify  that:

1. I have reviewed this annual report on Form 10-K/A of PLM Equipment Growth Fund VI;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.





Date:  December  4,  2002     By:   /s/  Richard  K  Brock
                                    ----------------------
                                    Richard  K  Brock
                                    Chief  Financial  Officer
                                   (Principal  Financial  Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated:  December  4,  2002     PLM  EQUIPMENT  GROWTH  FUND  VI
                               PARTNERSHIP

                               By: PLM  Financial  Services,  Inc.
                                   General  Partner


                               By: /s/  Richard  K  Brock
                                   ----------------------
                                   Richard  K  Brock
                                   Chief  Financial  Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund VI (the Partnership), that the Annual Report of the Partnership on Form 10-K/A for the year ended December 31, 2001, fully compliance with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                      Capacity           Date
----                      --------           ----




/s/  Gary  D.  Engle
--------------------
Gary  D.  Engle           Director,  FSI     December  4,  2002



/s/  James  A.  Coyne
---------------------
James  A.  Coyne          Director,  FSI     December  4,  2002



/s/  Richard  K  Brock
----------------------
Richard  K  Brock         Director,  FSI     December  4,  2002

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 14(a))


                                                                Page
                                                                ----

Independent  auditors'  reports                                34-35

Balance  sheets  as  of  December  31,  2001  and  2000           36

Statements  of  income  for  the  years  ended
     December  31,  2001,  2000,  and  1999                       37

Statements  of  changes  in  partners'  capital  for  the
     years  ended  December  31,  2001,  2000,  and  1999         38

Statements  of  cash  flows  for  the  years  ended
     December  31,  2001,  2000,  and  1999                       39

Notes  to  financial  statements                               40-57

Independent  auditors'  reports  on  financial  statement
     schedule                                                  58-59

Schedule  II  Valuation  and  Qualifying  Accounts                60

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  Fund  VI:


We have audited the accompanying balance sheet of PLM Equipment Growth Fund VI (the "Partnership"), as of December 31, 2001, and the related statements of operations, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As  discussed  in  Note  13,  the  2001 financial statements have been restated.




/s/  Deloitte  &  Touche  LLP


Certified  Public  Accountants

Tampa,  Florida
March  8,  2002
      (October  30,  2002  as  to  Note  13)

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




                                 PLM EQUIPMENT GROWTH FUND VI
                                   (A LIMITED PARTNERSHIP)
                                        BALANCE SHEETS
                         (in thousands of dollars, except unit amounts)

                                                                              December 31,    December 31,
                                                                                 2001            2000
                                                                            --------------  --------------
(As restated,
see Note 13)
ASSETS
Equipment held for operating leases. . . . . . . . . . . . . .  .           $      63,694   $      67,292
Less accumulated depreciation. . . . . . . . . . . . . . . . . .                 (40,487)         (36,829)
                                                                            --------------  --------------
                                                                                   23,207          30,463
Equipment held for sale. . . . . . . . . . . . . . . . . . . . . . . .                 --           1,042
                                                                            --------------  --------------
  Net equipment. . . . . . . . . . . . . . . . . . . . . . . . . . .               23,207          31,505

Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .                  8,051           9,226
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . .                  425              --
Accounts receivable, less allowance for doubtful accounts of
    $380 in 2001 and $402 in 2000. . . . . . . . . . . . . . . . .                  1,394           1,979
Investments in unconsolidated special-purpose entities . . . . . .                 15,223          21,106
Lease negotiation fees to affiliate, less accumulated
    amortization of $310 in 2001 and $178 in 2000. . . . . . . . .                     75              56
Debt issuance costs, less accumulated amortization
    of $122 in 2001 and $106 in 2000 . . . . . . . . . . . . . . .                    310              46
Debt placement fees to affiliate, less accumulated
    amortization of $118 in 2001 and $104 in 2000. . . . . . . .                       30              44
Prepaid expenses and other assets. . . . . . . . . . . . . . . .                       77             101
                                                                            --------------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . ..           $      48,792   $      64,063
                                                                            ==============  ==============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accounts payable and accrued expenses. . . . . . . . . . . . .. .           $         317   $       1,171
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . ..                     947             821
Lessee deposits and reserve for repairs. . . . . . . . . . . . . .                     30             449
Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . .                 20,000          30,000
                                                                            --------------  --------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . .                   21,294          32,441
                                                                            --------------  --------------
Commitments and contingencies

Partners' capital
Limited partners (7,781,898 limited partnership units outstanding in 2001
      and 8,189,465 limited partnership units outstanding in 2000) .               27,498          31,622
General Partner. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             --              --
                                                                            --------------  --------------
  Total partners' capital. . . . . . . . . . . . . . . . . . . . . . . . .         27,498          31,622
                                                                            --------------  --------------
      Total liabilities and partners' capital. . . . . . . . . . . . . . .  $      48,792   $      64,063
                                                                            ==============  ==============








                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                              STATEMENTS OF INCOME
                        FOR THE YEARS ENDED DECEMBER 31,
         (In thousands of dollars, except weighted-average unit amounts)



                                                      2001      2000      1999
                                                    --------  --------  --------
                                                 (As restated,
                                                  see Note 13)
REVENUES
Lease revenue. . . . . . . . . . . . . . . . . . .  $11,669   $17,526   $23,988
Interest and other income. . . . . . . . . . . . .      663       253       270
Gain on disposition of equipment . . . . . . . . .    1,077     2,192    26,177
Loss on disposition of equipment . . . . . . . . .       --       (45)     (226)
                                                    --------  --------  --------
  Total revenues . . . . . . . . . . . . . . . . .   13,409    19,926    50,209
                                                    --------  --------  --------
EXPENSES

Depreciation and amortization. . . . . . . . . . .    6,174     8,927    17,001
Repairs and maintenance. . . . . . . . . . . . . .    1,550     1,956     4,183
Equipment operating expenses . . . . . . . . . . .      494     2,034     3,974
Insurance expenses . . . . . . . . . . . . . . . .      119       195       642
Management fees to affiliate . . . . . . . . . . .      645       963     1,261
Interest expense . . . . . . . . . . . . . . . . .    1,926     2,029     2,108
General and administrative expenses to affiliates.      440       659       850
Other general and administrative expenses. . . . .    1,128     1,193     1,084
Loss on revaluation of equipment . . . . . . . . .       --       374     3,567
(Recovery of) provision for bad debts. . . . . . .      (15)     (720)      591
                                                    --------  --------  --------
    Total expenses . . . . . . . . . . . . . . . .   12,461    17,610    35,261
                                                    --------  --------  --------

Minority interests . . . . . . . . . . . . . . . .       --        --    (7,949)
                                                    --------  --------  --------
Equity in net loss of unconsolidated
    special-purpose entities . . . . . . . . . . .     (935)   (1,904)   (1,003)
                                                    --------  --------  --------
      Net income . . . . . . . . . . . . . . . . .  $    13   $   412   $ 5,996
                                                    ========  ========  ========

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners . . . . . . . . . . . . . . . . .  $   (73)  $  (278)  $ 5,305
General Partner. . . . . . . . . . . . . . . . . .       86       690       691
                                                    --------  --------  --------
Total. . . . . . . . . . . . . . . . . . . . . . .  $    13   $   412   $ 5,996
                                                    ========  ========  ========
Limited partner's net income (loss) per
    weighted-average limited partnership unit. . .  $ (0.01)  $ (0.03)  $  0.65
                                                    ========  ========  ========










                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                            (in thousands of dollars)



                                               Limited     General
                                               Partners    Partner     Total
                                              ----------  ---------  ---------

  Partners' capital as of December 31, 1998.  $  52,954   $     --   $ 52,954

Net income . . . . . . . . . . . . . . . . .      5,305        691      5,996

Purchase of limited partnership units. . . .       (123)        --       (123)

Cash distribution. . . . . . . . . . . . . .    (13,115)      (691)   (13,806)
                                              ----------  ---------  ---------
  Partners' capital as of December 31, 1999.     45,021         --     45,021

Net income (loss). . . . . . . . . . . . . .       (278)       690        412

Purchase of limited partnership units. . . .        (17)        --        (17)

Cash distribution. . . . . . . . . . . . . .    (13,104)      (690)   (13,794)
                                              ----------  ---------  ---------
  Partners' capital as of December 31, 2000.     31,622         --     31,622

Net income (loss) (As restated, see Note 13)        (73)        86         13

Purchase of limited partnership units. . . .     (2,765)        --     (2,765)

Cash distribution. . . . . . . . . . . . . .     (1,286)       (86)    (1,372)
                                              ----------  ---------  ---------
  Partners' capital as of December 31, 2001
  (As restated, see Note 13) . . . . . . . .  $  27,498   $     --   $ 27,498
                                              ==========  =========  =========



















                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)

                                                                        2001       2000       1999
                                                                    ---------  ---------  ---------
                                                                  (As restated,
                                                                   see Note 13)
OPERATING ACTIVITIES
Net income . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     13   $    412   $  5,996
Adjustments to reconcile net income
    to net cash provided by (used in) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . .     6,174      8,927     17,001
  Loss on revaluation of equipment . . . . . . . . . . . . . . . .        --        373      3,567
  Net gain on disposition of equipment . . . . . . . . . . . . . .    (1,077)    (2,147)   (25,951)
  Equity in net loss from unconsolidated special-purpose entities.       935      1,904      1,003
  Changes in operating assets and liabilities:
    Accounts receivable, net . . . . . . . . . . . . . . . . . . .       588       (578)     3,237
    Prepaid expenses and other assets. . . . . . . . . . . . . . .        24        (43)       (79)
    Accounts payable and accrued expenses. . . . . . . . . . . . .      (814)       (49)        85
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .       105        479        (70)
    Lessee deposits and reserve for repairs. . . . . . . . . . . .      (119)        59     (1,232)
    Minority interests . . . . . . . . . . . . . . . . . . . . . .        --         --      1,268
                                                                    ---------  ---------  ---------
      Net cash provided by operating activities. . . . . . . . . .     5,829      9,337      4,825
                                                                    ---------  ---------  ---------

INVESTING ACTIVITIES
Payments for purchase of equipment and capitalized repairs . . . .        (2)      (955)   (42,883)
Investments in, and equipment purchased and placed in,
   unconsolidated special-purpose entities . . . . . . . . . . . .      (632)        --       (147)
Distribution from unconsolidated special-purpose entities. . . . .     3,346      2,760      2,318
Distribution from liquidation of unconsolidated special-purpose
    entities . . . . . . . . . . . . . . . . . . . . . . . . . . .     2,254         88      3,504
Payments of acquisition fees to affiliate. . . . . . . . . . . . .      (678)        --       (825)
Principal payments received on direct finance lease. . . . . . . .        --         --         60
Payments of lease negotiation fees to affiliate. . . . . . . . . .      (150)        --        (67)
Proceeds from disposition of equipment . . . . . . . . . . . . . .     3,711      9,138     45,839
                                                                    ---------  ---------  ---------
      Net cash provided by investing activities. . . . . . . . . .     7,849     11,031      7,799
                                                                    ---------  ---------  ---------

FINANCING ACTIVITIES
Payment of note payable. . . . . . . . . . . . . . . . . . . . . .   (10,000)        --         --
Payment of debt placement fees . . . . . . . . . . . . . . . . . .      (280)        --         --
Increase in restricted cash. . . . . . . . . . . . . . . . . . . .      (425)        --         --
Proceeds from short-term note payable. . . . . . . . . . . . . . .        --        600      4,712
Payments of short-term note payable. . . . . . . . . . . . . . . .        --       (600)    (4,712)
Proceeds from short-term loan from affiliate . . . . . . . . . . .        --         --        400
Payment of short-term loan to affiliate. . . . . . . . . . . . . .        --         --       (400)
Cash distribution paid to limited partners . . . . . . . . . . . .    (1,286)   (13,104)   (13,115)
Cash distribution paid to General Partner. . . . . . . . . . . . .       (86)      (690)      (691)
Purchase of limited partnership units. . . . . . . . . . . . . . .    (2,776)       (17)      (123)
                                                                    ---------  ---------  ---------
      Net cash used in financing activities. . . . . . . . . . . .   (14,853)   (13,811)   (13,929)
                                                                    ---------  ---------  ---------
Net (decrease) increase in cash and cash equivalents . . . . . . .    (1,175)     6,557     (1,305)
Cash and cash equivalents at beginning of year . . . . . . . . . .     9,226      2,669      3,974
                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of year . . . . . . . . . . . . .  $  8,051   $  9,226   $  2,669
                                                                    =========  =========  =========

SUPPLEMENTAL INFORMATION
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . .  $  1,954   $  2,029   $  2,108
                                                                    =========  =========  =========
Noncash transfer of equipment at net book value from
  unconsolidated special-purpose entities. . . . . . . . . . . . .  $     --   $  1,878   $     --
                                                                    =========  =========  =========

                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation
       -----------------------

Organization
------------

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

Estimates
---------

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

Operations
----------

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

Accounting  for  Leases  (continued)
-----------------------

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lesser records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No. 13). Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by SFAS No. 13.

Depreciation  and  Amortization
-------------------------------

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

Transportation  Equipment
-------------------------

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

In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. SFAS No. 144 provides updated guidance concerning the recognition and measurement of an impairment loss for certain types of long-lived assets, expands the scope of a discontinued operation to include a component

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

Transportation  Equipment  (continued)
-------------------------

of an entity, and eliminates the current exemption to consolidation when control over a subsidiary is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Partnership will apply the new rules on accounting for the impairment or disposal of long-lived assets beginning in the first quarter of 2002, and they are not anticipated to have an impact on the Partnership's earnings or financial position.

Investments  in  Unconsolidated  Special-Purpose  Entities
----------------------------------------------------------

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

Repairs  and  Maintenance
-------------------------

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

Net  Income  (Loss)  and  Distributions  Per  Limited  Partnership  Unit
------------------------------------------------------------------------

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

Net  Income  (Loss)  and  Distributions Per Limited Partnership Unit (continued)
--------------------------------------------------------------------

Cash distributions of the Partnership are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income.

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Monthly unitholders receive a distribution check 15 days after the close of the previous month's business and quarterly unitholders receive a distribution check 45 days after the close of the quarter.

For the years ended December 31, 2001, 2000 and 1999, cash distributions totaled $1.4 million, $13.8 million and $13.8 million, respectively, or $0.16, $1.60 and $1.60 per weight-average limited partnership unit, respectively.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $1.3 million, $13.1 million, and $7.8 million in 2001, 2000, and 1999, respectively, were deemed to be a return of capital.

Cash distributions related to the fourth quarter 2000 of $1.5 million, and 1999 of $2.0 million, were declared and paid during the first quarter of 2001 and 2000, respectively. There were no cash distributions related to the fourth quarter 2001 paid during the first quarter of 2002.

Net  Income  (Loss)  Per  Weighted-Average  Limited  Partnership  Unit
----------------------------------------------------------------------

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2001, 2000, and 1999 was 8,186,114; 8,189,891; and 8,196,209, respectively.

Cash  and  Cash  Equivalents
----------------------------

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair market value due to the short-term nature of the investments.

Restricted  Cash
----------------

As of December 31, 2001, restricted cash consists of bank accounts or short-term investments that are primarily subject to withdrawal restrictions per loan and other legally binding agreements.

Comprehensive  Income
---------------------

The Partnership's comprehensive income is equal to net income for the years ended December 31, 2001, 2000, and 1999.

Recent  Accounting  Pronouncements
----------------------------------

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

2.     General  Partner  and  Transactions  with  Affiliates  (continued)
       -----------------------------------------------------

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

3.     Equipment
       ---------

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

Equipment Held for Operating Leases. . . .     2001       2000
-----------------------------------         --------------------
Marine containers. . . . . . . . . . . . .  $ 25,045   $ 25,566
Rail equipment . . . . . . . . . . . . . .    17,213     17,244
Aircraft, aircraft engines, and components    16,224     16,224
Trailers . . . . . . . . . . . . . . . . .     5,212      5,258
Marine vessel. . . . . . . . . . . . . . .        --      3,000
                                            ---------  ---------
                                              63,694     67,292
Less accumulated depreciation. . . . . . .   (40,487)   (36,829)
                                            ---------  ---------
                                              23,207     30,463
Equipment held for sale. . . . . . . . . .        --      1,042
                                            ---------  ---------
    Net equipment. . . . . . . . . . . . .  $ 23,207   $ 31,505
                                            =========  =========


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

3.     Equipment  (continued)
       ---------

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

Ownership interest is based on the Partnership's contribution towards the cost of the equipment in the USPEs. The Partnership's proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees which vary among the owners of the USPEs.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership's proportional share of equity in each entity as of December 31, 2001 and 2000 (in thousands of dollars):

                                            Boeing    Aero
                                            737-300  California   Lion
As of December 31, 2001 . . . . . . . .     Trust1    Trust2  Partnership3  Total
---------------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation   $14,768  $    --    $  8,827
  Receivables                                 1,078      420         776
  Finance lease receivable                       --    3,234          --
  Other assets                                   12      225          --
                                            -------  --------   --------
    Total assets                            $15,858  $ 3,879    $  9,603
                                            =======  ========   ========
Liabilities
  Accounts payable                          $    70  $    --    $    111
  Due to affiliates                              20       39          51
  Lessee deposits and reserve for repairs     1,027      420         514
                                            -------  --------   --------
    Total liabilities                         1,117      459         676
                                            -------  --------   --------

Equity                                       14,741    3,420       8,927
                                            -------  --------   --------
    Total liabilities and equity            $15,858  $ 3,879    $  9,603
                                            =======  ========   ========

Partnership's share of equity               $ 9,176  $ 1,368    $  4,679  $15,223
                                            =======  ========   ========  =======






1 The Partnership owns a 62% interest of the Boeing 737-300 Trust that owns a stage III commercial aircraft.
2 The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3 The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

4.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

                                   Boeing    Aero                                 Pacific
                                   737-300 California   Lion          Spear        Source
As of December 31, 2000. . . .  .  Trust1   Trust2  Partnership3  Partnership4  Partnership5  Total
---------------------------------------------------------------------------------------------------
Assets
  Equipment less accumulated
    depreciation                   $17,355  $    --  $   10,593   $   1,918     $  4,611
  Receivables                          836      944         243          69           18
  Finance lease receivable              --    8,182          --         --            --
  Amortizable fees                      52       --          --         --            --
  Other assets                          61      301          --         --            --
                                   -------  -------  -----------  ----------    --------
    Total assets                   $18,304  $ 9,427  $   10,836   $  1,987      $  4,629
                                   =======  =======  ===========  ==========    ========
Liabilities
  Accounts payable                 $   500  $    --  $      169   $    38       $     39
  Due to affiliates                    156       25          25        12             22
  Lessee deposits and reserve
    for repairs                        836      420         214       383            211
                                   -------  -------  -----------  ----------    --------
    Total liabilities                1,492      445         408       433            272
                                   -------  -------  -----------  ----------    --------

Equity                              16,812    8,982      10,428     1,554          4,357
                                   -------  -------  -----------  ----------    --------
    Total liabilities and equity   $18,304  $ 9,427  $   10,836   $ 1,987       $  4,629
                                   =======  =======  ===========  ==========    ========

Partnership's share of equity      $10,316  $ 3,592  $    5,467   $   854       $    877   $ 21,106
                                   =======  =======  ===========  ==========    ========   ========


The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses, loss on revaluation, and net income
(loss) of the entities in which the Partnership has an interest, and the Partnership's proportional share of income (loss) in each entity for the years ended December 31, 2001, 2000, and 1999 (in thousands of dollars):

                                   Boeing    Aero                                 Pacific
For the year ended                737-300 California    Lion         Spear         Source
  December 31, 2001 . .       . .  Trust1   Trust2   Partnership3  Partnership4  Partnership5  Total
----------------------------------------------------------------------------------------------------
Revenues                         $  1,813  $  1,336   $  9,651      $    710      $   925
Gain on disposition of equipment       --        --         --           458        2,586
Less: Direct expenses                 980        16      4,587           581          556
           Indirect expenses        3,487       149      2,502           283          448
           Loss on revaluation         --     4,069         --            --           --
                                 --------  --------   ---------     ---------     -------
   Net income (loss)             $(2,654)  $(2,898)   $  2,562      $    304      $ 2,507
                                 ========  ========   =========     =========     =======

Partnership's share of
   Net income (loss)             $(1,691)  $(1,159)   $  1,345      $     72      $   498    $ (935)
                                 ========  ========   =========     =========     =======    =======



                               Boeing      Aero                               Pacific
For the year ended. . . . .    737-300  California   Lion         Spear       Source
  December 31, 2000 . .        Trust1     Trust2  Partnership3 Partnership4 Partnership5
----------------------------------------------------------------------------------------
Revenues. . . . . . . . . . .  $  1,399  $ 1,528   $  4,417     $  1,255     $  2,907
Less: Direct expenses . . . .     1,261       19      2,583        1,273        1,542
           Indirect expenses.     3,687      158      2,454          493        1,211
                               --------- --------  ---------    ---------    --------
   Net income (loss). . . . .  $ (3,549) $ 1,351   $  (620)     $  (511)     $    154
                               ========= ========  =========    =========    ========
Partnership's share of
   Net income (loss). . . . .  $ (2,142) $   614   $  (323)     $  (256)     $     31
                               ========= ========  =========    =========    ========




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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

4.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

                                    Boeing 767
For the year ended . . . . . . . .  Tenancy in    Canadian    Container      Hyde
        December 31, 2000. . . . .   Common6      Trust #37   Partnership8   Partnership9   Total
-------------------------------------------------------------------------------------------------

 Revenues. . . . . . . . . . . . .  $        --   $       14  $       1,090  $          --
 Gain on disposition of equipment.           --           --             --            300
 Less: Direct expenses . . . . . .           --           --             --             --
           Indirect expenses . . .          (56)          --            917             13
                                    ------------  ----------  -------------  -------------
   Net income (loss) . . . . . . .  $        56   $       14  $         173  $         287
                                    ============  ==========  =============  =============
Partnership's share of
   Net income (loss) . . . . . . .  $        36   $        7  $          44  $          85  $(1,904)
                                    ============  ==========  =============  =============  ========



                               Boeing     Aero                                Pacific
For the year ended. . . . . .  737-300  California   Lion         Spear       Source
        December 31, 1999 . .  Trust1     Trust2  Partnership3 Partnership4 Partnership5
----------------------------------------------------------------------------------------

 Revenues . . . . . . . . . .  $    --   $ 1,704   $   701      $ 1,549      $ 2,416
 Less: Direct expenses. . . .       18        12     1,129        1,533        1,856
           Indirect expenses.    1,004       164       716          580        1,289
                               --------  --------  ---------    --------     --------
   Net income (loss). . . . .  $(1,022)  $ 1,528   $(1,144)     $ (564)      $  (729)
                               ========  ========  =========    ========     ========
Partnership's share of
   Net income (loss). . . . .  $  (627)  $   537   $  (601)     $ (283)      $  (146)
                               ========  ========  =========    ========     ========



                               Boeing 767
For the year ended. . . . . .  Tenancy in      Canadian     Container      Hyde
        December 31, 1999 . .    Common6       Trust #37   Partnership8   Partnership9   Total
----------------------------------------------------------------------------------------------

 Revenues . . . . . . . . . .  $        --   $       50  $       1,806  $       3,978
 Less: Loss on disposition
           of equipment . . .           --           --             --            360
           Direct expenses. .            1           --             --             66
           Indirect expenses.          288           --          1,789          2,079
                               ------------  ----------  -------------  -------------
   Net income (loss). . . . .  $      (289)  $       50  $          17  $       1,473
                               ============  ==========  =============  =============
Partnership's share of
   Net income (loss). . . . .  $      (185)  $       25  $           5  $         272  $(1,003)
                               ============  ==========  =============  =============  ========


As of December 31, 2001 and 2000, all jointly owned equipment in the Partnership's USPE portfolio was on lease.

Pursuant  to the equitable settlement related to the Koch and Romei actions (see
Note 10), during 2001 the Partnership increased its investment in a trust owning a commercial stage III aircraft by paying FSI $0.6 million in additional acquisition and lease negotiation fees.

During 2001, a trust owning two commercial stage III aircraft on a direct finance lease in which the Partnership has an interest, reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of the writedown, which is included in equity in net loss of USPEs in the accompanying statements of income, was $1.6 million.


1 The Partnership owns a 62% interest of the Boeing 737-300 Trust that owns a stage III commercial aircraft.
2 The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3 The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
4 The Partnership owned a 50% interest in the Spear Partnership that owned a container feeder vessel.
5     The  Partnership  owned  a  20% interest in the Pacific Source Partnership that  owned  a  handymax  dry  bulk  carrier.
6 The Partnership owned a 64% interest in the Boeing 767 Tenancy in Common that owned a stage III commercial aircraft.
7 The Partnership owned a 50% interest in the Canadian Air Trust #3 that owned four Boeing 737-200 commercial aircraft.
8 The Partnership owned a 25% interest in the Container Partnership that owned marine containers.
9 The Partnership owned a 29.5% interest in the Hyde Partnership that owned a mobile offshore drilling unit.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

4.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

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

5.     Operating  Segments
       -------------------

The Partnership operates primarily in five operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Partnership's operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2001, 2000 and 1999.

The following tables present a summary of the operating segments (in thousands of dollars):


                                                       Marine      Marine
                                           Aircraft   Container    Vessel    Trailer    Railcar      All
For the year ended December 31, 2001       Leasing     Leasing    Leasing    Leasing    Leasing    Other 1    Total
--------------------------------------------------------------------------------------------------------------------
REVENUES
  Lease revenue. . . . . . . . . . . . .  $   1,843   $    4,649  $    515  $    872   $  3,790   $     --   $11,669
  Interest and other income. . . . . . .         40           --        73        --         10        540       663
  Gain on disposition of equipment . . .        516           57       488         8          8         --     1,077
                                          ----------  ----------  --------  ---------  ---------  ---------  --------
     Total revenues. . . . . . . . . . .      2,399        4,706     1,076       880      3,808        540    13,409
                                          ----------  ----------  --------  ---------  ---------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . . .         19           62       336       489      1,148        109     2,163
  Depreciation and amortization. . . . .      1,448        3,125       102       293      1,072        134     6,174
  Interest expense . . . . . . . . . . .         --           --        --        --         --      1,926     1,926
  Management fees to affiliate . . . . .         76          232        26        44        267         --       645
  General and administrative expenses. .        257            2        48       149        147        965     1,568
  Provision for (recovery of) bad debts.         46            7        --       (13)       (55)        --       (15)
                                          ----------  ----------  --------  ---------  ---------  ---------  --------
      Total costs and expenses . . . . .      1,846        3,428       512       962      2,579      3,134    12,461
                                          ----------  ----------  --------  ---------  ---------  ---------  --------
Equity in net income (loss) of USPEs . .     (2,850)          --     1,915        --         --         --      (935)
                                          ----------  ----------  --------  ---------  ---------  ---------  --------
Net income (loss). . . . . . . . . . . .  $  (2,297)  $    1,278  $  2,479  $    (82)  $  1,229   $ (2,594)  $    13
                                          ==========  ==========  ========  =========  =========  =========  ========

Total assets as of December 31, 2001 . .  $  11,565   $   15,373  $  4,679  $  1,414   $  6,782   $  8,979   $48,792
                                          ==========  ==========  ========  =========  =========  =========  ========










     Includes certain assets not identifiable to a specific segment such as cash, restricted cash, accounts receivable, lease negotiation fees, debt placement fees, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments  (continued)
       -------------------


                                                          Marine      Marine
                                             Aircraft    Container    Vessel     Trailer    Railcar      All
For the year ended December 31, 2000         Leasing      Leasing     Leasing    Leasing    Leasing    Other 2    Total
-------------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $   2,778   $    4,706   $  3,625   $  2,130   $  4,287   $     --   $17,526
  Interest and other income. . . . . . . .         --           --         --         --         --        253       253
  Gain (loss) on disposition of equipment.         --          (45)       382      1,785         25         --     2,147
                                            ----------  -----------  ---------  ---------  ---------  ---------  --------
     Total revenues. . . . . . . . . . . .      2,778        4,661      4,007      3,915      4,312        253    19,926
                                            ----------  -----------  ---------  ---------  ---------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .         56           20      2,349        715      1,006         39     4,185
  Depreciation and amortization. . . . . .      2,347        3,348      1,348        563      1,280         41     8,927
  Interest expense . . . . . . . . . . . .         --           --         --         --         --      2,029     2,029
  Management fees to affiliate . . . . . .        157          235        181        121        269         --       963
  General and administrative expenses. . .        337           13         65        461        116        860     1,852
  Loss on revaluation of equipment . . . .        374           --         --         --         --         --       374
  Recovery of bad debts. . . . . . . . . .       (655)          --         --         (6)       (59)        --      (720)
                                            ----------  -----------  ---------  ---------  ---------  ---------  --------
      Total costs and expenses . . . . . .      2,616        3,616      3,943      1,854      2,612      2,969    17,610
                                            ----------  -----------  ---------  ---------  ---------  ---------  --------
Equity in net income (loss) of USPEs . . .     (1,485)          44       (548)        --         --         85    (1,904)
                                            ----------  -----------  ---------  ---------  ---------  ---------  --------
Net income (loss). . . . . . . . . . . . .  $  (1,323)  $    1,089   $   (484)  $  2,061   $  1,700   $ (2,631)  $   412
                                            ==========  ===========  =========  =========  =========  =========  ========

Total assets as of December 31, 2000 . . .  $  18,502   $   18,015   $  9,078   $  1,725   $  7,782   $  8,961   $64,063
                                            ==========  ===========  =========  =========  =========  =========  ========




                                                         Marine      Marine
                                             Aircraft   Container    Vessel     Trailer    Railcar      All
For the year ended December 31, 1999         Leasing     Leasing     Leasing    Leasing    Leasing    Other 3    Total
-----------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $   4,481   $    2,317  $  9,849   $  2,790   $  4,551   $     --   $23,988
  Interest and other income. . . . . . . .         33           --        12         (2)        47        180       270
  Gain (loss) on disposition of equipment.     24,414           93     1,670       (195)       (31)        --    25,951
                                            ----------  ----------  ---------  ---------  ---------  ---------  --------
     Total revenues. . . . . . . . . . . .     28,928        2,410    11,531      2,593      4,567        180    50,209
                                            ----------  ----------  ---------  ---------  ---------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .        832           --     6,322        769        829         47     8,799
  Depreciation and amortization. . . . . .      6,970        2,217     5,559        755      1,470         30    17,001
  Interest expense . . . . . . . . . . . .         15           --        --         --         --      2,093     2,108
  Management fees to affiliate . . . . . .        196          116       481        160        308         --     1,261
  General and administrative expenses. . .        388           11       149        546         73        767     1,934
  Loss on revaluation of equipment . . . .         --           --     3,567         --         --         --     3,567
  Provision for bad debts. . . . . . . . .        485           --        --         22         84         --       591
                                            ----------  ----------  ---------  ---------  ---------  ---------  --------
      Total costs and expenses . . . . . .      8,886        2,344    16,078      2,252      2,764      2,937    35,261
                                            ----------  ----------  ---------  ---------  ---------  ---------  --------
Minority interests . . . . . . . . . . . .     (8,225)          --       276         --         --         --    (7,949)
                                            ----------  ----------  ---------  ---------  ---------  ---------  --------
Equity in net income (loss) of USPEs . . .       (250)           5    (1,029)        --         --        271    (1,003)
                                            ----------  ----------  ---------  ---------  ---------  ---------  --------
Net income (loss). . . . . . . . . . . . .  $  11,567   $       71  $ (5,300)  $    341   $  1,803   $ (2,486)  $ 5,996
                                            ==========  ==========  =========  =========  =========  =========  ========




2 Includes certain assets not identifiable to a specific segment such as cash, accounts receivable, lease negotiation fees, debt placement fees, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses. Also includes gain on sale from an investment in an entity that owned a mobile offshore drilling unit. 3 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses. Also includes income from an investment in an entity that owned a mobile offshore drilling unit.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

6.     Geographic  Information
       -----------------------

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

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs grouped by domiciles of the lessees as of and for the years ended December 31 (in thousands of dollars):


                                Owned Equipment                 Investments in USPEs
                               ================                 =====================

Region                   2001        2000        1999        2001        2000        1999
-----------------------------------------------------------------------------------------

United States . . .  $    4,977  $    6,921  $    8,540  $       --  $       --  $       --
South America . . .          --          --       1,643          96          --          --
Canada. . . . . . .       1,150       1,896       1,201          --          --          --
Europe. . . . . . .         378         378         378          --          --          --
Iceland . . . . . .          --          --          --       1,014         865          --
India . . . . . . .          --          --          60          --          --          --
Rest of the world .       5,164       8,331      12,166       5,535       3,763       3,224
                     ----------  ----------  ----------  ----------  ----------  ----------
     Lease revenues  $   11,669  $   17,526  $   23,988  $    6,645  $    4,628  $    3,224
                     ==========  ==========  ==========  ==========  ==========  ==========


The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):


                                        Owned Equipment                 Investments in USPEs
                                       =================                ======================

Region                           2001        2000        1999        2001        2000        1999
--------------------------------------------------------------------------------------------------

United States . . . . . . .  $      877  $    3,481  $    (312)  $       --  $       --  $    (627)
South America . . . . . . .          --          --      15,719       (147)          36       (185)
Canada. . . . . . . . . . .         505         873         370          --           7         25
Mexico. . . . . . . . . . .          --          --          --     (1,159)         614        537
Europe. . . . . . . . . . .         122          57          23          --          --         --
Iceland . . . . . . . . . .          --          --          --       1,544     (2,142)         --
India . . . . . . . . . . .         195       (487)     (1,839)          --          --         --
Rest of the world . . . . .       1,843       1,109     (4,205)       1,915       (419)       (753)
                             ----------  ----------  ----------  ----------  ----------  ----------
     Regional income (loss)  $    3,542  $    5,033  $    9,756  $    (935)  $  (1,904)  $  (1,003)

Administrative and other. .     (2,594)     (2,717)     (2,757)          --          --         --
                             ----------  ----------  ----------  ----------  ----------  ----------
     Net income (loss). . .         948       2,316       6,999       (935)     (1,904)     (1,003)
                             ==========  ==========  ==========  ==========  ==========  ==========

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

6.     Geographic  Information(continued)
       -----------------------

The net book value of these assets as of December 31 are as follows (in thousands of dollars):


                         Owned Equipment        Investments in USPEs
                        ================        =====================

Region                    2001        2000        2001       2000
-------------------------------------------------------------------

United States . . .  $     5,915  $     8,399  $      --  $      --
South America . . .           --           --      9,176         --
Canada. . . . . . .        1,791        1,876         --         --
Mexico. . . . . . .           --           --      1,368      3,592
Europe. . . . . . .          958        1,137         --         --
Iceland . . . . . .           --           --         --     10,316
India . . . . . . .           --        1,042         --         --
Rest of the world .       14,543       19,051      4,679      7,198
                     -----------  -----------  ---------  ---------
     Net book value  $    23,207  $    31,505  $  15,223  $  21,106
                     ===========  ===========  =========  =========


7.     Debt
       ----

In August 1993, the Partnership entered into an agreement to issue a long-term note totaling $30.0 million to two institutional investors. The note bears interest at a fixed rate of 6.7% per annum and had a final maturity in 2003.
Interest on the note was payable monthly. The note was scheduled to be repaid in three principal payments of $10.0 million on November 17, 2001, 2002, and 2003. The agreement required the Partnership to maintain certain financial covenants related to fixed-charge coverage. The Partnership was in compliance with the financial covenants as of and for the year ended December 31, 2001. Proceeds from the sale of the note were used to fund equipment acquisitions. The Partnership's wholly and jointly owned equipment is used as collateral to the note.

The General Partner estimates, based on recent transactions, that the fair market value of the $20.0 million fixed-rate note is $19.5 million.

In the fourth quarter of 2001, the General Partner, on behalf of the Partnership, signed a commitment letter to refinance the Partnership's note payable. The commitment is for a $30.0 million term loan facility with a maturity date of five years after funding. The loan will call for equal quarterly principal plus interest payments over the term of the loan. The note will bear interest at the floating rate of LIBOR plus 2.5% or a fixed rate of the lenders cost of funds plus 2.5% at the option of the Partnership. The Partnership paid a debt placement fee of $0.3 million in 2001 to the new lender of the notes payable. The Partnership will incur a prepayment penalty of $1.0 million to prepay the existing senior note payable in 2002.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

8.     Concentrations  of  Credit  Risk
       --------------------------------

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

9.     Income  Taxes
       -------------

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2001, the financial statement carrying amount of assets and liabilities was approximately $26.0 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

10.     Contingencies
        -------------

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

The monetary settlement provides for a settlement and release of all claims against defendants in exchange for payment for the benefit of the class of up to $6.6 million, consisting of $0.3 million deposited by PLMI and the remainder funded by an insurance policy. The final settlement amount of $4.9 million (of which PLMI's share was approximately $0.3 million) was accrued in 1999, paid out in the

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

10.     Contingencies  (continued)
        -------------

fourth quarter of 2001 and was determined based upon the number of claims filed by class members, the amount of attorneys' fees awarded by the court to plaintiffs' attorneys, and the amount of the administrative costs incurred in connection with the settlement.

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

10.     Contingencies  (continued)
        -------------

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

11.     Quarterly  Results  of  Operations  (unaudited)
        ----------------------------------

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except weighted-average unit amounts):


                                                   March         June          September                 December
                                                    31,          30,              30,                       31,            Total
                                                 =========  ==========  =======================  =======================  ========
                                                                        As Previously    As      As Previously    As
                                                                          Reported    Restated      Reported   Restated
                                                                        =======================  =======================
Operating results:
  Total revenues. . . . . . . . . . . . . . . .  $   4,250  $    3,555  $   2,789    $   2,789   $   2,815    $   2,815   $ 13,409
  Net income (loss) . . . . . . . . . . . . . .        475       1,212    (1,559)        (430)     (1,134)      (1,244)         13

Per weighted-average limited partnership unit:

Net income (loss) . . . . . . . . . . . . . . .  $    0.05  $     0.15  $  (0.19)    $  (0.05)   $  (0.14)    $  (0.16)   $  (0.01)


The following is a list of the major events that affected the Partnership's performance during 2001:

          (i) In the first quarter of 2001, the Partnership sold a commercial aircraft, marine containers, and a trailer for a total gain of $0.5 million;

          (ii) In the second quarter of 2001, the Partnership sold a marine vessel and marine containers for a total gain of $0.5 million and its interest in two entities owning marine vessels for a total gain of $0.7 million; and

          (iii) In the fourth quarter of 2001, the Partnership recorded a $1.6 million loss on revaluation on the trust that owned two commercial aircraft on a direct finance lease.

The following is a summary of the quarterly results of operations for the year ended December 31, 2000 (in thousands of dollars, except weighted-average unit amounts):


                                                   March     June    September   December
                                                    31,       30,       30,         31,      Total
                                                 ===================================================
Operating results:
  Total revenues. . . . . . . . . . . . . . . .  $  4,706  $  4,716  $   6,070  $   4,434  $ 19,926
  Net income (loss) . . . . . . . . . . . . . .     (612)     (487)        880        631       412

Per weighted-average limited partnership unit:

Net income (loss) . . . . . . . . . . . . . . .  $ (0.10)  $ (0.08)  $    0.09  $    0.06  $  (0.03)


                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

11.     Quarterly  Results  of  Operations  (unaudited)
        ----------------------------------

The following is a list of the major events that affected the Partnership's performance during 2000:

     (i) In the third quarter of 2000, the Partnership sold marine containers, trailers, and a railcar for a total gain of $1.8 million and recorded a $0.4 million loss on revaluation to a commercial aircraft; and

          (ii) In the fourth quarter of 2000, the Partnership sold a marine vessel and marine containers for a total gain of $0.4 million.

12.     Subsequent  Event
        -----------------

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

13.     Restatement  of  Financial  Statements
        --------------------------------------

Subsequent to the issuance of the Partnership's financial statements for the year ended December 31, 2001, the General Partner determined that the accounting treatment related to the prepayment penalty and the unamortized debt placement fees on the Partnership's note payable was incorrect. The Partnership accrued the estimated penalty of $1.1 million in the third quarter of 2001 and adjusted the accrual to $1.0 million in the fourth quarter of 2001. The actual retirement of the debt occurred in January 2002. The Partnership also accelerated $0.1 million amortization of debt placement fees in September 2001. The proper accounting treatment is to expense the prepayment penalty and the unamortized debt placement fees in the period in which the debt was retired. As a result, the accompanying financial statements as of and for the year ended December 31, 2001 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement is as follows (in thousands of dollars except, weighted-average unit amounts):

                                             As of December 31, 2001
                                            =========================
                                        As
                                     Previously                   As
                                     Reported    Adjustments   Restated
                                   =====================================
Debt issuance costs, less
  accumulated amortization. . . .  $        --  $        310  $     310
Debt placement fees to affiliate,
  less accumulated amortization .          280         (250)         30
Total assets. . . . . . . . . . .       48,732            60     48,792
Accounts payable and
  accrued expenses. . . . . . . .        1,276         (959)        317
Total liabilities . . . . . . . .       22,253         (959)     21,294
Limited partners' capital . . . .       26,479         1,019     27,498
Total partners' capital . . . . .       26,479         1,019     27,498
Total liabilities and partners'
  capital . . . . . . . . . . . .       48,732            60     48,792

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

13.     Restatement  of  Financial  Statements  (continued)
        --------------------------------------

                                                    Year Ended
                                                December 31, 2001
                                               ===================
                                          As
                                       Previously                   As
                                        Reported   Adjustments   Restated
                                     =====================================
Depreciation and amortization . . .  $      6,234  $      (60)  $   6,174
Other general and administrative
  expenses. . . . . . . . . . . . .         2,087        (959)      1,128
Total expenses. . . . . . . . . . .        13,480      (1,019)     12,461
Net income (loss) . . . . . . . . .       (1,006)        1,019         13
Limited partners' share of
  income (loss) . . . . . . . . . .       (1,092)        1,019        (73)
Net income (loss) per weighted-
  average limited partnership unit.  $     (0.13)  $      0.12  $   (0.01)

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  Fund  VI:

We have audited the financial statements of PLM Equipment Growth Fund VI (the "Partnership") as of December 31, 2001, and for the year then ended, and have issued our report thereon dated March 8, 2002 (October 30, 2002 as to Note 13); such report is included elsewhere in this Form 10-K/A. Our audit also included the financial statement schedule of PLM Equipment Growth Fund VI, listed in Item
14. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






/s/  Deloitte  &  Touche  LLP


Certified  Public  Accountants

Tampa,  Florida
March  8,  2002

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  Fund  VI:


Under date of March 2, 2001, we reported on the balance sheet of PLM Equipment Growth Fund VI as of December 31, 2000, and the related statements of operations, changes in partners' capital, and cash flows for each of the years in the two-year period ended December 31, 2000, as contained in the 2001 annual report to the partners. These financial statements and our report thereon are included in the annual report on Form 10-K/A for the year ended December 31, 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule for each of the years in the two-year ended December 31, 2000. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
                            (in thousands of dollars)



                                                        Additions
                                         Balance at     Charged to               Balance at
                                        Beginning of     Cost and                 Close of
                                            Year         Expense      Deductions    Year
                                       ----------------------------------------------------
Year Ended December 31, 2001:
     Allowance for Doubtful Accounts .  $         402  $       (15)  $        (7)  $  380
     Marine Vessel Dry-docking Reserve            300           11          (311)      --

Year Ended December 31, 2000:
     Allowance for Doubtful Accounts .  $       2,416  $        --   $    (2,014)  $  402
     Marine Vessel Dry-docking Reserve            633           14          (347)     300

Year Ended December 31, 1999:
     Allowance for Doubtful Accounts .  $       1,930  $       595   $      (109)  $2,416
     Marine Vessel Dry-docking Reserve            527          665          (559)     633

                          PLM EQUIPMENT GROWTH FUND VI

                                INDEX OF EXHIBITS



Exhibit                                                                          Page
4.. . . .  Limited Partnership Agreement of Partnership.                            *

4.1        Second Amendment to the Amended and Restated Limited Partnership
           Agreement                                                                *

10.1       Management Agreement between Partnership and
           PLM Investment Management, Inc.                                          *

10.2       Note Agreement, dated as of August 1, 1993, regarding
           30.0 million in 6.7% senior notes due November 17, 2003.                 *

10.3       Note Agreement, dated as of December 21, 2001, regarding $30.0 million   *
           term loan notes due December 21, 2006.

10.4       Warehousing Credit Agreement dated as of April 13, 2001.                 *

10.5       First Amendment to Warehousing Credit Agreement, dated as of
           December 21, 2001.                                                       *

           Financial Statements required under Regulation S-X Rule 3-09:

99.1       Aero California Trust (A Trust).

99.2       Lion Partnership.

99.3       Boeing 737-200 Trust S/N 24700.

99.4       Pacific Source Partnership






* Incorporated by reference.  See page 29 of this report.