Form 10-Q/A
period 2002-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 2002-12-05
CIK 874395

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


                         COMMISSION FILE NUMBER 0-21806
                             _______________________



                          PLM EQUIPMENT GROWTH FUND VI
             (Exact name of registrant as specified in its charter)


                   CALIFORNIA                            94-3135515
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)

          235 3RD STREET SOUTH, SUITE 200
                ST. PETERSBURG, FL.                        33701
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

INTRODUCTORY NOTE - This Amendment No. 1 on Form 10-Q/A to the Registrant's Form 10-Q for the quarterly period ended March 31, 2002 is being filed for the purpose of giving effect to the restatement of the Partnership's condensed statement of operations for the three months ended March 31, 2002 and the condensed balance sheet as of December 31, 2001. See Note 14 to the condensed financial statements contained herein for a summary of the significant effects of the restatement.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)



                                                                     March 31,    December 31,
                                                                       2002           2001
                                                                    ==========================
                                                                                 (As restated,
                                                                                  see Note 14)
ASSETS
Equipment held for operating leases. . . . . . . . . . . . . . . .  $   63,578   $      63,694
Less accumulated depreciation. . . . . . . . . . . . . . . . . . .     (41,409)        (40,487)
                                                                    -----------  --------------
  Net equipment. . . . . . . . . . . . . . . . . . . . . . . . . .      22,169          23,207


Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .       4,690           8,051
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . .         425             425
Accounts receivable, less allowance for doubtful accounts
    of $402 in 2002 and $380 in 2001 . . . . . . . . . . . . . . .       1,464           1,394
Investments in unconsolidated special-purpose entities . . . . . .      14,483          15,223
Deferred charges, net of accumulated amortization of
    $347 in 2002 and $550 in 2001. . . . . . . . . . . . . . . . .         318             415
Prepaid expenses and other assets. . . . . . . . . . . . . . . . .         102              77
                                                                    -----------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $   43,651   $      48,792
                                                                    ===========  ==============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses. . . . . . . . . . . . . . .  $      342   $         317
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . .       1,079             947
Lessee deposits and reserve for repairs. . . . . . . . . . . . . .          28              30
Note payable . . . . . . . . . . . . . . . . . . . . . . . . . . .      15,000          20,000
                                                                    -----------  --------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .      16,449          21,294
                                                                    -----------  --------------
Commitments and contingencies

Partners' capital:
Limited partners (7,730,965 limited partnership units outstanding
    in 2002 and 7,781,898 outstanding in 2001) . . . . . . . . . .      27,202          27,498
General Partner. . . . . . . . . . . . . . . . . . . . . . . . . .          --              --
                                                                    -----------  --------------
  Total partners' capital. . . . . . . . . . . . . . . . . . . . .      27,202          27,498
                                                                    -----------  --------------

      Total liabilities and partners' capital. . . . . . . . . . .  $   43,651   $      48,792
                                                                    ===========  ==============












       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)


                                                                 For the Three Months
                                                                   Ended March 31,
                                                                 2002            2001
                                                                ---------------------
                                                              (As restated,
                                                               see Note 14)
REVENUES
Lease revenue. . . . . . . . . . . . . . . . . . . . . . . . .  $   2,547  $   3,565
Interest and other income. . . . . . . . . . . . . . . . . . .         19        143
Gain on disposition of equipment . . . . . . . . . . . . . . .         18        542
Loss on disposition of equipment . . . . . . . . . . . . . . .        (4)         --
                                                                ---------  ----------
  Total revenues . . . . . . . . . . . . . . . . . . . . . . .      2,580      4,250
                                                                ---------  ----------

EXPENSES

Depreciation and amortization. . . . . . . . . . . . . . . . .      1,104      1,753
Repairs and maintenance. . . . . . . . . . . . . . . . . . . .        295        269
Equipment operating expenses . . . . . . . . . . . . . . . . .         16        308
Insurance expenses . . . . . . . . . . . . . . . . . . . . . .         37         70
Management fees to affiliate . . . . . . . . . . . . . . . . .        141        191
Interest expense . . . . . . . . . . . . . . . . . . . . . . .        175        503
General and administrative expenses to affiliates. . . . . . .         56        197
Other general and administrative expenses. . . . . . . . . . .      1,109        408
Provision for bad debts. . . . . . . . . . . . . . . . . . . .         22         23
                                                                ---------  ----------
    Total expenses . . . . . . . . . . . . . . . . . . . . . .      2,955      3,722
                                                                ---------  ----------

Equity in net loss of unconsolidated special-purpose entities.       (95)        (53)
                                                                ---------  ----------
      Net income (loss). . . . . . . . . . . . . . . . . . . .  $   (470)  $     475
                                                                =========  ==========
PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners . . . . . . . . . . . . . . . . . . . . . . .  $   (470)  $     389
General Partner. . . . . . . . . . . . . . . . . . . . . . . .         --         86
                                                                ---------  ----------
Total. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $   (470)  $     475
                                                                =========  ==========
Limited partners' net income (loss) per weighted-average
    limited partnership unit . . . . . . . . . . . . . . . . .  $  (0.06)  $    0.05
                                                                =========  ==========










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


                                                  Limited     General
                                                  Partners    Partner    Total
                                                 ===============================
  Partners' capital as of December 31, 2000 . .  $  31,622   $     --   $31,622

Net income (loss) (As restated, see Note 14). .        (73)        86        13

Purchase of limited partnership units . . . . .     (2,765)        --    (2,765)

Cash distribution . . . . . . . . . . . . . . .     (1,286)       (86)   (1,372)
                                                 ----------  ---------  --------
  Partners' capital as of December 31, 2001
  (As restated, see Note 14). . . . . . . . . .     27,498         --    27,498

Net loss (As restated, see Note 14) . . . . . .       (470)        --      (470)

Canceled purchase of limited partnership units.        174         --       174
                                                 ----------  ---------  --------
  Partners' capital as of March 31, 2002
  (As restated, see Note 14). . . . . . . . . .  $  27,202   $     --   $27,202
                                                 ==========  =========  ========































       See accompanying notes to unaudited condensed financial statements.





PLM EQUIPMENT GROWTH FUND VI
(A LIMITED PARTNERSHIP)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
                                                                   For the Three Months
                                                                     Ended March 31,
                                                                   2002           2001
                                                                 ======================
(As restated,
see Note 14)
OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . .  $   (470)  $     475
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . .      1,104      1,753
  Gain on disposition of equipment, net. . . . . . . . . . . . .       (14)       (542)
  Equity in net loss from unconsolidated special-purpose
    entities . . . . . . . . . . . . . . . . . . . . . . . . . .         95         53
  Changes in operating assets and liabilities:
    Accounts receivable, net . . . . . . . . . . . . . . . . . .         94       (127)
    Prepaid expenses and other assets. . . . . . . . . . . . . .       (25)         (4)
    Accounts payable and accrued expenses. . . . . . . . . . . .         25       (222)
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . .        132         48
    Lessee deposits and reserve for repairs. . . . . . . . . . .        (2)        (69)
                                                                  ---------  ----------
      Net cash provided by operating activities. . . . . . . . .        939      1,365
                                                                  ---------  ----------
INVESTING ACTIVITIES

Payments for capitalized repairs . . . . . . . . . . . . . . . .         --         (2)
Distribution from unconsolidated special-purpose entities. . . .        645         15
Proceeds from disposition of equipment . . . . . . . . . . . . .         44      1,633
                                                                  ---------  ----------
      Net cash provided by investing activities. . . . . . . . .        689      1,646
                                                                  ---------  ----------

FINANCING ACTIVITIES

Payment of note payable. . . . . . . . . . . . . . . . . . . . .   (20,000)         --
Proceeds from note payable . . . . . . . . . . . . . . . . . . .     15,000         --
Cash distribution paid to limited partners . . . . . . . . . . .         --     (1,286)
Cash distribution paid to General Partner. . . . . . . . . . . .         --        (86)
Refund from limited partnership units not eligible for purchase.         11         --
                                                                  ---------  ----------
      Net cash used in financing activities. . . . . . . . . . .    (4,989)     (1,372)
                                                                  ---------  ----------
Net (decrease) increase in cash and cash equivalents . . . . . .    (3,361)      1,639
Cash and cash equivalents at beginning of period . . . . . . . .      8,051      9,226
                                                                  ---------  ----------
Cash and cash equivalents at end of period . . . . . . . . . . .  $   4,690  $  10,865
                                                                  =========  ==========

SUPPLEMENTAL INFORMATION

Non cash cancellation of purchase of limited partnership units .  $     174  $     --
                                                                  =========  ==========
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . .  $      63  $    503
                                                                  =========  ==========









       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund VI (the Partnership) as of March 31, 2002 and December 31, 2001, the unaudited condensed statements of operations for the three months ended March 31, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to March 31, 2002, and the unaudited condensed statements of cash flows for the three months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

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

4.     Cash  Distributions
       -------------------

Cash distributions are recorded when declared and may include amounts in excess of net income that are considered a return of capital. Cash distributions are generally paid in the same quarter they are declared. For the three months ended March 31, 2001, cash distributions totaled $1.4 million or $0.16 per weighted-average limited partnership unit. Cash distributions of $0.9 million to the limited partners for the three months ended March 31, 2001 were deemed to be a return of capital. No cash distributions were paid to the limited partners during the three months ended March 31, 2002.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.     Transactions  with  General  Partner  and  Affiliates  (continued)
       -----------------------------------------------------

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2002 and 2001 is listed in the following table (in thousands of dollars):

                                    For the Three Months
                                       Ended March 31,
                                     2002           2001
                                   =====================
Management fees. . . . . . . . . .  $      58  $     110
Data processing and administrative
   expenses. . . . . . . . . . . .         20         38


These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income in USPEs.

6.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):


                                            March 31,     December 31,
                                              2002            2001
                                           ===========================
Marine containers . . . . . . . . . . . .  $   24,942   $      25,045
Railcars. . . . . . . . . . . . . . . . .      17,200          17,213
Aircraft, aircraft engines and components      16,224          16,224
Trailers. . . . . . . . . . . . . . . . .       5,212           5,212
                                           -----------  --------------
                                               63,578          63,694
Less accumulated depreciation . . . . . .     (41,409)        (40,487)
                                           -----------  --------------
    Net equipment . . . . . . . . . . . .  $   22,169   $      23,207
                                           ===========  ==============


As of March 31, 2002, all owned equipment in the Partnership's portfolio was on lease except for 126 railcars and one marine container. As of December 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 118 railcars. The net book value of the off-lease equipment was $0.8 million as of March 31, 2002 and $1.2 million as of December 31, 2001.

During the three months ended March 31, 2002, the Partnership disposed of marine containers and a railcar, with an aggregate net book value of $31,000 for proceeds of $45,000 of which $1,000 was due to the Partnership at March 31, 2002 and is included in accounts receivable in the accompanying unaudited condensed balance sheet at March 31, 2002. During the three months ended March 31, 2001, the Partnership disposed of a Boeing 737-200 commercial aircraft, marine containers and a trailer with an aggregate net book value of $1.1 million for proceeds of $1.6 million.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership's proportional share of equity in each entity as of March 31, 2002 and December 31, 2001 (in thousands of dollars):

                                           Boeing     Aero
                                          737-300  California   Lion
As of March 31, 2002. . . . . . . . . . .  Trust1    Trust2  Partnership3  Total
--------------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation $14,051  $     --  $     8,459
  Receivables                               1,298       520          628
  Finance lease receivable                     --     2,958           --
  Other assets                                  9       203           --
                                          -------  --------  -----------
    Total assets                          $15,358  $  3,681  $     9,087
                                          =======  ========  ===========
Liabilities
  Accounts payable                        $    --  $     --  $        65
  Due to affiliates                            --         2           58
  Lessee deposits and reserve for repairs   1,265       420          579
                                          -------  --------  -----------
    Total liabilities                       1,265       422          702
                                          -------  --------  -----------

Equity                                     14,093     3,259        8,385
                                          -------  --------  -----------
    Total liabilities and equity          $15,358  $  3,681  $     9,087
                                          =======  ========  ===========

Partnership's share of equity             $ 8,785  $  1,304  $     4,394  $14,483
                                          =======  ========  ===========  =======



                                           Boeing     Aero
                                          737-300  California   Lion
As of December 31, 2001 . . . . . . . . .  Trust1    Trust2  Partnership3  Total
--------------------------------------------------------------------------------
Assets

  Equipment less accumulated depreciation $14,768  $     --  $     8,827
  Receivables                               1,078       420          776
  Finance lease receivable                     --     3,234           --
  Other assets                                 12       225           --
                                          -------  --------  -----------
    Total assets                          $15,858  $  3,879  $     9,603
                                          =======  ========  ===========
Liabilities
  Accounts payable                        $    70  $     --  $       111
  Due to affiliates                            20        39           51
  Lessee deposits and reserve for repairs   1,027       420          514
                                          -------  --------  -----------
    Total liabilities                       1,117       459          676
                                          -------  --------  -----------

Equity                                     14,741     3,420        8,927
                                          -------  --------  -----------
    Total liabilities and equity          $15,858  $  3,879  $     9,603
                                          =======  ========  ===========

Partnership's share of equity             $ 9,176  $  1,368  $     4,679  $15,223
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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

The tables below set forth 100% of the revenues, direct and indirect expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership's proportional share of income (loss) in each entity for the three months ended March 31, 2002 and 2001 (in thousands of dollars):

                                          Boeing     Aero
For the three months ended               737-300  California   Lion
        March 31, 2002 . . . . . . . . .  Trust1    Trust2  Partnership3  Other  Total
--------------------------------------------------------------------------------------
  Revenues                              $    465  $     138  $    1,560  $   --
  Less: Direct expenses                       16          5         991      --
            Indirect expenses                743         34         497       2
                                        --------  ---------  ----------  -------
    Net income (loss)                   $  (294)  $      99  $       72  $   (2)
                                        ========  =========  ==========  =======

Partnership's share of net income (loss)$  (172)  $      40  $       38  $   (1)  $ (95)
                                        ========  =========  ==========  =======  ======



                                Boeing     Aero                                Pacific
For the three months ended     737-300  California   Lion         Spear        Source
        March 31, 2001 . . . .  Trust1    Trust2  Partnership3  Partnership4  Partnership5  Total
-------------------------------------------------------------------------------------------------
  Revenues                    $    302   $    342  $     3,065  $       399  $        671
  Less: Direct expenses            789          4        1,273          368           210
            Indirect expenses      766         40          637          121           318
                              --------  ---------  -----------  -----------  ------------
    Net income (loss)         $(1,253)  $     298  $     1,155  $      (90)  $        143
                              ========  =========  ===========  ===========  ============

Partnership's share of
    Net income (loss)         $  (762)  $     119  $       606  $      (45)  $         29  $ (53)
                              ========  =========  ===========  ===========  ============  ======


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

The following tables present a summary of the operating segments (in thousands of dollars):


                                             Marine                                       Marine
For the three months ended                   Vessel     Aircraft    Railcar    Trailer   Container
March 31, 2002                               Leasing    Leasing     Leasing    Leasing    Leasing     Other 1    Total
-----------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $     --   $     410   $    917   $    211   $    1,009  $     --   $ 2,547
  Interest income and other. . . . . . . .        --          --         --         --           --        19        19
  Gain (loss) on disposition of equipment.        --          --         (4)        --           18        --        14
                                            ---------  ----------  ---------  ---------  ----------  ---------  --------
     Total revenues. . . . . . . . . . . .        --         410        913        211        1,027        19     2,580
                                            ---------  ----------  ---------  ---------  ----------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . . . .        (5)         21        167        138           11        16       348
  Depreciation and amortization. . . . . .        --          47        236         73          651        97     1,104
  Interest expense . . . . . . . . . . . .        --          --         --         --           --       175       175
  Management fees to affiliate . . . . . .        --          17         64         10           50        --       141
  General and administrative expenses. . .        --          (4)        38         38            1     1,092     1,165
  Provision for bad debts. . . . . . . . .        --          --          5         17           --        --        22
                                            ---------  ----------  ---------  ---------  ----------  ---------  --------
      Total costs and expenses . . . . . .        (5)         81        510        276          713     1,380     2,955
                                            ---------  ----------  ---------  ---------  ----------  ---------  --------
Equity in net income (loss) of USPEs . . .        37        (132)        --         --           --        --       (95)
                                            ---------  ----------  ---------  ---------  ----------  ---------  --------
Net income (loss). . . . . . . . . . . . .  $     42   $     197   $    403   $    (65)  $      314  $ (1,361)  $  (470)
                                            =========  ==========  =========  =========  ==========  =========  ========

Total assets as of March 31, 2002. . . . .  $  4,394   $  11,031   $  6,512   $  1,315   $   14,690  $  5,709   $43,651
                                            =========  ==========  =========  =========  ==========  =========  ========



                                         Marine                                    Marine
For the three months ended               Vessel    Aircraft   Railcar   Trailer   Container
March 31, 2001                          Leasing    Leasing    Leasing   Leasing    Leasing     Other 2    Total
---------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . .  $    365  $     695   $  1,053  $    213  $    1,239  $     --   $3,565
  Interest income and other. . . . . .        --          7         --        --          --       136      143
  Gain on disposition of equipment . .        --        520         --         2          20        --      542
                                        --------  ----------  --------  --------  ----------  ---------  -------
     Total revenues. . . . . . . . . .       365      1,222      1,053       215       1,259       136    4,250
                                        --------  ----------  --------  --------  ----------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . .       266          7        197       100          17        60      647
  Depreciation and amortization. . . .        77        549        284        73         762         8    1,753
  Interest expense . . . . . . . . . .        --         --         --        --          --       503      503
  Management fees to affiliate . . . .        18         31         69        11          62        --      191
  General and administrative expenses.        30        166         25        26          --       358      605
  Provision for bad debts. . . . . . .        --         --         13         2           8        --       23
                                        --------  ----------  --------  --------  ----------  ---------  -------
      Total costs and expenses . . . .       391        753        588       212         849       929    3,722
                                        --------  ----------  --------  --------  ----------  ---------  -------
Equity in net income (loss) of USPEs .       590       (643)        --        --          --        --      (53)
                                        --------  ----------  --------  --------  ----------  ---------  -------
Net income (loss). . . . . . . . . . .  $    564  $    (174)  $    465  $      3  $      410  $   (793)  $  475
                                        ========  ==========  ========  ========  ==========  =========  =======


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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.     Net  Income  (Loss)  Per  Weighted-Average  Limited  Partnership  Unit
       ----------------------------------------------------------------------

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income or loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2002 and 2001 was 7,748,509 and 8,189,465, respectively.

10.     Limited  Partnership  Units
        ---------------------------

During 2001, the Partnership agreed to purchase 489,344 limited partnership units and paid $2.8 million to the purchasing agent for this purchase. The purchasing agent purchased 407,565 units as of December 31, 2001 and an additional 50,933 units during the three months ended March 31, 2002, which is reflected as a reduction in limited partnership units. Under the terms of the purchase agreement, only the units held by the owner on the date of the agreement were eligible to be purchased. The General Partner has not been able to purchase the remaining 30,846 units due to the eligible owners selling the units in the open market. The General Partner has determined that the remaining units will not be purchased and has submitted a $0.2 million refund request from the purchasing agent that is included in accounts receivable on the accompanying unaudited condensed balance sheet as of March 31, 2002.

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

12.     Contingencies
        -------------

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

12.     Contingencies(continued)
        -------------

The Partnership is involved as plaintiff or defendant in various other legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

13.     Subsequent  Event
        -----------------

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

14.     Restatement  of  Financial  Statements
        --------------------------------------

Subsequent to the issuance of the Partnership's financial statements for the three month period ended March 31, 2002 and for the year ended December 31, 2001, the General Partner determined that the accounting treatment related to the prepayment penalty and the unamortized debt placement fees on the Partnership's note payable was incorrect. The Partnership accrued the estimated penalty of $1.1 million in the third quarter of 2001 and adjusted the accrual to $1.0 million in the fourth quarter of 2001. The Partnership also accelerated $0.1 million amortization of debt placement fees in September 2001. The actual retirement of the debt occurred in January 2002. The proper accounting treatment is to expense the prepayment penalty and the unamortized debt placement fees in the period in which the debt was retired. As a result, the condensed financial statements for the three month period ended March 31, 2002 and the condensed balance sheet as of December 31, 2001 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement is as follows (in thousands of dollars except, weighted-average unit amounts):

                                      As of December 31, 2001
                                      ========================
                                     As
                                 Previously                 As
                                  Reported  Adjustments  Restated
                                 =================================
Deferred charges, net of
  accumulated amortization. . .  $     355  $        60  $     415
Total assets. . . . . . . . . .     48,732           60     48,792
Accounts payable and
  accrued expenses. . . . . . .      1,276        (959)        317
Total liabilities . . . . . . .     22,253        (959)     21,294
Limited partners' capital . . .     26,479        1,019     27,498
Total partners' capital . . . .     26,479        1,019     27,498
Total liabilities and partners'
  capital . . . . . . . . . . .     48,732           60     48,792

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

14.     Restatement  of  Financial  Statements(continued)
        --------------------------------------

                                              Three Months Ended
                                                March 31, 2002
                                             ====================
                                          As
                                      Previously                 As
                                       Reported  Adjustments  Restated
                                     ==================================
Depreciation and amortization . . .  $    1,044  $       60   $  1,104

Other general and administrative
  expenses. . . . . . . . . . . . .         150         959      1,109
Total expenses. . . . . . . . . . .       1,936       1,019      2,955
Net income (loss) . . . . . . . . .         549     (1,019)       (470)
Limited partners' share of
  income (loss) . . . . . . . . . .         549     (1,019)       (470)
Net income (loss) per weighted-
  average limited partnership unit.  $     0.07  $   (0.13)  $   (0.06)


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

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position (SOP) entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The Partnership has historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the Partnership and USPEs would reverse all previously accrued maintenance reserves. If this proposed change were in effect at March 31, 2002, the Partnership and USPEs would have been required to reverse maintenance reserves of approximately $0.9 million. Maintenance reserves will change in 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, in the statements of operations.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(I)     RESULTS  OF  OPERATIONS

As discussed in Note 14 to the condensed financial statements included in Item 1, the Partnership has restated its condensed statement of operations for the three months ended March 31, 2002 and the condensed balance sheet as of December 31, 2001. The following management discussion and analysis takes into account the effects of the restatement.

Comparison  of  PLM  Equipment  Growth  Fund  VI's (the Partnership's) Operating
--------------------------------------------------------------------------------
Results  for  the  Three  Months  Ended  March  31,  2002  and  2001
--------------------------------------------------------------------

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

                                           For the Three Months
                                               Ended March 31,
                                             2002           2001
                                           ---------------------
Marine containers . . . . . . . . . . . .  $     998  $    1,222
Railcars. . . . . . . . . . . . . . . . .        750         856
Aircraft, aircraft engines and components        389         688
Trailers. . . . . . . . . . . . . . . . .         73         113
Marine vessels. . . . . . . . . . . . . .          5          99


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

Aircraft, aircraft engines, and components: Aircraft lease revenues and direct expenses were $0.4 million and $21,000, respectively, for the three months ended March 31, 2002, compared to $0.7 million and $7,000, respectively, during the same period of 2001. Lease revenues decreased $0.3 million during 2002 due to the reduction in the lease rate on an MD-82 as part of a new lease agreement in 2001.

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

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $2.6 million for the quarter ended March 31, 2002 decreased from $3.1 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $0.6 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.4 million resulting from certain assets being fully depreciated during 2001, and a decrease of $0.1 million due to the sale of certain equipment during 2002 and 2001. These decreases were offset, in part, by an increase in amortization expense of $0.1 million resulting from the write-off of the remaining fees associated with the pay off of the existing loan;

     (ii) A $0.3 million decrease in interest expense was due to lower average borrowings outstanding and a $0.1 million decrease was due to a lower interest rate charge during 2002 compared to 2001;

     (iii) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the three months ended March 31, 2002 compared to 2001; and

     (iv) A $0.6 million increase in general and administrative expenses during the three months ended March 31, 2002 was due to a $1.0 million debt prepayment penalty in the first quarter 2002 related to the Partnership's note payable that did not occur during 2001, offset, in part, by a decrease of $0.2 million due to lower professional service costs and $0.1 million resulting from lower allocations by the General Partner for office services and data processing costs.

(C)     Gain  on  Disposition  of  Owned  Equipment,  Net

The net gain on the disposition of owned equipment for the first quarter of 2002 totaled $14,000, and resulted from the sale of marine containers and a railcar, with an aggregate net book value of $31,000 for proceeds of $45,000. The gain on the disposition of owned equipment for the first quarter of 2001 totaled $0.5 million, and resulted from the sale of a Boeing 737-200 commercial aircraft, marine containers and a trailer with an aggregate net book value of $1.1 million for proceeds of $1.6 million.

(D)     Equity  in  Net  Loss of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                 For the Three Months
                                    Ended March 31,
                                  2002           2001
                                 ---------------------
Marine vessels. . . . . . . . .  $      37  $     590
Aircraft. . . . . . . . . . . .      (132)       (643)
                                 ---------  ----------
    Equity in net loss of USPEs  $    (95)  $     (53)
                                 =========  ==========


The following USPE discussion by equipment type is based on the Partnership's proportional share of lease revenues, depreciation expense, direct expenses, and administrative expenses in the USPE's:

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

(E)     Net  Income  (Loss)

As a result of the foregoing, the Partnership's net loss for the three months ended March 31, 2002 was $0.5 million, compared to a net income of $0.5 million during the same period of 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 2002 is not necessarily indicative of future periods.

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

During January 2002, the Partnership prepaid the $20.0 million note payable outstanding on December 31, 2001 and a prepayment penalty, included in other general and administrative expenses, of $1.0 million to prepay the existing senior note payable. Concurrent with this payment, the Partnership borrowed $15.0 million under the new $30.0 million term loan facility.

The Partnership made its scheduled principal payment of $0.8 million during April 2002. The Partnership is scheduled to make a quarterly debt payment of $0.8 million to the lenders of the notes payable at the end of each quarter. The cash for each payment will come from operations and equipment dispositions.

In April 2002, PLM International, Inc. (PLMI) extended the $10.0 million warehouse facility, which is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, and Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLMI which is the parent company of PLM Financial Services, IncThe facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than July 11, 2002. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers. This facility expires on July 11, 2002. The General Partner is currently in the process of renewing the warehouse facility.

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

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position (SOP) entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The Partnership has historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the Partnership and USPEs would reverse all previously accrued maintenance reserves. If this proposed change were in effect at March 31, 2002, the Partnership and USPEs would have been required to reverse maintenance reserves of approximately $0.9 million. Maintenance reserves will change in 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, in the statements of operations.

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

                          PART II -- OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

10.1 Second amendment to the Warehouse Credit Agreement, dated April 12, 2002, incorporated by reference to the Partnership's Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 7, 2002.

     (b)     Reports  on  Form  8-K
             ----------------------

     None.

------
CONTROL  CERTIFICATION
----------------------




I,  James  A.  Coyne,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q/A of PLM Equipment Growth Fund VI;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.




Date:  December  4,  2002     By:     /s/  James  A.  Coyne
                                      ---------------------
     James  A.  Coyne
     President

------
CONTROL  CERTIFICATION
----------------------




I,  Richard  K  Brock,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q/A of PLM Equipment Growth Fund VI;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





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



     PLM  EQUIPMENT  GROWTH  FUND  VI

     By:     PLM  Financial  Services,  Inc.
     General  Partner



Date:  December  4,  2002     By:     /s/  Richard  K  Brock
                                      ----------------------
     Richard  K  Brock
     Chief  Financial  Officer



CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund VI (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q/A for the period ended March 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



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