Form 10-Q/A
period 2002-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 2002-12-05
CIK 874395

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

INTRODUCTORY NOTE - This Amendment No. 1 on Form 10-Q/A to the Registrant's Form 10-Q for the quarterly period ended June 30, 2002 is being filed for the purpose of giving effect to the restatement of the Partnership's condensed statement of operations for the six months ended June 30, 2002 and the condensed balance sheet as of December 31, 2001. See Note 14 to the condensed financial statements contained herein for a summary of the significant effects of the restatement.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            CONDENSED BALANCE SHEETS
                 (in thousands of dollars, except unit amounts)
                                   (unaudited)



                                                                     June 30,    December 31,
                                                                       2002          2001
                                                                    --------------------------
                                                                                 (As restated,
                                                                                  see Note 14)
ASSETS
Equipment held for operating leases. . . . . . . . . . . . . . . .  $  63,153   $      63,694
Less accumulated depreciation. . . . . . . . . . . . . . . . . . .    (42,107)        (40,487)
                                                                    ----------  --------------
  Net equipment. . . . . . . . . . . . . . . . . . . . . . . . . .     21,046          23,207


Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . .      6,645           8,051
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . .        425             425
Accounts receivable, less allowance for doubtful accounts
    of $409 in 2002 and $380 in 2001 . . . . . . . . . . . . . . .        933           1,394
Investments in unconsolidated special-purpose entities . . . . . .     13,657          15,223
Deferred charges, net of accumulated amortization of
    $389 in 2002 and $550 in 2001. . . . . . . . . . . . . . . . .        318             415
Prepaid expenses and other assets. . . . . . . . . . . . . . . . .         64              77
                                                                    ----------  --------------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $  43,088   $      48,792
                                                                    ==========  ==============
LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
Accounts payable and accrued expenses. . . . . . . . . . . . . . .  $     203   $         317
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . .      1,183             947
Lessee deposits and reserve for repairs. . . . . . . . . . . . . .         37              30
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .     14,250          20,000
                                                                    ----------  --------------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . .     15,673          21,294
                                                                    ----------  --------------
Commitments and contingencies

Partners' capital:
Limited partners (7,730,965 limited partnership units outstanding
    in 2002 and 7,781,898 outstanding in 2001) . . . . . . . . . .     27,415          27,498
General Partner. . . . . . . . . . . . . . . . . . . . . . . . . .         --              --
                                                                    ----------  --------------
  Total partners' capital. . . . . . . . . . . . . . . . . . . . .     27,415          27,498
                                                                    ----------  --------------

      Total liabilities and partners' capital. . . . . . . . . . .  $  43,088   $      48,792
                                                                    ==========  ==============













       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                       CONDENSED STATEMENTS OF OPERATIONS
         (in thousands of dollars, except weighted-average unit amounts)
                                   (unaudited)


                                             For the Three Months     For the Six Months
                                                Ended June 30,           Ended June 30,
                                             2002            2001     2002           2001
                                           -----------------------------------------------
                                                                   (As restated,
                                                                    see Note 14)
REVENUES
Lease revenue. . . . . . . . . . . . . . .  $    2,424  $    2,866  $    4,971  $    6,431
Interest and other income. . . . . . . . .          21         174          40         317
Gain on disposition of equipment . . . . .         101         515         115       1,057
                                            ----------  ----------  ----------  ----------
    Total revenues . . . . . . . . . . . .       2,546       3,555       5,126       7,805
                                            ----------  ----------  ----------  ----------
EXPENSES

Depreciation and amortization. . . . . . .       1,027       1,594       2,131       3,347
Repairs and maintenance. . . . . . . . . .         300         419         594         688
Equipment operating expense. . . . . . . .          23         115          39         423
Insurance expense. . . . . . . . . . . . .          37          13          74          83
Management fees to affiliate . . . . . . .         135         159         276         350
Interest expense . . . . . . . . . . . . .         191         502         366       1,005
General and administrative expenses
      to affiliates. . . . . . . . . . . .          74         102         130         299
Other general and administrative expenses.         325         248       1,434         656
Provision for bad debts. . . . . . . . . .           7          64          29          87
                                            ----------  ----------  ----------  ----------
    Total expenses . . . . . . . . . . . .       2,119       3,216       5,073       6,938
                                            ----------  ----------  ----------  ----------
Equity in net income (loss) of unconsol-
      idated special-purpose entities. . .       (215)         873       (310)         820
                                            ----------  ----------  ----------  ----------
Net income (loss). . . . . . . . . . . . .  $      212  $    1,212  $    (257)  $    1,687
                                            ==========  ==========  ==========  ==========
PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners . . . . . . . . . . . . .  $      212  $    1,212  $    (257)  $    1,601
General Partner. . . . . . . . . . . . . .          --          --          --          86
                                            ----------  ----------  ----------  ----------
Total. . . . . . . . . . . . . . . . . . .  $      212  $    1,212  $    (257)  $    1,687
                                            ==========  ==========  ==========  ==========
Net income (loss) per weighted-average
    limited partnership unit . . . . . . .  $     0.03  $     0.15  $   (0.03)  $     0.20
                                            ==========  ==========  ==========  ==========











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


                                                  Limited     General
                                                  Partners    Partner    Total
                                                 -------------------------------
  Partners' capital as of December 31, 2000 . .  $  31,622   $     --   $31,622

Net income (loss) (As restated, see Note 14). .        (73)        86        13

Purchase of limited partnership units . . . . .     (2,765)        --    (2,765)

Cash distribution . . . . . . . . . . . . . . .     (1,286)       (86)   (1,372)
                                                 ----------  ----------  -------
  Partners' capital as of December 31, 2001
  (As restated, see Note 14). . . . . . . . . .     27,498         --    27,498

Net loss (As restated, see Note 14) . . . . . .       (257)        --      (257)

Canceled purchase of limited partnership units.        174         --       174
                                                 ----------  ----------  -------
  Partners' capital as of June 30, 2002
  (As restated, see Note 14). . . . . . . . . .  $  27,415   $     --   $27,415
                                                 ==========  ==========  =======






























       See accompanying notes to unaudited condensed financial statements.





                                      PLM EQUIPMENT GROWTH FUND VI
                                         (A LIMITED PARTNERSHIP)
                                    CONDENSED STATEMENTS OF CASH FLOWS
                                        (in thousands of dollars)
                                               (unaudited)
                                                                              For the Six Months
                                                                                Ended June 30,
                                                                           2002              2001
                                                                          -------------------------
(As restated,
see Note 14)
OPERATING ACTIVITIES
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $     (257)  $    1,687
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .        2,131       3,347
  Gain on disposition of equipment, net . . . . . . . . . . . . . . . . .        (115)      (1,057)
  Equity in net (income) loss from unconsolidated special-purpose
    entities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          310        (820)
  Changes in operating assets and liabilities:
    Accounts receivable, net. . . . . . . . . . . . . . . . . . . . . . .          451         858
    Prepaid expenses and other assets . . . . . . . . . . . . . . . . . .           13          34
    Accounts payable and accrued expenses . . . . . . . . . . . . . . . .        (114)        (871)
    Due to affiliates . . . . . . . . . . . . . . . . . . . . . . . . . .          247          18
    Lessee deposits and reserve for repairs . . . . . . . . . . . . . . .            7        (130)
                                                                           -----------  -----------
      Net cash provided by operating activities . . . . . . . . . . . . .        2,673       3,066
                                                                           -----------  -----------
INVESTING ACTIVITIES

Payments for capitalized repairs. . . . . . . . . . . . . . . . . . . . .          (2)          (2)
Distribution from unconsolidated special-purpose entities . . . . . . . .        1,245       1,443
Distribution from liquidation of unconsolidated special-purpose entities.           --       2,254
Proceeds from disposition of equipment. . . . . . . . . . . . . . . . . .          285       3,559
                                                                           -----------  -----------
      Net cash provided by investing activities . . . . . . . . . . . . .        1,528       7,254
                                                                           -----------  -----------

FINANCING ACTIVITIES

Payment of notes payable. . . . . . . . . . . . . . . . . . . . . . . . .     (20,750)          --
Payment of debt placement fees. . . . . . . . . . . . . . . . . . . . . .         (42)          --
Proceeds from notes payable . . . . . . . . . . . . . . . . . . . . . . .       15,000          --
Cash distribution paid to limited partners. . . . . . . . . . . . . . . .           --      (1,286)
Cash distribution paid to General Partner . . . . . . . . . . . . . . . .           --         (86)
Canceled purchase of limited partnership units. . . . . . . . . . . . . .          174          --
Refund from limited partnership units not eligible for purchase . . . . .           11          --
                                                                           -----------  -----------
      Net cash used in financing activities . . . . . . . . . . . . . . .      (5,607)      (1,372)
                                                                           -----------  -----------

Net (decrease) increase in cash and cash equivalents. . . . . . . . . . .      (1,406)       8,948
Cash and cash equivalents at beginning of period. . . . . . . . . . . . .        8,051       9,226
                                                                           -----------  -----------
Cash and cash equivalents at end of period. . . . . . . . . . . . . . . .  $     6,645     $18,174
                                                                           ===========  ===========

SUPPLEMENTAL INFORMATION

Interest paid . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $       422  $    1,005
                                                                           ===========  ===========





       See accompanying notes to unaudited condensed financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Opinion  of  Management
       -----------------------

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund VI (the Partnership) as of June 30, 2002 and December 31, 2001, the unaudited condensed statements of operations for the three and six months ended June 30, 2002 and 2001, the unaudited condensed statements of changes in partners' capital for the period from December 31, 2000 to June 30, 2002, and the unaudited condensed statements of cash flows for the six months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A for the year ended December 31, 2001, on file at the Securities and Exchange Commission.

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

4.     Cash  Distributions
       -------------------

Cash distributions are recorded when declared and may include amounts in excess of net income that are considered a return of capital. Cash distributions are generally paid in the same quarter they are declared. For the three and six months ended June 30, 2001, cash distributions totaled $-0- and $1.4 million, respectively, or $-0- and $0.16 per weighted-average limited partnership unit, respectively. None of the cash distributions to the limited partners during the six months ended June 30, 2001, were deemed to be a return of capital. No cash distributions were paid to the limited partners during the three and six months ended June 30, 2002.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.  Transactions  with  General  Partner  and  Affiliates  (continued)
    -----------------------------------------------------

The Partnership's proportional share of the affiliated expenses incurred by USPEs during 2002 and 2001 is listed in the following table (in thousands of dollars):

                                    For the Three Months   For the Six Months
                                        Ended June 30,      Ended June 30,
                                      2002       2001      2002         2001
                                    ----------------------------------------
Management fees. . . . . . . . . .  $     38  $     92    $     79  $    203
Data processing and administrative
   expenses. . . . . . . . . . . .        21        41          37        79


These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

6.     Equipment
       ---------

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):


                                June 30,    December 31,
                                  2002          2001
                               --------------------------
Marine containers . . . . . .  $  24,549   $      25,045
Railcars. . . . . . . . . . .     17,168          17,213
Aircraft and components . . .     16,224          16,224
Trailers. . . . . . . . . . .      5,212           5,212
                               ----------  --------------
                                  63,153          63,694
Less accumulated depreciation    (42,107)        (40,487)
                               ----------  --------------
    Net equipment . . . . . .  $  21,046   $      23,207
                               ==========  ==============


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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership's proportional share of equity in each entity as of June 30, 2002 and December 31, 2001 (in thousands of dollars):

                                           Boeing     Aero
                                          737-300  California   Lion
As of June 30, 2002 . . . . . . . . . . .  Trust1    Trust2  Partnership3  Total
--------------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation $13,534  $     --  $     8,092
  Receivables                               1,481       420          425
  Finance lease receivable                     --     2,788           --
  Other assets                                  6       181           --
                                          -------  --------  -----------
    Total assets                          $15,021  $  3,389  $     8,517
                                          =======  ========  ===========
Liabilities
  Accounts payable                        $    --  $     --  $       231
  Due to affiliates                            12         2           46
  Lessee deposits and reserve for repairs   1,463       420          578
                                          -------  --------  -----------
    Total liabilities                       1,475       422          855
                                          -------  --------  -----------

Equity                                     13,546     2,967        7,662
                                          -------  --------  -----------
    Total liabilities and equity          $15,021  $  3,389  $     8,517
                                          =======  ========  ===========

Partnership's share of equity             $ 8,455  $  1,187  $     4,015  $13,657
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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------

The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership's proportional share of income (loss) in each entity for the three and six months ended June 30, 2002 and 2001 (in thousands of dollars):

                                          Boeing     Aero
For the three months ended               737-300  California   Lion
        June 30, 2002. . . . . . . . . .  Trust1    Trust2  Partnership3  Total
-------------------------------------------------------------------------------
 Revenues                               $    465  $     127  $     1,436
 Less: Direct expenses                         1          7        1,133
           Indirect expenses                 708         38          505
                                        --------  ---------  ------------
   Net income (loss)                    $  (244)  $      82  $      (202)
                                        ========  =========  ============

Partnership's share of net income (loss)$  (142)  $      33  $      (106)  $(215)
                                        ========  =========  ============  ======



                                    Boeing     Aero                                 Pacific
For the three months ended         737-300  California   Lion          Spear        Source
        June 30, 2001. . . . . . .  Trust1    Trust2  Partnership3  Partnership4  Partnership5  Total
-----------------------------------------------------------------------------------------------------
 Revenues                         $    497  $     341  $     2,451  $        320  $       252
 Gain on disposition of equipment       --         --           --           458        2,595
 Less: Direct expenses                 126          4        1,166           178          317
           Indirect expenses           768         40          655            88          123
                                  --------  ---------  -----------  ------------  -----------
   Net income (loss)              $  (397)  $     297  $       630  $        512  $     2,407
                                  ========  =========  ===========  ============  ===========

Partnership's share of
   Net income (loss)              $  (230)  $     119  $       330  $        176  $       478  $ 873
                                  ========  =========  ===========  ============  ===========  =====



                                          Boeing     Aero
For the six months ended                 737-300  California   Lion
        June 30, 2002. . . . . . . . . .  Trust1    Trust2  Partnership3  Other   Total
--------------------------------------------------------------------------------------
  Revenues                              $    930  $     265  $     2,996  $   --
  Less: Direct expenses                       17         12        2,125     (3)
            Indirect expenses              1,451         72        1,001      --
                                        --------  ---------  -----------  ------
    Net income (loss)                   $  (538)  $     181  $     (130)  $  (3)
                                        ========  =========  ===========  ======

Partnership's share of net income (loss)$  (314)  $      73  $      (68)  $  (1)  $(310)
                                        ========  =========  ===========  ======  ======



                                    Boeing    Aero                                Pacific
For the six months ended           737-300  California   Lion         Spear       Source
        June 30, 2001. . . . . . .  Trust1   Trust2  Partnership3  Partnership4  Partnership5  Total
----------------------------------------------------------------------------------------------------
 Revenues                         $    800  $    683  $     5,516  $        720  $       923
 Gain on disposition of equipment       --        --           --           458        2,595
 Less: Direct expenses                 915         9        2,440           546          527
           Indirect expenses         1,534        79        1,292           209          441
                                  --------  --------  -----------  ------------  -----------
   Net income (loss)              $(1,649)  $    595  $     1,784  $        423  $     2,550
                                  ========  ========  ===========  ============  ===========

Partnership's share of
   Net income (loss)              $  (992)  $    238  $       937  $        131  $       506  $ 820
                                  ========  ========  ===========  ============  ===========  =====


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

The following tables present a summary of the operating segments (in thousands of dollars):


                                           Marine                                       Marine
For the three months ended                 Vessel     Aircraft   Railcar    Trailer   Container
June 30, 2002                              Leasing    Leasing    Leasing    Leasing    Leasing     Other 1    Total
-------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $     --   $     409   $    890  $    173   $      952  $     --   $ 2,424
  Interest income and other. . . . . . .        --          --         --        --           --        21        21
  Gain on disposition of equipment . . .        --          --         16        --           85        --       101
                                          ---------  ---------  ---------  ---------  ----------  ---------  --------
     Total revenues. . . . . . . . . . .        --         409        906       173        1,037        21     2,546
                                          ---------  ---------  ---------  ---------  ----------  ---------  --------

COSTS AND EXPENSES
  Operations support . . . . . . . . . .        --          --        211       122           11        16       360
  Depreciation and amortization. . . . .        --          48        236        72          629        42     1,027
  Interest expense . . . . . . . . . . .        --          --         --        --           --       191       191
  Management fees to affiliate . . . . .        --          17         61         9           48        --       135
  General and administrative expenses. .        --         101         40        37           --       221       399
  Provision for (recovery of) bad debts.        --          --          8        (1)          --        --         7
                                          ---------  ---------  ---------  ---------  ----------  ---------  --------
      Total costs and expenses . . . . .        --         166        556       239          688       470     2,119
                                          ---------  ----------  --------  ---------  ----------  ---------  --------
Equity in net loss of USPEs. . . . . . .      (106)       (109)        --        --           --        --      (215)
                                          ---------  ----------  --------  ---------  ----------  ---------  --------
Net income (loss). . . . . . . . . . . .  $   (106)  $     134   $    350  $    (66)  $      349  $   (449)  $   212
                                          =========  ==========  ========  =========  ==========  =========  ========

Total assets as of June 30, 2002 . . . .  $  4,015   $  10,537   $  6,285  $  1,195   $   13,577  $  7,479   $43,088
                                          =========  ==========  ========  =========  ==========  =========  ========



                                           Marine                                     Marine
For the three months ended                 Vessel    Aircraft   Railcar    Trailer   Container
June 30, 2001                             Leasing    Leasing    Leasing    Leasing    Leasing     Other 2   Total
-----------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $    148  $     329   $  1,005  $    189   $    1,195  $     --   $2,866
  Interest income and other. . . . . . .        --         33         --        --           --       141      174
  Gain on disposition of equipment . . .       488         --         --        --           27        --      515
                                          --------  ----------  --------  ---------  ----------  ---------  ------
     Total revenues. . . . . . . . . . .       636        362      1,005       189        1,222       141    3,555
                                          --------  ----------  --------  ---------  ----------  ---------  ------

COSTS AND EXPENSES
  Operations support . . . . . . . . . .        71          2        305       135           17        17      547
  Depreciation and amortization. . . . .        25        492        258        73          733        13    1,594
  Interest expense . . . . . . . . . . .        --         --         --        --           --       502      502
  Management fees to affiliate . . . . .         8         11         72         9           59        --      159
  General and administrative expenses. .        17         58         27        45            1       202      350
  Provision for (recovery of) bad debts.        --         46         19        --          (1)        --       64
                                          --------  ----------  --------  ---------  ----------  ---------  ------
      Total costs and expenses . . . . .       121        609        681       262          809       734    3,216
                                          --------  ----------  --------  ---------  ----------  ---------  ------
Equity in net income (loss) of USPEs . .       984       (111)        --        --           --        --      873
                                          --------  ----------  --------  ---------  ----------  ---------  ------
Net income (loss). . . . . . . . . . . .  $  1,499  $    (358)  $    324  $    (73)  $      413  $   (593)  $1,212
                                          ========  ==========  ========  =========  ==========  =========  ======


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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.     Operating  Segments  (continued)
       -------------------


                                         Marine                                      Marine
For the six months ended                 Vessel     Aircraft   Railcar    Trailer   Container
June 30, 2002                            Leasing    Leasing    Leasing    Leasing    Leasing     Other 1    Total
-----------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . .  $     --   $     819   $  1,807  $    384   $    1,961  $     --   $4,971
  Interest income and other. . . . . .        --          --         --        --           --        40       40
  Gain on disposition of equipment . .        --          --         12        --          103        --      115
                                        ---------  ----------  --------  ---------  ----------  ---------  -------
     Total revenues. . . . . . . . . .        --         819      1,819       384        2,064        40    5,126
                                        ---------  ----------  --------  ---------  ----------  ---------  -------

COSTS AND EXPENSES
  Operations support . . . . . . . . .        (5)         21        378       260           21        32      707
  Depreciation and amortization. . . .        --          95        472       145        1,280       139    2,131
  Interest expense . . . . . . . . . .        --          --         --        --           --       366      366
  Management fees to affiliate . . . .        --          34        125        19           98        --      276
  General and administrative expenses.        --          97         78        75            1     1,313    1,564
  Provision for bad debts. . . . . . .        --          --         13        16           --        --       29
                                        ---------  ----------  --------  ---------  ----------  ---------  -------
      Total costs and expenses . . . .        (5)        247      1,066       515        1,400     1,850    5,073
                                        ---------  ----------  --------  ---------  ----------  ---------  -------
Equity in net loss of USPEs. . . . . .       (69)       (241)        --        --           --        --     (310)
                                        ---------  ----------  --------  ---------  ----------  ---------  -------
Net income (loss). . . . . . . . . . .  $    (64)  $     331   $    753  $   (131)  $      664  $ (1,810)  $ (257)
                                        =========  ==========  ========  =========  ==========  =========  =======




                                         Marine                                      Marine
For the six months ended                 Vessel    Aircraft   Railcar    Trailer   Container
June 30, 2001                           Leasing    Leasing    Leasing    Leasing    Leasing     Other 1   Total
---------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . .  $    513  $   1,024   $  2,058  $    402   $    2,434  $     --   $6,431
  Interest income and other. . . . . .        --         40         --        --           --       277      317
  Gain on disposition of equipment . .       488        520         --         2           47        --    1,057
                                        --------  ----------  --------  ---------  ----------  ---------  ------
     Total revenues. . . . . . . . . .     1,001      1,584      2,058       404        2,481       277    7,805
                                        --------  ----------  --------  ---------  ----------  ---------  ------

COSTS AND EXPENSES
  Operations support . . . . . . . . .       337          9        502       235           34        77    1,194
  Depreciation and amortization. . . .       102      1,041        542       146        1,495        21    3,347
  Interest expense . . . . . . . . . .        --         --         --        --           --     1,005    1,005
  Management fees to affiliate . . . .        26         42        141        20          121        --      350
  General and administrative expenses.        47        224         52        71            1       560      955
  Provision for bad debts. . . . . . .        --         46         32         2            7        --       87
                                        --------  ----------  --------  ---------  ----------  ---------  ------
      Total costs and expenses . . . .       512      1,362      1,269       474        1,658     1,663    6,938
                                        --------  ----------  --------  ---------  ----------             ------
Equity in net income (loss) of USPEs .     1,574       (754)        --        --           --        --      820
                                        --------  ----------  --------  ---------  ----------  ---------  ------
Net income (loss). . . . . . . . . . .  $  2,063  $    (532)  $    789  $    (70)  $      823  $ (1,386)  $1,687
                                        ========  ==========  ========  =========  ==========  =========  ======


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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

10.     Limited  Partnership  Units
        ---------------------------

During 2001, the Partnership agreed to purchase 489,344 limited partnership units and paid $2.8 million to the purchasing agent for this purchase. The purchasing agent purchased 407,565 units as of December 31, 2001 and an additional 50,933 units during the six months ended June 30, 2002, which is reflected as a reduction in limited partnership units. Under the terms of the purchase agreement, only the units held by the owner on the date of the agreement were eligible to be purchased. The General Partner has not been able to purchase the remaining 30,846 units due to the eligible owners selling the units in the open market. The General Partner has determined that the remaining units will not be purchased and has received $0.2 million refund from the purchasing agent.

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

12.     Subsequent  Events
        ------------------

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

13.     Commitments  and  Contingencies
        -------------------------------

In May 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.     Commitments  and  Contingencies  (continued)
        -------------------------------

purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. Although the General Partner has neither determined which Program Affiliates will purchase the railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

14.     Restatement  of  Financial  Statements
        --------------------------------------

Subsequent to the issuance of the Partnership's financial statements for the three and six month periods ended June 30, 2002 and for the year ended December 31, 2001, the General Partner determined that the accounting treatment related to the prepayment penalty and the unamortized debt placement fees on the Partnership's note payable was incorrect. The Partnership accrued the estimated penalty of $1.1 million in the third quarter of 2001 and adjusted the accrual to $1.0 million in the fourth quarter of 2001. The Partnership also accelerated $0.1 million amortization of debt placement fees in September 2001. The actual retirement of the debt occurred in January 2002. The proper accounting treatment is to expense the prepayment penalty and the unamortized debt placement fees in the period in which the debt was retired. As a result, the condensed financial statements for the six month period ended June 30, 2002 and the condensed balance sheet as of December 31, 2001 have been restated from the amounts previously reported.

A summary of the significant effects of the restatement is as follows (in thousands of dollars except, weighted-average unit amounts):

                                     As of December 31, 2001
                                     ========================

                                     As
                                 Previously                 As
                                  Reported  Adjustments  Restated
                                 ================================
Deferred charges, net of
  accumulated amortization. . .  $     355  $        60  $    415
Total assets. . . . . . . . . .     48,732           60    48,792
Accounts payable and
  accrued expenses. . . . . . .      1,276        (959)       317
Total liabilities . . . . . . .     22,253        (959)    21,294
Limited partners' capital . . .     26,479        1,019    27,498
Total partners' capital . . . .     26,479        1,019    27,498
Total liabilities and partners'
  capital . . . . . . . . . . .     48,732           60    48,792


                                            Six Months Ended
                                              June 30, 2002
                                            =================
                                         As
                                     Previously                 As
                                      Reported  Adjustments  Restated
                                    =================================
Depreciation and amortization . . .  $   2,071  $        60  $  2,131
Other general and administrative
  expenses. . . . . . . . . . . . .        475          959     1,434
Total expenses. . . . . . . . . . .      4,054        1,019     5,073
Net income (loss) . . . . . . . . .        762      (1,019)      (257)
Limited partners' share of
  income (loss) . . . . . . . . . .        762      (1,019)      (257)
Net income (loss) per weighted-
  average limited partnership unit.  $    0.10  $    (0.13)  $  (0.03)

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

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position (SOP) entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The Partnership has historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the Partnership and USPEs would reverse all previously accrued maintenance reserves. If this proposed change were in effect at June 30, 2002, the Partnership and USPEs would have been required to reverse maintenance reserves of approximately $1.0 million. Maintenance reserves will change in 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003 and would be reported as a cumulative effect of an accounting change, in the statements of operations.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL CONDITION AND
             -------------------------------------------------------------------
RESULTS  OF  OPERATIONS
    -------------------

(I)     RESULTS  OF  OPERATIONS

As discussed in Note 14 to the condensed financial statements included in Item 1, the Partnership has restated its condensed statement of operations for the six month period ended June 30, 2002 and the condensed balance sheet as of December 31, 2001. The following management discussion and analysis takes into account the effects of the restatement.

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

                          For the Three Months
                              Ended June 30,
                          2002            2001
                         ----------------------
Marine containers        $      941  $    1,178
Railcars. . . . . . . .         679         700
Aircraft and components         409         327
Trailers. . . . . . . .          51          54
Marine vessels. . . . .          --          77


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

(D)     Gain  on  Disposition  of  Owned  Equipment

The gain on the disposition of owned equipment for the second quarter of 2002 totaled $0.1 million, and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.2 million. The gain on the disposition of owned equipment for the second quarter of 2001 totaled $0.5 million, and resulted from the sale of a marine vessel and marine containers with an aggregate net book value of $1.8 million, for proceeds of $2.0 million. Included in the gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                          For the Three Months
                                              Ended June 30,
                                           2002           2001
                                          ---------------------
Marine vessels . . . . . . . . . . . . .  $    (106)  $    984
Aircraft . . . . . . . . . . . . . . . .       (109)     (111)
                                          ----------  ---------
    Equity in net income (loss) of USPEs  $    (215)  $    873
                                          ==========  =========


The following USPE discussion by equipment type is based on the Partnership's proportional share of lease revenues, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses in the
USPE's:

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
--------------------

(A)     Owned  Equipment  Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2002, compared to the same period of 2001. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                           For the Six Months
                             Ended June 30,
                          2002            2001
                         ----------------------
Marine containers . . .  $    1,940  $    2,400
Railcars. . . . . . . .       1,429       1,556
Aircraft and components         798       1,015
Trailers. . . . . . . .         124         167
Marine vessels. . . . .           5         176


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

(B)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $4.4 million for the six months ended June 30, 2002 decreased from $5.7 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $1.2 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.3 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.9 million resulting from certain assets being fully depreciated during 2001, and a decrease of $0.1 million due to the sale of certain equipment during 2002 and 2001. These decreases were offset, in part, by an increase in amortization expense of $0.1 million resulting from the write-off of the remaining fees associated with the pay off of the existing loan;

     (ii) A $0.6 million decrease in interest expense resulted from a decrease of $0.5 million caused by lower average borrowings outstanding in the six months ended June 30, 2002 compared to the same period of 2001 and a $0.1 million decrease was due to a lower interest rate charged during 2002 compared to 2001;

     (iii) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the six months ended June 30, 2002 compared to the same period of 2001; and

     (iv) A $0.6 million increase in general and administrative expenses during the six months ended June 30, 2002 was due to a $1.0 million debt prepayment penalty in the first quarter 2002 related to the Partnership's note payable that did not occur during 2001, offset, in part, by a decrease of $0.2 million due to lower professional service costs and $0.1 million resulting from lower allocations by the General Partner for office services and data processing costs.

(C)     Interest  and  Other  Income

Interest and other income decreased $0.3 million during 2002. A decrease of $0.2 million was due to lower cash balances compared to 2001 and $0.1 million was due to a decrease in the interest rate earned on cash balances.

(D)     Gain  on  Disposition  of  Owned  Equipment

The gain on the disposition of owned equipment for the six months ended June 30, 2002 totaled $0.1 million and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.3 million. The gain on the disposition of owned equipment for the six months ended June 30, 2001 totaled $1.1 million, and resulted from the sale of a Boeing 737-200 commercial aircraft, marine vessel, trailer, and marine containers with an aggregate net book value of $2.8 million, for proceeds of $3.6 million. Included in the gain on sale of the marine vessel was the unused portion of marine vessel drydocking liability of $0.3 million.

(E)     Equity  in  Net Income (Loss) of Unconsolidated Special-Purpose Entities
(USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

                                            For the Six Months
                                              Ended June 30,
                                           2002           2001
                                          ---------------------
Marine vessels . . . . . . . . . . . . .  $    (69)  $   1,574
Aircraft . . . . . . . . . . . . . . . .      (241)       (754)
                                          ---------  ----------
    Equity in net income (loss) of USPEs  $   (310)  $     820
                                          =========  ==========


The following USPE discussion by equipment type is based on the Partnership's proportional share of lease revenues, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses in the
USPE's:

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

(F)     Net  Income  (Loss)

As a result of the foregoing, the Partnership's net loss for the six months ended June 30, 2002 was $0.3 million, compared to a net income of $1.7 million during the same period of 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2002 is not necessarily indicative of future periods.

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

Accounts payable decreased $0.1 million during the six months ended June 30, 2002 due to the timing of cash payments.

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

In May 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLM International, Inc. (PLMI), or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. Although the General Partner has neither determined which Program Affiliates will purchase the railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In July 2002, PLMI, the parent company of FSI, reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date to June 30, 2003. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and Acquisub LLC, a wholly owned subsidiary of PLMI. The facility provides for financing up to 100% of the cost of the equipment. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

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

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants has issued an exposure draft of a proposed statement of position (SOP) entitled "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment". The Partnership has historically accrued legally mandated maintenance such as marine vessel dry-docking and aircraft engine maintenance over the periods prior to the required maintenance date. If the SOP is adopted as proposed, the Partnership and USPEs would reverse all previously accrued maintenance reserves. If this proposed change were in effect at June 30, 2002, the Partnership and USPEs would have been required to reverse maintenance reserves of approximately $1.0 million. Maintenance reserves will change in 2002 as maintenance is performed and past maintenance reserves are depleted and additional reserves are recorded. If adopted in its present form, charges related to this proposed change would be taken in the first quarter of 2003.

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

(4) The airline industry began to see lower passenger travel during 2001. The tragic events on September 11, 2001 worsened the situation. As a result of this and the general turmoil in the airline industry, the Partnership has had to renegotiate leases on its owned aircraft and partially owned aircraft on a direct finance lease during 2001 that will result in a decrease in revenues during 2002. In addition, these events have had a negative impact on the fair market value of the Partnership's owned and partially owned aircraft. Although no revaluations were required during 2002 to these aircraft, the General Partner does not expect these aircraft values to return to their previous value in the foreseeable future; and

(5) Industry wide utilization of inter-modal trailers decreased 12% in the six months ended June 30, 2002 compared to the 2001. This has led to lower utilization of the Partnership's trailers.

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

                          PART II -- OTHER INFORMATION


ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K
             -------------------------------------

     (a)     Exhibits
             --------

10.1 Third amendment to the Warehouse Credit Agreement, dated July 11, 2002, incorporated by reference to the Partnership's Form 10-Q dated June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002.

10.2 May 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc., incorporated by reference to the Partnership's Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

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



     PLM  EQUIPMENT  GROWTH  FUND  VI

     By:     PLM  Financial  Services,  Inc.
     General  Partner



Date:  December  4,  2002     By:     /s/  Richard  K  Brock
                                      ----------------------
     Richard  K  Brock
     Chief  Financial  Officer





CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund VI (the Partnership), that the Quarterly Report of the Partnership on Form 10-Q/A for the period ended June 30, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.



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