Form 10-K
period 2002-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 2003-03-27
CIK 874395

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ___________________
                                    FORM 10-K



[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002.

[  ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)  OF  THE
        SECURITIES  EXCHANGE  ACT  OF  1934
        FOR  THE  TRANSITION  PERIOD  FROM              TO

                         COMMISSION FILE NUMBER 0-21806
                             _______________________



                          PLM EQUIPMENT GROWTH FUND VI
             (Exact name of registrant as specified in its charter)


                      CALIFORNIA                         94-3135515
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)

              5 3RD STREET SOUTH, SUITE 200
                   ST. PETERSBURG, FL                     33701
        (Address of principal executive offices)        (Zip code)



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

Total  number  of  pages  in  this  report:  100.

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

     (2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the partners until such time as the General Partner commences the orderly liquidation of the Partnership assets, or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

     (3) to create a significant degree of safety relative to other equipment leasing investments through the purchase of a diversified equipment portfolio. This diversification reduces the exposure to market fluctuations in any one sector. The purchase of used, long-lived, low-obsolescence equipment, typically at prices that are substantially below the cost of new equipment, also reduces the impact of economic depreciation and can create the opportunity for appreciation in certain market situations, where supply and demand return to balance from oversupply conditions; and

     (4) to increase the Partnership's revenue base by reinvesting a portion of its operating cash flow in additional equipment during the investment phase of the Partnership's operation in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates, and costs and expenses, growth in the size of the Partnership's portfolio does not necessarily mean that in all cases the Partnership's aggregate net income and distributions will increase upon the reinvestment of operating cash flow.

The offering of units of the Partnership closed on May 24, 1993. As of December 31, 2002, there were 7,730,965 units outstanding. The General Partner contributed $100 for its 5% general partner interest in the Partnership.

The Partnership is currently in its investment phase during which the Partnership uses cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. The Partnership may reinvest its cash flow, surplus cash and equipment disposition proceeds in additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2011, unless terminated earlier upon the sale of all of the equipment or by certain other events.

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio and the Partnership's proportional share of equipment owned by unconsolidated special-purpose entities as of December 31, 2002 (in thousands of dollars):

                                     TABLE 1
                                     -------

Units. . .  Type                                      Manufacturer . .   . .  Cost
------------------------------------------------------------------------------

Owned equipment held for operating leases:

7,065. . .  Marine containers                         Various            $  18,276
2,802. . .  Refrigerated marine containers            Various                5,947
357. . . .  Pressurized tank railcars                 Various               10,582
179. . . .  Nonpressurized tank railcars              Various                3,464
137. .   .  Covered hopper railcars                   Various                2,981
1. . . . .  DC-9-82 Stage III commercial aircraft     McDonnell Douglas     13,951
1. . . . .  Portfolio of aircraft rotables            Various                2,273
339. . . .  Intermodal trailers                       Stoughton              5,212
                                                                         ----------
      Total owned equipment held for operating leases                    $  62,686 1
                                                                         ==========

Equipment owned by unconsolidated special-purpose entities:

0.62 . . .  737-300 Stage III commercial aircraft     Boeing             $  14,802 2
0.40 . . .  Equipment on direct finance lease:
              Two DC-9 Stage III commercial aircraft  McDonnell Douglas      4,807 3
0.53 . . . .Product tanker                            Boelwerf-Temse        10,476 2
                                                                         ----------
      Total investments in unconsolidated special-purpose entities       $  30,085 1
                                                                         ==========


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
















1 Includes equipment and investments purchased with the proceeds from capital contributions, undistributed cash flow from operations, and Partnership borrowings invested in equipment. Includes costs capitalized, subsequent to the date of purchase, and equipment acquisition fees paid to PLM Transportation Equipment Corporation (TEC), a wholly owned subsidiary of FSI, or PLM Worldwide Management Services (WMS), a wholly owned subsidiary of PLM International.
2     Jointly  owned:  EGF  VI  and  an  affiliated  program.
3     Jointly  owned:  EGF  VI  and  two  affiliated  programs.

(B)     Management  of  Partnership  Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership's equipment. The Partnership's management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date, or at the discretion of the General Partner. IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases. In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

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

(D)     Demand

The Partnership currently operates in the five operating segments: marine container leasing, railcar leasing, aircraft leasing, marine vessel leasing, and intermodal trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers except for the Partnership's investment in a trust owning two commercial aircraft that are on a direct finance lease. The Partnership's equipment and investments are primarily used to transport materials and commodities, except for aircraft leased to passenger air carriers.

The following section describes the international and national markets in which the Partnership's capital equipment operates:

(1)     Marine  Containers

Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.

The Partnership acquired new standard dry cargo containers from 1998 to 2000 that were placed on mid-term leases and into revenue-sharing agreements. The marine containers that were placed into revenue-sharing agreements experienced a decrease in lease rates of approximately 15% during 2002. The decrease in lease rates on these marine containers was partially offset by an increase in utilization. At the beginning of the year, utilization averaged approximately 70% but increased to 85% by year-end. Average lease rates and utilization in 2003 are expected to marginally improve compared to 2002.

The Partnership's marine containers that were originally placed on mid-term leases in 1998 and 1999 that came off lease in 2001 and 2002 were placed into revenue-sharing agreements. As the market for marine containers is considerably softer than the period during which they were placed on mid-term leases, lease revenue on these containers decreased up to 40% when the original mid-term leases expired.

The Partnership also has a total of 231 dry, refrigerated and other specialized containers that are in excess of 13 years of age, that are generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees' preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales is highly dependent upon the specific location and type of container. The Partnership has continued to experience reduced residual values on the sale of refrigerated containers primarily due to technological obsolescence associated with this equipment's refrigeration machinery.

(2)     Railcars

(a)     Pressurized  Tank  Cars

Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. LPG consumption is expected to grow over the next few years as most new electricity generation capacity is expected to be gas fired. Within any given year, consumption is particularly influenced by the severity of winter temperatures.

Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the United States (US) dollar. Population growth and dietary trends also play an indirect role.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals decreased over 2% in 2002 after a 5% decline in 2001. Even with this further decrease in industry-wide demand, the utilization of pressurized tank railcars across the Partnership was in the 85% range during the year. The desirability of the railcars in the Partnership is affected by the advancing age of this fleet and related corrosion issues on foam insulated railcars.

(b)     General-Purpose  (Nonpressurized)  Tank  Cars

General purpose tank railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for these types of commodities is closely tied to both the US and global economies, as reflected in movements in the Gross Domestic Product, personal consumption expenditures, retail sales, and currency exchange rates. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Within North America, 2002 carloadings of the commodity group that includes chemicals and petroleum products reversed previous declines and rose 4% after a fall of 5% during 2001. Utilization of the Partnership's nonpressurized tank railcars has been increasing reflecting this market condition and presently stands at about 75%.

(c)     Covered  Hopper  (Grain)  Cars

Demand for covered hopper railcars, which are specifically designed to service the grain industry, continued to experience weakness during 2002; carloadings were down 3% when compared to 2001 volumes. There has been a consistent pattern of decline IN THE NUMBER OF CARLOADINGS over the last several years.

The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The more volatile export business, which accounts for approximately 30% of total grain shipments, serves emerging and developing nations. In these countries, demand for protein-rich foods is growing more rapidly than in the US, due to higher population growth, a rapid industrialization pace, and rising disposable income.

Other factors contributing to the softness in demand for covered hopper railcars are the large number of new railcars built in the late 1990s and the more efficient utilization of covered hoppers by the railroads. As in prior years, any covered hopper railcars that were leased were done so at considerably lower rental rates.

Many of the Partnership's cars are smaller and thus less desirable than those currently being built. Because of this factor, the lack of any prospect for improvement in car demand, and the large number of idle cars throughout the industry, the Partnership has sold a number of these cars. As a result, utilization rose to 70% at the end of 2002.

(3)     Aircraft

(a)     Commercial  Aircraft

The Partnership owns 100% of one MD-82 aircraft, which is on long-term lease to a major US carrier at above market rates, and 62% of one Boeing 737-300 aircraft, which was placed on lease in late 2001. The Partnership also owns 40% of two DC-9 aircraft. This lease has been renegotiated and the resulting incoming cash flow was severely reduced.

Since the terrorist events of September 11, 2001, the commercial aviation industry has experienced significant losses that escalated with a weakened economy. This in turn has led to the bankruptcy filing of two of the largest airlines in the United States, and to an excess supply of commercial aircraft. The current state of the aircraft industry, with significant excess capacity for both new and used aircraft continues to be extremely weak, and is expected by the General Partner to remain weak.

The decrease in value of the Partnership's aircraft since September 11, 2001 will have a negative impact on the ability of the Partnership to achieve its original objectives as lower values will also result in significantly lower lease rates than the Partnership has been able to achieve for these assets in the past.

(b)     Rotables

The Partnership owns a package of aircraft components, or rotables, that are used for MD-83 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The types of rotables owned and leased by the Partnership include avionics, replacement doors, control surfaces, pumps, valves, and other comparable equipment. The market for the MD-83 spare parts continued to dwindle during 2002 due to decreased demand for the aircraft type and the increased scrapping and part-out of the aircraft type. The rotables package is due to come off-lease during the 1st quarter of 2003 and no replacement lessee has yet been identified. The General Partner expects to sell the rotables in 2003.

(4)     Marine  Vessel  -  Product  Tanker

The Partnership has an investment in a double-hull product tanker that operates in international markets carrying a variety of commodity-type cargos. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in volume on trade routes. The General Partner operates the Partnership's product tanker in the spot chartering markets, carrying mostly fuel oil and similar petroleum distillates, an approach that provides the flexibility to adapt to changes in market conditions.

The market for product tankers was weak throughout most of 2002 with lower than anticipated rates. The Partnership's product tanker, built in 1985, has continued to operate with very little idle time between charters. Rates, however, have continued to be softer throughout the year when compared to rates experienced in 2001. In the fourth quarter of 2002 and into 2003, freight rates for the Partnership's marine vessel started to increase due to an increase in oil prices caused by political instability in the Middle East.

(5)     Intermodal  Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past seven years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower wholesale freight rates on domestic containers compared to intermodal trailers. During 2002, demand for intermodal trailers was much more depressed than historic norms. Unusually low demand occurred over the first half of the year due to a rapidly slowing economy and low rail freight rates for 53-foot domestic containers. Due to the decline in demand, shipments for the year within the intermodal pool trailer market declined approximately 10% compared to the prior year. Average utilization of the entire US intermodal trailer pool fleet declined from 77% in 1999 to 75% in 2000 to 63% in 2001 and further declined to a record low of 50% in 2002.

The General Partner continued its aggressive marketing program in a bid to attract new customers for the Partnership's intermodal trailers during 2002. The largest trailer customer, Consolidated Freightways, abruptly shut down their operations and declared bankruptcy during 2002. This situation was largely offset by extensive efforts with other carriers to increase market share. Even with these efforts, average utilization of the Partnership's intermodal trailers for the year 2002 dropped 12% from 2001 to approximately 61%, still 11% above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Due to the anticipated continued weakness of the overall economy, intermodal trailer shipments are forecast to decline by 10% to 15% in 2003, compared to 2002. As such, the nationwide supply of intermodal trailers is expected to have approximately 27,000 units in surplus for 2003. The maintenance costs have increased approximately 12% from 2001 due to improper repair methods performed by the railroads' vendors and billed to owners.

The General Partner will continue to seek to expand its customer base and undertake significant efforts to reduce cartage and maintenance costs, such as minimizing trailer downtime at repair shops and terminals.

(E)     Government  Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, governmental, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

(1) in 2004, new maritime and port security laws that have already been passed by US Congress and International Maritime Organizations are scheduled to be implemented. The United States Coast Guard is currently holding hearings with international shipping industry representatives to discuss the implementation of the new code and regulations, which are to apply to all shipping, ports and terminals both in the US and abroad. The new regulations are aimed at improving security aboard marine vessels. These regulations may require additional security equipment being added to marine vessels as well as additional training being provided to the crew. The final code, which is expected to have a significant impact on the industry, will apply to all ships over 500 dead weight tons that include those owned by the Partnership. The requirements of these new regulations have to be met by July 2004. The deadline for compliance by ports is planned to be 2005. As the methodology of how these regulations will be applied is still being determined, the General Partner is unable to determine the impact on the Partnership at this time;

(2) the Montreal Protocol on Substances that Deplete the Ozone Layer and the US Clean Air Act Amendments of 1990, which call for the control and eventual replacement of substances that have been found to cause or contribute significantly to harmful effects to the stratospheric ozone layer and which are used extensively as refrigerants in refrigerated marine cargo containers; and

(3) the US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials which apply particularly to the Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 282 jacketed tank railcars and 179 non-jacketed tank railcars. As of December 31, 2002, 42 jacketed tank railcars and 13 non-jacketed tank railcars of the fleet will need to be re-qualified in 2003 or 2004.

During the fourth quarter of 2002, the Partnership reduced the net book value of 84 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.7 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repairing the railcars was determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease.

As of December 31, 2002, the Partnership is in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM  2.     PROPERTIES
             ----------

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 2002, the Partnership owned a portfolio of transportation and related equipment and investments in equipment owned by unconsolidated special-purpose entities (USPEs) as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $166.1 million through the third quarter of 1993, with proceeds from the debt financing of $30.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 235 3rd Street South, Suite 200, St. Petersburg, FL 33701.

ITEM  3.     LEGAL  PROCEEDINGS
             ------------------

The Partnership, together with affiliates, initiated litigation in various official forums in the United States and India against two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. In response to the Partnership's collection efforts, the airline lessees filed counter-claims against the Partnership one of which was in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

During 2001, an arbitration hearing was held between one Indian lessee and the Partnership and the arbitration panel issued an award to the Partnership. The Partnership initiated proceedings in India to collect on the arbitration award and has recently been approached again by the lessee to discuss a negotiated settlement of the Partnership's collection action. The General Partner did not accrue the arbitration award in the December 31, 2002 financial statements because the likelihood of collection of the award is remote. The General Partner will continue to try to collect the full amount of the settlement.

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

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
             -----------------------------------------------------------

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2002.

                                     PART II

ITEM  5.     MARKET  FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS
             -------------------------------------------------------------------

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner's capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2002, there were 7,459 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are viewed as being inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a United States citizen or if the transfer would cause any portion of the units of a "Qualified Plan" as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

ITEM  6.     SELECTED  FINANCIAL  DATA
             -------------------------

Table  2,  below,  lists  selected  financial  data  for  the  Partnership:

                                     TABLE 2
                                     -------

                        For the Years Ended December 31,
         (In thousands of dollars, except weighted-average unit amounts)


                                            2002       2001       2000       1999      1998
                                         ----------------------------------------------------
Operating results:
  Total revenues . . . . . . . . . . . .  $  9,882   $ 13,409   $ 19,926   $50,209   $ 35,140
  Gain on disposition of equipment . . .       203      1,077      2,192    26,177      6,258
  Loss on disposition of equipment . . .        --         --         45       226          5
  Loss on impairment of equipment. . . .       769         --        374     3,567      4,276
  Equity in net income (loss) of uncon-
    solidated special-purpose entities .      (921)      (935)    (1,904)   (1,003)     6,465
  Net income (loss). . . . . . . . . . .    (1,096)        13        412     5,996      1,445

At year-end:
  Total assets . . . . . . . . . . . . .  $ 41,184   $ 48,792   $ 64,063   $78,204   $104,270
  Notes payable. . . . . . . . . . . . .    12,750     20,000     30,000    30,000     30,000
  Total liabilities. . . . . . . . . . .    14,608     21,294     32,441    33,183     38,022

Cash distribution. . . . . . . . . . . .  $     --   $  1,372   $ 13,794   $13,806   $ 15,226

Cash distribution representing
  a return of capital to the limited
  partners . . . . . . . . . . . . . . .  $     --   $  1,286   $ 13,104   $ 7,810   $ 13,781

Per weighted-average
  limited partnership unit:

Net income (loss). . . . . . . . . . . .  $(0.14)1   $(0.01)1   $(0.03)1   $  0.65 1 $ 0.08 1

Cash distribution. . . . . . . . . . . .  $     --   $   0.16   $   1.60   $  1.60   $   1.76

Cash distribution representing
  a return of capital. . . . . . . . . .  $     --   $   0.16   $   1.60   $  0.95   $   1.68













1 After an increase of loss necessary to cause the General Partner's capital account to equal zero of $0.1 million ($0.01 per weighted-average limited partnership (LP) unit) in 2002, $0.1 million ($0.01 per weighted-average LP unit) in 2001 and $0.7 million ($0.08 per weighted-average LP unit) in 2000, and after reduction of income necessary to cause the General Partner's capital account to equal zero of $0.4 million ($0.04 per weighted-average LP unit) in 1999, and $0.7 million ($0.08 per weighted-average LP unit) in 1998 (see Note 1 to the financial statements).

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

(B)     Results  of  Operations  -  Factors  Affecting  Performance

(1)     Re-leasing  Activity  and  Repricing  Exposure  to  Current  Economic
Conditions

The exposure of the Partnership's equipment portfolio to repricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of contribution to the Partnership. The Partnership experienced re-leasing or repricing activity in 2002 for its railcar, trailer, marine vessel, and marine container portfolios.

     (a) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of weakness and this has led to lower utilization and lower contribution to the Partnership as existing leases expire and renewal leases are negotiated.

     (b) Trailers: The Partnership's trailer portfolio operates on per diem leases with short-line railroad systems. The relatively short duration of these leases in these operations exposes the trailers to considerable re-leasing and repricing activity.

     (c) Marine vessel: The Partnership's investment in an entity owning a marine vessel operated in the short-term leasing market. As a result of this, the Partnership's partially owned marine vessel was remarketed during 2002 exposing it to re-leasing and repricing risk.

     (d) Marine containers: Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to repricing activity. Starting in 2002 and continuing through 2006, a significant number of the Partnership's marine containers currently on a fixed rate lease will be switching to a lease based on utilization. PLM Financial Services, Inc. (FSI or the General Partner) anticipates that this will result in a significant decrease in lease revenue.

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

During 2002, the Partnership disposed of owned equipment that included marine containers and railcars for total proceeds of $0.5 million.

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

Two former Indian lessees are having financial difficulties. The General Partner initiated litigation in various official forums in the United States and India against the defaulting Indian airline lessees to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The total amount of $2.2 million due from these lessees had been reserved for as a bad debt in 1997 and was written off as it was determined to be uncollectible based on the financial status of the lessees. The Partnership has repossessed its property previously leased to these airlines (see Note 10 to the financial statements).

(4)     Reinvestment  Risk

Reinvestment risk occurs when the Partnership cannot generate sufficient surplus cash after fulfillment of operating obligations to reinvest in additional equipment during the reinvestment phase of the Partnership, equipment is disposed of for less than threshold amounts, proceeds from dispositions, or surplus cash available for reinvestment cannot be reinvested at the threshold lease rates, or proceeds from sales or surplus cash available for reinvestment cannot be deployed in a timely manner.

The Partnership intends to increase its equipment portfolio by investing surplus cash in additional equipment, after fulfilling operating requirements, until December 31, 2004.

Other non-operating funds for reinvestment are generated from the sale of equipment prior to the Partnership's planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of while it was subject to lease agreements, or from the exercise of purchase options in certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

(5)     Equipment  Valuation

In accordance with the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the General Partner reviewed the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment was less than the carrying value of the equipment, an impairment loss was recorded.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), which replaces SFAS No. 121. In accordance with SFAS No. 144, the Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Partnership applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

The estimate of the fair value for the Partnership's owned and partially equipment is based on the opinion of the Partnership's equipment managers using data, reasoning, and analysis of prevailing market conditions of similar equipment, from recent purchases, independent third party valuations and discounted cash flows. The events of September 11, 2001, along with the change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

The Partnership has recorded write-downs of certain owned aircraft and certain partially owned aircraft, representing impairment to the carrying value. During 2000, the downturn in the United States economy indicated to the General Partner that an impairment may exist with certain of the equipment owned or partially owned by the Partnership. Based on the equipment fair value determined by unaffiliated Partnership equipment managers, a $0.4 million reduction to the carrying value of owned aircraft equipment was required. During 2001, a USPE owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this write-down, which is included in equity in net income (loss) of the USPE in the Partnership's 2001 statement of operations, was $1.6 million. During 2002, the bankruptcy of a major US airline and subsequent increase in off-lease aircraft indicated to the General Partner that an impairment to the aircraft portfolio may exist. The General Partner determined the fair value of the aircraft and aircraft rotables based on the valuation given by its unaffiliated aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, estimated sales proceeds and holding costs excluding interest. This resulted in an impairment loss of $36,000 to the aircraft rotables owned by the Partnership. In addition, during 2002, the Partnership reduced the net book value of 84 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.7 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repairing the railcars was determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease. No impairments to owned equipment were required in 2001 or partially owned equipment in 2002 and 2000.

(C)     Financial  Condition  -  Capital  Resources  and  Liquidity

The General Partner purchased the Partnership's initial equipment portfolio with capital raised from its initial equity offering of $166.1 million and permanent debt financing of $30.0 million. No further capital contributions from the limited partners are permitted under the terms of the Partnership's limited partnership agreement.

The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions, and increase the Partnership's equipment portfolio with any remaining available surplus cash.

For the year ended December 31, 2002, the Partnership generated $5.4 million in operating cash to meet its operating obligations, pay debt and interest payments and maintain working capital reserves.

During 2002, the Partnership disposed of owned equipment for aggregate proceeds of $0.4 million and $0.1 million in account receivable.

Accounts receivable decreased $0.5 million during 2002. A decrease of $0.2 million was due to the timing of cash receipts and a $0.3 million decrease was due to lower balances due from certain lessees caused by lower utilization of certain equipment.

Investments in USPEs decreased $2.6 million during 2002 due to cash distributions of $1.7 million from the USPEs to the Partnership and a $0.9 million loss that was recorded by the Partnership for its equity interests in the USPEs.

Prepaid expenses increased $0.2 million during 2002 due to the payment of insurance and certain administrative expenses during 2002 that relate to 2003.

Accounts payable increased $0.1 million during the year ended 2002 due to the timing of cash payments.

Due to affiliates increased $0.4 million during 2002 due to additional engine reserves due to a USPE.

During January 2002, the Partnership prepaid the $20.0 million senior note payable outstanding on December 31, 2001 and a prepayment penalty of $1.0 million to prepay the note. Concurrent with this payment, the Partnership borrowed $15.0 million under the new $30.0 million term loan facility. The General Partner anticipates that the Partnership will borrow the additional $15.0 million available under this facility in 2003.

The Partnership made its scheduled principal payments totaling $2.3 million under the new notes payable during 2002 and made another payment of $0.8 million during January 2003. The Partnership is scheduled to make a quarterly debt payment of $0.8 million plus interest to the lenders of the notes payable at the beginning of each quarter. The remaining balance of the notes of $12.8 million will be repaid with principal payments totaling $3.0 million in 2003, 2004, 2005, and 2006 and a final principal payment of $0.8 million in January 2007. The cash for each payment will come from operations and equipment dispositions.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and Acquisub LLC, a wholly owned subsidiary of PLM International, Inc. (PLMI), the parent company of FSI. In July 2002, PLMI reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date to June 30, 2003. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of March 26, 2003, the Partnership had no borrowings outstanding under this facility and there were no other borrowings outstanding under this facility by any other eligible borrower.

In October 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) partnerships or managed programs in which FSI provides management services but does not hold an ownership interest (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining approximately 30% will either be purchased by other third parties to be managed by PLMI or by the Program Affiliates. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of December 31, 2002, FSI committed one Program Affiliate, other than the Partnership, to purchase $11.3 million in railcars that were purchased by TEC in 2002 or will be purchased in 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitment and contingencies as of December 31, 2002 are as follows (in thousands of dollars):


                                        Less than     1-3      4-5   After 5
Current Obligations              Total   1 Year     Years     Years   Years
-------------------------------  -----  --------  ---------  -------  ------
Commitment to purchase railcars $14,699  $ 6,257  $  8,442  $    --  $   --
Notes payable                    12,750    3,000     6,000    3,750      --
Line of credit                       --       --        --       --      --
                                -------  -------  --------  -------  ------
                                $27,449  $ 9,257  $ 14,442  $ 3,750  $   --



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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership's primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner's expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever circumstances indicate that an impairment may exist, the General Partner reviews the carrying value of its equipment and investments in USPEs to determine if the carrying value of the assets may not be recoverable, in consideration of the current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

Contingencies and litigation: The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

(E)     Recent  Accounting  Pronouncements

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Partnership implemented SFAS No. 142 on January 1, 2002. SFAS No. 142 had no impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No.
145). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 as of January 1, 2002. SFAS No. 145 had no impact on the Partnership's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value. SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities' financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

(F)     Results  of  Operations  -  Year-to-Year  Detailed  Comparison

(1) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2002 and 2001

(a)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2002, compared to 2001. Gains or losses from the sale of equipment, interest and other income, and certain expenses such as depreciation and amortization and general and administrative expenses relating to the operating segments (see Note 5 of the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                                For the Years
                              Ended December 31,
                             2002          2001
                            -------------------
Marine containers . . .    $   3,750   $  4,587
Railcars. . . . . . . .        2,386      2,642
Aircraft and components        1,616      1,842
Trailers. . . . . . . .          248        383
Marine vessel . . . . .          (1)        179


Marine containers: Marine container lease revenues and direct expenses were $3.8 million and $39,000, respectively, for the year ended December 31, 2002, compared to $4.6 million and $0.1 million, respectively, during the same period of 2001. The decrease in lease revenues of $0.9 million during 2002 was due to a decrease of $0.4 million caused by certain marine containers switching from a fixed lease rate to utilization based rate resulting in lower lease revenues and a decrease of $0.5 million caused by a lower lease rate earned on the remaining fleet under utilization leases compared to the same period of 2001.

Railcars: Railcar lease revenues and direct expenses were $3.3 million and $0.9 million, respectively, for the year ended December 31, 2002, compared to $3.8 million and $1.1 million, respectively, during the same period of 2001. A decrease in railcar lease revenues of $0.5 million was primarily due to lower re-lease rates earned on new leases as old leases expired during 2002. A decrease in railcar direct expenses of $0.2 million was due to a decrease in the repairs and maintenance of railcars in the year ended December 31, 2002 compared to the same period in 2001.

Aircraft and components: Aircraft and component lease revenues and direct expenses were $1.6 million and $22,000, respectively, for the year ended
December 31, 2002, compared to $1.8 million and $19,000, respectively, during the same period of 2001. Lease revenues decreased $0.2 million during 2002 due to the reduction in the lease rate on an MD-82 aircraft as part of a new lease agreement in 2001.

Trailers: Trailer lease revenues and direct expenses were $0.8 million and $0.5 million, respectively, for the year ended December 31, 2002, compared to $0.9 million and $0.5 million, respectively, during the same period of 2001. Trailer contribution decreased $0.1 million during 2002 due to lower lease revenues of $0.1 million and higher repair costs of $49,000.

Marine  vessel:     Marine vessel contribution decreased $0.2 million during the year ended December 31, 2002 due to the sale of the Partnership's wholly-owned marine vessel during 2001.

(b)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $8.6 million for the year ended December 31, 2002 decreased from $10.3 million for the same period in 2001. Significant variances are explained as follows:

     (i) A $2.3 million decrease in depreciation and amortization expenses from 2001 levels reflects the decrease of approximately $0.9 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $1.3 million resulting from certain assets being fully depreciated during 2001, and a decrease of $0.1 million due to the sale of certain equipment during 2002 and 2001;

     (ii) A $1.0 million decrease in interest expense resulted from a decrease of $0.8 million caused by lower average borrowings outstanding in the year ended December 31, 2002 compared to the same period of 2001 and a $0.2 million decrease due to a lower interest rate charged during 2002 compared to 2001;

     (iii) A $0.1 million decrease in management fees was due to lower lease revenues earned by the Partnership during the year ended December 31, 2002 compared to the same period of 2001. The management fee rate paid by the Partnership will be reduced by 25% for the period January 1, 2003 through June 30, 2005;

     (iv) A $0.1 million increase in the provision for bad debts was due to the General Partners evaluation of the collectability of receivables due from certain lessees.

     (v) A $0.8 million increase in general and administrative expenses during the year ended December 31, 2002 was due to a $1.0 million debt prepayment penalty in the year ended December 31, 2002 related to the Partnership's note payable that was not required during 2001, offset, in part, by a decrease of $0.2 million due to lower professional service costs; and

     (vi) Impairment loss increased $0.8 million during 2002 and resulted from the Partnership reducing the carrying value of 84 tank railcars and one aircraft to their estimated fair value. No impairment of equipment was required during 2001.

(c)     Interest  and  Other  Income

Interest and other income decreased $0.5 million during 2002. A decrease of $0.3 million was due to lower average cash balances compared to 2001, a decrease of $0.1 million was due to a decrease in the interest rate earned on cash balances, and a decrease of $0.1 million was due to an insurance settlement in 2001. A similar settlement was not received in 2002.

(d)     Gain  on  Disposition  of  Owned  Equipment

The gain on the disposition of owned equipment for the year ended December 31, 2002 totaled $0.2 million and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.3 million for proceeds of $0.5 million. The gain on the disposition of owned equipment for the year ended
December 31, 2001 totaled $1.1 million, and resulted from the sale of a Boeing 737-200 commercial aircraft, a marine vessel, trailers, railcars, and marine containers with an aggregate net book value of $3.0 million, for proceeds of $3.7 million. Included in the net gain on sale of the marine vessel was the unused portion of marine vessel dry-docking liability of $0.3 million.

(e)     Equity  in  Net  Loss  of  Unconsolidated  Special-Purpose  Entities

Equity in net loss of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net loss by equipment type (in thousands of dollars):

                                        For the Years
                                      Ended December 31,
                                      2002         2001
                                    ---------------------
Aircraft. . . . . . . . . . . .     $   (407)  $  (2,850)
Marine vessels. . . . . . . . .         (514)      1,915
                                    ---------  ----------
    Equity in net loss of USPEs     $   (921)  $    (935)
                                    =========  ==========


The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment dispositions, depreciation expense, impairment loss, direct expenses, and administrative expenses in the
USPEs:

Aircraft: As of December 31, 2002 and 2001, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the year ended December 31, 2002, revenues of $1.4 million were offset by depreciation expense, direct expenses and administrative expenses of $1.8 million. During the same period of 2001, revenues of $1.7 million were offset by depreciation expense, impairment loss, direct expenses and administrative expenses of $4.5 million.

Revenues earned by the trust that owns two commercial aircraft on a direct finance lease decreased $0.3 million due to the leases for the aircraft in the trust being renegotiated at a lower rate in 2001.

Depreciation expense, impairment loss, direct expenses, and administrative expenses decreased $2.7 million during the year ended December 31, 2002 compared to 2001 due to:

     (i) A $1.6 million impairment loss was recorded on the trust that owned two commercial aircraft on a direct finance lease during the year ended December 31, 2001 which resulted from the reduction of the carrying value of the trust's aircraft to its estimated net realizable value. There were no impairments to partially owned aircraft required during 2002.

     (ii) A $0.5 million decrease in repairs and maintenance was due to fewer required repairs during the year ending 2002 for the trust owning a Boeing 737-300 compared to 2001.

     (iii) A $0.4 million decrease in depreciation expense due to the use of the double declining-balance method of depreciation, which results in greater depreciation in the first years an asset is owned.

     (iv) A $0.1 million decrease in amortization expense due to deferred charges being fully amortized.

Marine vessels: As of December 31, 2002 and 2001, the Partnership owned an interest in an entity that owned a marine vessel. During the year ended December 31, 2002, lease revenues of $2.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.4 million. During the same period of 2001, lease revenues of $5.6 million and the gain of $0.7 million from the sale of the Partnership's interest in two entities that owned marine vessels were offset by depreciation expense, direct expenses, and administrative expenses of $4.4 million.

Marine vessel lease revenues decreased $2.7 million during the year ended December 31, 2002 compared to 2001. During the year ended December 31, 2002, marine vessel lease revenues decreased $1.9 million due to one marine vessel earning a lower charter rate while on charter, $0.3 million due to the marine vessel being in dry dock for three weeks, and $0.5 million due to the sale of the Partnership's interest in two entities that owned marine vessels during 2001.

Depreciation expense, direct expenses, and administrative expenses decreased $1.1 million during the year ended December 31, 2002 compared to 2001 due to the following:

     (i) A $0.2 million decrease in direct expenses due to lower operating expenses;

     (ii) A $0.2 million decrease in depreciation expense due to the use of the double declining-balance method of depreciation, which results in greater depreciation in the first years an asset is owned;

     (iii) A $0.1 million decrease in management fees due to lower lease revenues; and

     (iv) An additional $0.6 million decrease was due to the sale of the Partnership's interest in two entities that owned marine vessels during 2001.

(f)     Net  Income  (Loss)

As a result of the foregoing, the Partnership's net loss for the year ended December 31, 2002 was $1.1 million, compared to a net income of $13,000 during the same period of 2001. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2002 is not necessarily indicative of future periods.

(2) Comparison of the Partnership's Operating Results for the Years Ended December 31, 2001 and 2000

(a)     Owned  Equipment  Operations

Lease revenues less direct expenses (defined as repairs and maintenance, equipment operating, and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2001, compared to 2000. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

                               For the Years
                             Ended December 31,
                             2001          2000
                            -------------------
Marine containers . . .     $   4,587  $  4,686
Railcars. . . . . . . .         2,642     3,281
Aircraft and components         1,824     2,722
Trailers. . . . . . . .           383     1,415
Marine vessels. . . . .           179     1,276


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

Aircraft and components: Aircraft lease revenues and direct expenses were $1.8 million and $19,000, respectively, for the year ended December 31, 2001, compared to $2.8 million and $0.1 million, respectively, during 2000. Lease revenues were lower primarily due to the reduction of the lease rate on an MD-82 as part of a new lease agreement.

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

(b)     Indirect  Expenses  Related  to  Owned  Equipment  Operations

Total indirect expenses of $10.3 million for the year ended December 31, 2001 decreased from $13.5 million for the same period in 2000. Significant variances are explained as follows:

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

(ii) A $0.4 million impairment loss on equipment during the year ended December 31, 2000 resulted from the reduction of the carrying value of a Boeing 737-200 commercial aircraft to its estimated net realizable value. There was no impairment  of  wholly  owned  equipment  required  during  2001.

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

(c)     Gain  on  Disposition  of  Owned  Equipment,  Net

The gain on the disposition of owned equipment for the year ended December 31, 2001 totaled $1.1 million, and resulted from the sale of a Boeing 737-200 commercial aircraft, a marine vessel, trailers, railcars, and marine containers with an aggregate net book value of $3.0 million, for proceeds of $3.7 million. Included in the gain on sale of the marine vessel was the unused portion of marine vessel dry-docking liability of $0.3 million. The net gain on the disposition of owned equipment for the year ended December 31, 2000 totaled $2.1 million, and resulted from the sale of marine vessels, marine containers, trailers, and railcars with an aggregate net book value of $7.3 million, for proceeds of $9.1 million and unused dry-docking reserves on sold marine vessels of $0.3 million.

(d)     Equity  in  Net  Loss  of  Unconsolidated  Special-Purpose  Entities

Equity in net loss of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net loss by equipment type (in thousands of dollars):

                                       For the Years
                                     Ended December 31,
                                     2001         2000
                                    -------------------
Marine vessels. . . . . . . . .     $   1,915  $  (548)
Aircraft. . . . . . . . . . . .       (2,850)   (1,485)
Other . . . . . . . . . . . . .            --       129
                                    ---------  --------
    Equity in net loss of USPEs     $   (935)  $(1,904)
                                    =========  ========


The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, gain on equipment dispositions, depreciation expense, direct expenses, and administrative expenses in the USPEs:

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

Depreciation expense, direct expenses, and administrative expenses increased $1.5 million during the year ended December 31, 2001 compared to 2000 due to:

     (i) A $1.6 million impairment loss was recorded on the trust that owned two commercial aircraft on a direct finance lease during the year ended December 31, 2001 which resulted from the reduction of the carrying value of the trust's aircraft to its estimated net realizable value. There were no impairments to partially owned aircraft required during 2000.

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

(G)     Geographic  Information

Certain of the Partnership's equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's owned equipment on lease to US - domiciled lessees consists of aircraft, trailers and railcars. During 2002, US lease revenues accounted for 32% of the total lease revenues of wholly and jointly owned equipment while this region reported net income of $0.9 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars. During 2002, Canadian lease revenues accounted for 7% of the total lease revenues of wholly and jointly owned equipment, while this region reported net income of $0.3 million.

The Partnership's owned equipment that was on lease to lessees domiciled in Europe consists of a portfolio of aircraft rotables. Lease revenues in this region accounted for 3% of the total lease revenues of wholly and jointly owned equipment, while this region reported net income of $0.1 million.

The Partnership's investment in equipment owned by a USPE on lease to a lessee domiciled in South America consists of an aircraft. South American lease revenues accounted for 9% of the total lease revenues of wholly and jointly owned equipment while this region reported net loss of $0.5 million. The primary reasons for this loss were due to the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned.

The Partnership's ownership share in equipment owned by a USPE on lease to a Mexican-domiciled lessee consisted of two aircraft on a direct finance lease. No operating lease revenues were reported in this region while this region reported net income of $0.1 million.

The Partnership's owned equipment and investments in equipment owned by USPEs on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2002, lease revenues from these operations accounted for 49% of the total lease revenues of wholly and jointly owned equipment, while reporting net income from these operations of $0.8 million.

(H)     Inflation

Inflation had no significant impact on the Partnership's operations during 2002, 2001, or 2000.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay principal and interest on debt and acquire additional equipment until December 31, 2004. Additionally, in 2003 the Partnership intends to borrow the additional $15.0 million available under the Partnership term loan. The proceeds from this loan will be used to purchase additional equipment.

Due to a weak economy, and specifically weakness in the transportation industry, the General Partner has not purchased additional equipment for the Partnership since 2000. The General Partner believes prices on certain transportation assets, particularly rail equipment, have reached attractive levels and is actively looking to make investments in 2003. The General Partner believes that transportation assets purchased in today's economic environment may appreciate when the economy returns to historical growth rates. Accordingly, the General Partner believes that most of the cash currently held by the Partnership as well as cash that will be provided by additional borrowings under the Partnership's senior debt facility will be used to purchase equipment over the next 18 months.

Factors affecting the Partnership's contribution during the year 2003 and beyond include:

(i) The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. In addition, during 2003, a significant number of the Partnership's marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues;

(ii) Railcar freight loadings in the United States and Canada decreased 1% and 3%, respectively, through most of 2002. There has been, however, a recent increase for some of the commodities that drive demand for those types of railcars owned by the Partnership. It will be some time, however, before this translates into new leasing demand by shippers since most shippers have idle railcars in their fleets;

(iii) Marine vessel freight rates are dependent upon the overall condition of the international economy. Freight rates earned by the Partnership's partially owned marine vessels began to decrease during the latter half of 2001 and through most of 2002. In the fourth quarter of 2002 and into 2003, freight rates for the Partnership's marine vessel, which primarily carries petroleum products, started to increase due to an increase in oil prices caused by political instability in the Middle East;

(iv) The airline industry began to see lower passenger travel during 2001. The events of September 11, 2001, along with a recession in the United States have continued to adversely affect the market demand for both new and used commercial aircraft and to significantly weaken the financial position of most major domestic airlines. As a result of this, the Partnership has had to renegotiate leases on its owned aircraft and partially owned aircraft on a direct finance lease during 2001 that resulted in a decrease in revenues during 2002. In addition, these events have had a negative impact on the fair value of the Partnership's owned and partially owned aircraft. A reduction in the carrying value of $37,000 was required during 2002 to the Partnership's aircraft rotable portfolio. The General Partner does not expect aircraft and aircraft rotables to return to their September 11, 2001 values due to a significant oversupply of commercial aircraft available and that this oversupply will continue for some time;

(v) Utilization of intermodal trailers owned by the Partnership decreased 12% in 2002 compared to 2001. This decline was similar to the decline in industry-wide utilization. As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects continued declines in utilization over the next few years. Additionally, one of the major shippers that leased the Partnership's trailers has entered bankruptcy. While the Partnership did not have any outstanding receivables from the company, its bankruptcy may cause a further decline in performance of the trailer fleet in the future;

(vi) The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft insurance have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership's equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim; and

(vii) The management fee rate paid by the Partnership will be reduced by 25% for the period starting January 1, 2003 and ending June 30, 2005.

Several other factors may affect the Partnership's operating performance in the year 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)     Repricing  and  Reinvestment  Risk

Certain portions of the Partnership's aircraft rotables, railcar, marine container, marine vessel, and trailer portfolios will be remarketed in 2003 as existing leases expire, exposing the Partnership to considerable repricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

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

The US Department of Transportation's Hazardous Materials Regulations regulates the classification and packaging requirements of hazardous materials and apply particularly to Partnership's tank railcars. The Federal Railroad Administration has mandated that effective July 1, 2000 all tank railcars must be re-qualified every ten years from the last test date stenciled on each railcar to insure tank shell integrity. Tank shell thickness, weld seams, and weld attachments must be inspected and repaired if necessary to re-qualify the tank railcar for service. The average cost of this inspection is $3,600 for jacketed tank railcars and $1,800 for non-jacketed tank railcars, not including any necessary repairs. This inspection is to be performed at the next scheduled tank test and every ten years thereafter. The Partnership currently owns 282 jacketed tank railcars and 179 non-jacketed tank railcars. As of December 31, 2002, 42 jacketed tank railcars and 13 non-jacketed tank railcars of the fleet will need to be re-qualified in 2003 or 2004.

During the fourth quarter of 2002, the Partnership reduced the net book value of 84 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.7 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repairing the railcars was determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease.

Ongoing changes in the regulatory environment, both in the United States and internationally, cannot be predicted with accuracy, and preclude the General Partner from determining the impact of such changes on Partnership operations, purchases, or sale of equipment.

(K)     Distribution  Levels  and  Additional  Capital  Resources

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

ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK
              ----------------------------------------------------------------

The Partnership's primary market risk exposure is that of interest rate and currency devaluation risk.

The Partnership's senior secured note is a variable rate debt. The Partnership estimates a 1% increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.1 million in 2003 and $0.2 million thereafter. The Partnership estimates a 2% increase or decrease in the Partnership's variable rate debt would result in an increase or decrease, respectively, in interest expense of $0.2 million in 2003 and $0.3 million thereafter.

During 2002, 68% of the Partnership's total lease revenues from wholly and jointly owned equipment came from non-United States domiciled lessees. Most of the Partnership's leases require payment in US currency. If these lessees' currency devalues against the US dollar, the lessees could potentially encounter difficulty in making the US dollar denominated lease payments.

ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA
             -----------------------------------------------

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 15(a) of this Annual Report on Form 10-K.

ITEM  9.     CHANGES  IN  AND  DISAGREEMENTS  WITH ACCOUNTANTS ON ACCOUNTING AND
             -------------------------------------------------------------------
FINANCIAL  DISCLOSURE
    -----------------

(A)     Disagreements  with  Accountants on Accounting and Financial Disclosures

None

(B)     Changes  in  Accountants

In September 2001, the General Partner announced that the Partnership had engaged Deloitte & Touche LLP as the Partnership's auditors and had dismissed KPMG LLP. KPMG LLP issued an unqualified opinion on the 2000 financial statement. During 2000 and the subsequent interim period preceding such dismissal, there were no disagreements with KPMG LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM  10.     DIRECTORS  AND  EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.
              ------------------------------------------------------------------

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:


Name             Age  Position
==============================================================================

Gary D. Engle .  53   Director, PLM Financial Services, Inc., PLM Investment
                      Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne   42   Director, Secretary and President, PLM Financial
                      Services, Inc. and PLM Investment Management, Inc.,
                      Director and Secretary, PLM Transportation Equipment Corp.

Richard K Brock  40   Director and Chief Financial Officer, PLM Financial
                      Services, Inc., PLM Investment Management, Inc. and
                      PLM Transportation Equipment Corp.


Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI Holdings, LLC (MILPI). Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. ("Semele"), a publicly traded company. Mr. Engle is President and Chief Executive Officer of Equis Financial Group ("EFG"), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

James A. Coyne was appointed President of PLM Financial Services, Inc. in August 2002. He was appointed a Director and Secretary of PLM Financial Services, Inc. in April 2001. He was appointed a director of PLM International, Inc. in
February 2001. He is a director, Vice President and Secretary of MILPI. Mr. Coyne has been a director, President and Chief Operating Officer of Semele since 1997. Mr. Coyne is Executive Vice President of Equis Corporation, the general partner of EFG. Mr. Coyne joined EFG in 1989, remained until 1993, and rejoined in November 1994.

Richard K Brock was appointed a Director and Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

ITEM  11.     EXECUTIVE  COMPENSATION
              -----------------------

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2002.

ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT
              ------------------------------------------------------------------

(A)     Security  Ownership  of  Certain  Beneficial  Owners

          The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), and distributions. As of December 31, 2002, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

     (B)     Security  Ownership  of  Management

          Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 2002.

ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

     (A)     Transactions  with  Management  and  Others

During 2002, the Partnership paid or accrued the following fees to FSI or its affiliates: management fees, $0.5 million; and administrative and data processing services performed on behalf of the Partnership, $0.2 million.

During 2002, the Partnership's proportional share of ownership in USPEs paid or accrued the following fees to FSI or its affiliates (based on the Partnership's proportional share of ownership): management fees, $0.2 million; and administrative and data processing services, $0.1 million.

The balance due to affiliates as of December 31, 2002 includes $0.1 million due to FSI and its affiliates for management fees and $1.3 million due to a USPE.

ITEM  14.     CONTROLS  AND  PROCEDURES
              -------------------------

Based on their evaluation as of a date within 90 days of the filing of this Form 10-K, the Partnership's principal Executive Officer and Chief Financial Officer have concluded that the Partnership's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Partnership files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.


                                     PART IV

ITEM  15.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
              ------------------------------------------------------------------

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

     4.1 Second Amendment to the Amended and Restated Limited Partnership Agreement dated August 24, 2001, incorporated by reference to the Partnership's Form 10-K dated December 31, 2001 filed with the Securities and Exchange Commission on March 26, 2002.

     10.1 Management Agreement between Partnership and PLM Investment Management, Inc. incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-40093) which became effective with the Securities and Exchange Commission on December 23, 1991.

     10.2 Note Agreement, dated as of December 21, 2001, regarding $30.0 million term loan notes due December 21, 2006, incorporated by reference to the Partnership's Form 10-K dated December 31, 2001 filed with the Securities and Exchange Commission on March 26, 2002.

     10.3 Warehousing Credit Agreement dated as of April 13, 2001, incorporated by reference to the Partnership's Form 10-Q dated March 31, 2001 filed with the Securities and Exchange Commission on May 9, 2001.

10.4 First amendment to the Warehouse Credit Agreement, dated December 21, 2001, incorporated by reference to the Partnership's Form 10-K dated December 31, 2001 filed with the Securities and Exchange Commission on March 26, 2002.

10.5 Second amendment to the Warehouse Credit Agreement, dated April 12, 2002, incorporated by reference to the Partnership's Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 7, 2002.

10.6 Third amendment to the Warehouse Credit Agreement, dated July 11, 2002, incorporated by reference to the Partnership's Form 10-Q dated June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002.

10.7 October 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc. incorporated by reference to the Partnership's Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

Financial  Statements  required  under  Regulation  S-X  Rule  3-09:

99.1     Aero  California  Trust

99.2     Lion  Partnership

99.3     Boeing  737-200  Trust  S/N  24700

99.4     Pacific  Source  Partnership

------
CONTROL  CERTIFICATION
----------------------



I,  James  A.  Coyne,  certify  that:

1. I have reviewed this annual report on Form 10-K of PLM Equipment Growth Fund VI.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  26,  2003     By:     /s/  James  A.  Coyne
                                    ---------------------
                                    James  A.  Coyne
                                    President
                                   (Principal  Executive  Officer)

CONTROL  CERTIFICATION
----------------------



I,  Richard  K  Brock,  certify  that:

1. I have reviewed this annual report on Form 10-K of PLM Equipment Growth Fund VI.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this annual report is prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  March  26,  2003     By:     /s/  Richard  K  Brock
                                    ----------------------
                                    Richard  K  Brock
                                    Chief  Financial  Officer
                                   (Principal  Financial  Officer)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers. The General Partner has signed on behalf of the Partnership by duly authorized officers.


Dated:  March  26,  2003     PLM  EQUIPMENT  GROWTH  FUND  VI
     PARTNERSHIP

     By:     PLM  Financial  Services,  Inc.
          General  Partner


     By:     /s/  James  A.  Coyne
             ---------------------
             James  A.  Coyne
             President


     By:     /s/  Richard  K  Brock
             ----------------------
             Richard  K  Brock
             Chief  Financial  Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund VI (the Partnership), that the Annual Report of the Partnership on Form 10-K for the year ended December 31, 2002, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.


Name                         Capacity     Date
----                         --------     ----




/s/  Gary  D.  Engle_________
-----------------------------
Gary  D.  Engle          Director,  FSI     March  26,  2003




/s/  James  A.  Coyne_______
----------------------------
James  A.  Coyne          Director,  FSI     March  26,  2003




/s/  Richard  K  Brock______
----------------------
Richard  K  Brock          Director,  FSI     March  26,  2003

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          INDEX TO FINANCIAL STATEMENTS

                                  (Item 15(a))


                                                             Page
                                                             ----

Independent  auditors'  reports                             33-34

Balance  sheets  as  of  December  31,  2002  and  2001        35

Statements  of  operations  for  the  years  ended
     December  31,  2002,  2001,  and  2000                    36

Statements  of  changes  in  partners'  capital  for  the
     years  ended  December  31,  2002,  2001,  and  2000      37

Statements  of  cash  flows  for  the  years  ended
     December  31,  2002,  2001,  and  2000                    38

Notes  to  financial  statements                            39-54

Independent  auditors'  reports  on  financial  statement
   schedule                                                 55-56

Schedule  II  valuation  and  qualifying  accounts             57

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  Fund  VI:


We have audited the accompanying balance sheets of PLM Equipment Growth Fund VI, a limited partnership (the "Partnership"), as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  Fund  VI:


We have audited the accompanying statements of operations, changes in partners' capital and cash flows of PLM Equipment Growth Fund V ("the Partnership") for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of PLM Equipment Growth Fund VI for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.




/s/  KPMG  LLP

SAN  FRANCISCO,  CALIFORNIA
March  12,  2001




                                PLM EQUIPMENT GROWTH FUND VI
                                  (A LIMITED PARTNERSHIP)
                                      BALANCE SHEETS
                                       DECEMBER 31,
                       (in thousands of dollars, except unit amounts)

                                                                              2002       2001
                                                                            ---------  ---------
ASSETS
Equipment held for operating leases. . . . . . . . . . . . . . . . . . . .  $ 62,686   $ 63,694
Less accumulated depreciation. . . . . . . . . . . . . . . . . . . . . . .   (44,382)   (40,487)
                                                                            ---------  ---------
  Net equipment. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18,304     23,207


Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . .     8,286      8,051
Restricted cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       410        425
Accounts receivable, less allowance for doubtful accounts of
    $425 in 2002 and $380 in 2001. . . . . . . . . . . . . . . . . . . . .       944      1,394
Investments in unconsolidated special-purpose entities . . . . . . . . . .    12,625     15,223
Lease negotiation fees to affiliate, less accumulated
    amortization of $320 in 2002 and $178 in 2001. . . . . . . . . . . . .        66         75
Debt issuance costs, less accumulated amortization
    of $48 in 2002 and $122 in 2001. . . . . . . . . . . . . . . . . . . .       276        310
Debt placement fees to affiliate, less accumulated
    amortization of $118 in 2001 . . . . . . . . . . . . . . . . . . . . .        --         30
Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . .       273         77
                                                                            ---------  ---------
      Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 41,184   $ 48,792
                                                                            =========  =========
LIABILITIES AND PARTNERS' CAPITAL

Liabilities
Accounts payable and accrued expenses. . . . . . . . . . . . . . . . . . .  $    449   $    317
Due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1,391        947
Lessee deposits and reserve for repairs. . . . . . . . . . . . . . . . . .        18         30
Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    12,750     20,000
                                                                            ---------  ---------
  Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    14,608     21,294
                                                                            ---------  ---------
Commitments and contingencies

Partners' capital
Limited partners (7,730,965 limited partnership units outstanding in 2002
      and 7,781,898 limited partnership units outstanding in 2001) . . . .    26,576     27,498
General Partner. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        --         --
                                                                            ---------  ---------
  Total partners' capital. . . . . . . . . . . . . . . . . . . . . . . . .    26,576     27,498
                                                                            ---------  ---------
      Total liabilities and partners' capital. . . . . . . . . . . . . . .  $ 41,184   $ 48,792
                                                                            =========  =========












                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,
         (In thousands of dollars, except weighted-average unit amounts)



                                                      2002      2001      2000
                                                    --------  --------  --------
REVENUES
Lease revenue. . . . . . . . . . . . . . . . . . .  $ 9,502   $11,669   $17,526
Interest and other income. . . . . . . . . . . . .      177       663       253
Gain on disposition of equipment . . . . . . . . .      203     1,077     2,192
Loss on disposition of equipment . . . . . . . . .       --        --       (45)
                                                    --------  --------  --------
  Total revenues . . . . . . . . . . . . . . . . .    9,882    13,409    19,926
                                                    --------  --------  --------
EXPENSES

Depreciation and amortization. . . . . . . . . . .    3,881     6,144     8,897
Repairs and maintenance. . . . . . . . . . . . . .    1,345     1,550     1,956
Equipment operating expenses . . . . . . . . . . .       69       494     2,034
Insurance expenses . . . . . . . . . . . . . . . .      152       119       195
Management fees to affiliate . . . . . . . . . . .      526       645       963
Interest expense . . . . . . . . . . . . . . . . .      916     1,956     2,059
General and administrative expenses to affiliates.      175       440       659
Other general and administrative expenses. . . . .    2,163     1,128     1,193
Loss on impairment of equipment. . . . . . . . . .      769        --       374
Provision for (recovery of) bad debts. . . . . . .       61       (15)     (720)
                                                    --------  --------  --------
    Total expenses . . . . . . . . . . . . . . . .   10,057    12,461    17,610
                                                    --------  --------  --------

Equity in net loss of unconsolidated
    special-purpose entities . . . . . . . . . . .     (921)     (935)   (1,904)
                                                    --------  --------  --------
      Net income (loss). . . . . . . . . . . . . .  $(1,096)  $    13   $   412
                                                    ========  ========  ========

PARTNERS' SHARE OF NET INCOME (LOSS)

Limited partners . . . . . . . . . . . . . . . . .  $(1,096)  $   (73)  $  (278)
General Partner. . . . . . . . . . . . . . . . . .       --        86       690
                                                    --------  --------  --------

Total. . . . . . . . . . . . . . . . . . . . . . .  $(1,096)  $    13   $   412
                                                    ========  ========  ========
Limited partner's net loss per
    weighted-average limited partnership unit. . .  $ (0.14)  $ (0.01)  $ (0.03)
                                                    ========  ========  ========














                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)



                                                  Limited     General
                                                  Partners    Partner     Total
                                                 ----------  ---------  ---------
  Partners' capital as of December 31, 1999 . .  $  45,021   $     --   $ 45,021

Net income (loss) . . . . . . . . . . . . . . .       (278)       690        412

Purchase of limited partnership units . . . . .        (17)        --        (17)

Cash distribution . . . . . . . . . . . . . . .    (13,104)      (690)   (13,794)
                                                 ----------  ---------  ---------
  Partners' capital as of December 31, 2000 . .     31,622         --     31,622

Net income (loss) . . . . . . . . . . . . . . .        (73)        86         13

Purchase of limited partnership units . . . . .     (2,765)        --     (2,765)

Cash distribution . . . . . . . . . . . . . . .     (1,286)       (86)    (1,372)
                                                 ----------  ---------  ---------
  Partners' capital as of December 31, 2001 . .     27,498         --     27,498

Net loss. . . . . . . . . . . . . . . . . . . .     (1,096)        --     (1,096)

Canceled purchase of limited partnership units.        174         --        174
                                                 ----------  ---------  ---------
  Partners' capital as of December 31, 2002 . .  $  26,576   $     --   $ 26,576
                                                 ==========  =========  =========

























                 See accompanying notes to financial statements.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,
                            (in thousands of dollars)

                                                                        2002       2001       2000
                                                                    ---------  ---------  ---------
OPERATING ACTIVITIES
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . .  $ (1,096)  $     13   $    412
Adjustments to reconcile net income (loss)
    to net cash provided by (used in) operating activities:
  Depreciation and amortization. . . . . . . . . . . . . . . . . .     3,881      6,144      8,897
  Amortization of debt issuance costs and debt placement fees. . .       182         30         30
  Loss on impairment of equipment. . . . . . . . . . . . . . . . .       769         --        373
  Net gain on disposition of equipment . . . . . . . . . . . . . .      (203)    (1,077)    (2,147)
  Equity in net loss from unconsolidated special-purpose entities.       921        935      1,904
  Changes in operating assets and liabilities:
    Accounts receivable, net . . . . . . . . . . . . . . . . . . .       533        588       (578)
    Prepaid expenses and other assets. . . . . . . . . . . . . . .      (196)        24        (43)
    Accounts payable and accrued expenses. . . . . . . . . . . . .       132       (814)       (49)
    Due to affiliates. . . . . . . . . . . . . . . . . . . . . . .       465        105        479
    Lessee deposits and reserve for repairs. . . . . . . . . . . .       (12)      (119)        59
                                                                    ---------  ---------  ---------
      Net cash provided by operating activities. . . . . . . . . .     5,376      5,829      9,337
                                                                    ---------  ---------  ---------

INVESTING ACTIVITIES
Payments for purchase of equipment and capitalized repairs . . . .       (10)        (2)      (955)
Investments in, and equipment purchased and placed in,
   unconsolidated special-purpose entities . . . . . . . . . . . .        --       (632)        --
Distribution from unconsolidated special-purpose entities. . . . .     1,656      3,346      2,760
Distribution from liquidation of unconsolidated special-purpose
    entities . . . . . . . . . . . . . . . . . . . . . . . . . . .        --      2,254         88
Payments of acquisition fees to affiliate. . . . . . . . . . . . .        --       (678)        --
Payments of lease negotiation fees to affiliate. . . . . . . . . .        (1)      (150)        --
Proceeds from disposition of equipment . . . . . . . . . . . . . .       382      3,711      9,138
                                                                    ---------  ---------  ---------
      Net cash provided by investing activities. . . . . . . . . .     2,027      7,849     11,031
                                                                    ---------  ---------  ---------

FINANCING ACTIVITIES
Payments of notes payable. . . . . . . . . . . . . . . . . . . . .   (22,250)   (10,000)        --
Proceeds from notes payable. . . . . . . . . . . . . . . . . . . .    15,000         --         --
Payment of debt placement fees . . . . . . . . . . . . . . . . . .      (118)      (280)        --
Decrease (increase) in restricted cash . . . . . . . . . . . . . .        15       (425)        --
Proceeds from short-term note payable. . . . . . . . . . . . . . .        --         --        600
Payments of short-term note payable. . . . . . . . . . . . . . . .        --         --       (600)
Purchase of limited partnership units. . . . . . . . . . . . . . .        --     (2,776)       (17)
Canceled purchase of limited partnership units . . . . . . . . . .       174         --         --
Refund from limited partnership units not eligible for purchase. .        11         --         --
Cash distribution paid to limited partners . . . . . . . . . . . .        --     (1,286)   (13,104)
Cash distribution paid to General Partner. . . . . . . . . . . . .        --        (86)      (690)
                                                                    ---------  ---------  ---------
      Net cash used in financing activities. . . . . . . . . . . .    (7,168)   (14,853)   (13,811)
                                                                    ---------  ---------  ---------

Net increase (decrease) in cash and cash equivalents . . . . . . .       235     (1,175)     6,557
Cash and cash equivalents at beginning of year . . . . . . . . . .     8,051      9,226      2,669
                                                                    ---------  ---------  ---------
Cash and cash equivalents at end of year . . . . . . . . . . . . .  $  8,286   $  8,051   $  9,226
                                                                    =========  =========  =========

SUPPLEMENTAL INFORMATION
Interest paid. . . . . . . . . . . . . . . . . . . . . . . . . . .  $    641   $  1,954   $  2,029
                                                                    =========  =========  =========
Noncash transfer of equipment at net book value from
  unconsolidated special-purpose entities. . . . . . . . . . . . .  $     --   $     --   $  1,878
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

     The Partnership is currently in its investment phase during which it may invest cash from operations and equipment sale proceeds into additional equipment until December 31, 2004. During that time, the General Partner may purchase additional equipment, consistent with the objectives of the Partnership. The Partnership will terminate December 31, 2011 unless terminated earlier upon the sale of all equipment or by certain other events.

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

Accounting  for  Leases
-----------------------

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned in accordance with Statement of Financial Accounting Standards (SFAS) No. 13, "Accounting for Leases" (SFAS No. 13). Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership leases equipment with lease terms that qualify for direct finance lease classification, as required by SFAS No. 13.

Depreciation  and  Amortization
-------------------------------

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method is changed to straight line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are
expected  to  extend   the  useful  lives  or  reduce  future  operating
expenses  of  equipment  are  capitalized  and

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

Depreciation  and  Amortization  (continued)
-------------------------------

amortized over the estimated remaining life of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs and debt placement fees are amortized over the term of the loan using the straight-line method that approximates the effective interest method and are included in interest expense in the accompanying statements of operations (see
Note  7).

Transportation  Equipment
-------------------------

Equipment  held  for  operating  leases  is  stated  at  cost.

In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), the General Partner reviewed the carrying values of the Partnership's equipment portfolio at least quarterly and whenever circumstances indicated that the carrying value of an asset may not be recoverable due to expected future market conditions. If the projected undiscounted cash flows and the fair value of the equipment was less than the carrying value of the equipment, an impairment loss was recorded.

In October 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144), which replaces SFAS No. 121. In accordance with SFAS No. 144, the Partnership evaluates long-lived assets for impairment whenever events or circumstances indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed its fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest. The Partnership applied the new rules on accounting for the impairment or disposal of long-lived assets beginning January 1, 2002.

The estimate of the fair value of the Partnership's owned and partially owned equipment is based on the opinion of the Partnership's equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows. The events of September 11, 2001, along with the change in general economic conditions in the United States, have continued to adversely affect the market demand for both new and used commercial aircraft and weakened the financial position of several airlines. Aircraft condition, age, passenger capacity, distance capability, fuel efficiency, and other factors influence market demand and market values for passenger jet aircraft.

The Partnership has recorded write-downs of certain owned equipment and certain partially owned aircraft, representing impairment to the carrying value. During 2000, the downturn in the United States economy indicated to the General Partner that an impairment may exist with certain of the equipment owned or partially owned by the Partnership. Based on the equipment fair value determined by unaffiliated Partnership equipment managers, a $0.4 million reduction to the carrying value of owned aircraft equipment was required. During 2001, an unconsolidated special-purpose entitiy (USPE) owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this write-down, which is included in equity in net income (loss) of the USPE in the accompanying 2001 statement of operations, was $1.6 million. During 2002, the bankruptcy of a major US airline and subsequent increase in off-lease aircraft indicated to the General Partner that an impairment to the aircraft portfolio may exist. The General Partner determined the fair value of the aircraft and aircraft rotables based on the valuation given by its unaffiliated aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, estimated sales proceeds and holding costs excluding interest. This resulted in an impairment of $36,000 to the aircraft rotables owned by the Partnership. Additionally, during the fourth quarter of 2002, the Partnership reduced the net book value of 84 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.7 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

Transportation  Equipment  (continued)
-------------------------

the railcars' internal lining. Repairing the railcars was determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease. No impairments to owned equipment were required in 2001 or partially owned equipment in 2002 and 2000.

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

Repairs  and  Maintenance
-------------------------

Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are charged against operations as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft and certain marine containers are the obligation of the lessee. To meet the maintenance requirements of aircraft airframes and engines, reserve accounts are prefunded by the lessee over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee, the Partnership may have the obligation to fund and accrue the difference. In certain instances, if an aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional gain on disposition. The aircraft reserve accounts are included in the accompanying balance sheets as lessee deposits and reserve for repairs. Marine vessel dry-docking reserve accounts are included in investments in USPEs.

Net  Loss  and  Distributions  Per  Limited  Partnership  Unit
--------------------------------------------------------------

Special allocations of income are made to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year. The limited partners' net loss is allocated among the limited partners based on the number of limited partnership units owned by each limited partner and on the number of days of the year each limited partner is in the Partnership.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

Net  Loss  and  Distributions  Per  Limited  Partnership  Unit  (continued)
--------------------------------------------------------------

For the years ended December 31, 2001 and 2000, cash distributions totaled $1.4 million and $13.8 million, respectively, or $0.16 and $1.60 per weighted-average limited partnership unit, respectively. No cash distributions were declared or paid during 2002.

Cash distributions to investors in excess of net income are considered a return of capital. Cash distributions to the limited partners of $1.3 million and $13.1 million in 2001 and 2000, respectively, were deemed to be a return of capital.

Cash distributions related to the fourth quarter 2000 of $1.5 million, were declared and paid during the first quarter of 2001. There were no cash distributions related to the fourth quarter 2001 or 2002 paid during the first quarter of 2002 or 2003.

Net  Loss  Per  Weighted-Average  Limited  Partnership  Unit
------------------------------------------------------------

Net loss per weighted-average limited partnership unit was computed by dividing net loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2002, 2001, and 2000 was 7,736,291; 8,186,114; and
8,189,891,  respectively.

Cash  and  Cash  Equivalents
----------------------------

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.

Restricted  Cash
----------------

As of December 31, 2002 and 2001, restricted cash consists of bank accounts or short-term investments that are subject to withdrawal restrictions per loan agreements and other legally binding agreements.

Comprehensive  Loss
-------------------

The Partnership's comprehensive loss is equal to net income for the years ended December 31, 2002, 2001 and 2000.

New  Accounting  Standards
--------------------------

On June 29, 2001, SFAS No. 142, "Goodwill and Other Intangible Assets" (SFAS No.
142), was approved by the FASB. SFAS No. 142 changes the accounting for goodwill and other intangible assets determined to have an indefinite useful life from an amortization method to an impairment-only approach. Amortization of applicable intangible assets will cease upon adoption of this statement. The Partnership implemented SFAS No. 142 on January 1, 2002. SFAS No. 142 had no impact on the Partnership's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB No. 13, and Technical Corrections" (SFAS No.
145). The provisions of SFAS No. 145 are effective for fiscal years beginning after May 15, 2002. As permitted by the pronouncement, the Partnership has elected early adoption of SFAS No. 145 as of January 1, 2002. SFAS No. 145 had no impact on the Partnership's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), which is based on the general principle that a liability for a cost associated with an exit or disposal activity should be recorded when it is incurred and initially measured at fair value.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

1.     Basis  of  Presentation  (continued)
       -----------------------

New  Accounting  Standards  (continued)
--------------------------

SFAS No. 146 applies to costs associated with (1) an exit activity that does not involve an entity newly acquired in a business combination, or (2) a disposal activity within the scope of SFAS No. 146. These costs include certain termination benefits, costs to terminate a contract that is not a capital lease, and other associated costs to consolidate facilities or relocate employees. Because the provisions of this statement are to be applied prospectively to exit or disposal activities initiated after December 31, 2002, the effect of adopting this statement cannot be determined.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). This interpretation requires the guarantor to recognize a liability for the fair value of the obligation at the inception of the guarantee. The provisions of FIN 45 will be applied on a prospective basis to guarantees issued after December 31, 2002.

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities' (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities' financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities' expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

Reclassifications
-----------------

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentations.

2.     Transactions  with  General  Partner  and  Affiliates
       -----------------------------------------------------

An officer of FSI contributed $100 of the Partnership's initial capital. The equipment management agreement, subject to certain reductions, requires the payment of a monthly management fee attributable to either owned equipment or interests in equipment owned by the USPEs to be paid to IMI in an amount equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, and (c) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. The Partnership management fee in 2002, 2001 and 2000 was $0.5 million, $0.6 million and $1.0 million, respectively. Partnership management fees will be reduced 25% for the period January 1, 2003 through June 30, 2005. The Partnership reimbursed FSI or its affiliates $0.2 million, $0.4 million, and $0.7 million in 2002, 2001, and 2000, respectively, for data processing and administrative expenses directly attributable to the Partnership.

The Partnership's proportional share of USPEs' management fees to affiliate was $0.2 million during 2002 and $0.3 million during 2001 and 2000, and the Partnership's proportional share of administrative and

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

2.     Transactions  with  General  Partner  and  Affiliates  (continued)
       -----------------------------------------------------

data processing expenses to affiliate were $0.1 million, $0.2 million, and $46,000 during 2002, 2001, and 2000, respectively. Both of these affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

Debt placement fees were paid to the General Partner in an amount equal to 1% of the Partnership's long-term borrowings, less any costs paid to unaffiliated parties related to obtaining the borrowing. These fees are earned only on debt used to purchase additional equipment. The Partnership did not pay a debt placement fee to any affiliate related to the refinancing of the Partnership's existing debt in 2002.

     The Partnership and the USPEs paid or accrued equipment acquisition and lease negotiation fees to FSI in the amount of $1,000 and $1.5 million during 2002 and 2001, respectively. No equipment acquisition or lease negotiation fees were paid or accrued during 2000.

TEC will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Partnership or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met.

The Partnership owned certain equipment in conjunction with affiliated programs during 2002, 2001, and 2000 (see Note 4).

The balance due to affiliates as of December 31, 2002 includes $0.1 million due to FSI and its affiliates for management fees and $1.3 million due to a USPE. The balance due to affiliates as of December 31, 2001 includes $0.1 million due to FSI and its affiliates for management fees and $0.8 million due to affiliated USPEs.

3.     Equipment
       ---------

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

Equipment Held for Operating Leases      2002       2001
                                     =========  =========
Marine containers . . . . . . . . .  $ 24,223   $ 25,045
Rail equipment. . . . . . . . . . .    17,027     17,213
Aircraft and components . . . . . .    16,224     16,224
Trailers. . . . . . . . . . . . . .     5,212      5,212
                                     ---------  ---------
                                       62,686     63,694
Less accumulated depreciation . . .   (44,382)   (40,487)
                                     ---------  ---------
    Net equipment . . . . . . . . .  $ 18,304   $ 23,207
                                     =========  =========


Revenues are earned by placing the equipment under operating leases. In most cases, lessees are invoiced for equipment leases on a monthly basis. All equipment invoiced monthly are based on a fixed rate. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools that include equipment owned by unaffiliated parties. In such instances, revenues earned by the Partnership consist of a specified percentage of the total revenues generated by leasing the pooled equipment to sublessees after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership marine containers are based on a fixed rate. Rental revenues for trailers are based on a per-diem lease in the free running railroad interchange.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by SFAS No. 121 or SFAS No. 144. The Partnership has recorded write-downs of certain owned aircraft representing impairment to the carrying value. During 2000, the starting downturn in the United States economy indicated to the General Partner that an impairment may exist with certain of the equipment owned by the Partnership. Based on the equipment fair value determined by independent third party equipment managers, a $0.4 million reduction to the carrying value of owned aircraft equipment was

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

3.     Equipment  (continued)
       ---------

required. During 2002, the bankruptcy of a major US airline and subsequent increase in off-lease aircraft indicated to the General Partner that an impairment to the aircraft portfolio may exist. The General Partner determined the fair value of the aircraft and aircraft rotables based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, estimated sales proceeds and holding costs excluding interest. This resulted in an impairment of $36,000 to the aircraft rotables owned by the Partnership. In addition, during the fourth quarter of 2002, the Partnership reduced the net book value of 84 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.7 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars' internal lining. Repairing the railcars was determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease. No impairments to owned equipment were required in 2001.

As of December 31, 2002, all owned equipment in the Partnership's portfolio was on lease except for 15 marine containers and 183 railcars with an aggregate net book value of $0.9 million. As of December 31, 2001, all owned equipment in the Partnership's portfolio was on lease except for 118 railcars with a net book value of $1.2 million.

During 2002, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.3 million for proceeds of $0.5 million. During 2001, the Partnership disposed of a Boeing 737-200 commercial aircraft, a marine vessel, marine containers, railcars, and trailers with an aggregate net book value of $3.0 million, for proceeds of $3.7 million. Included in the gain on sale of the marine vessel was the unused portion of marine vessel dry-docking liability of $0.3 million.

All owned equipment on lease is accounted for as operating leases. Future minimum rentals under noncancelable operating leases as of December 31, 2002, for owned equipment during each of the next five years are approximately $3.1 million in 2003; $2.0 million in 2004; $1.9 million in 2005; $1.6 million in 2006; $1.3 million in 2007; and $0.6 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in owned equipment lease revenues amounted to $3.2 million in 2002, $3.0 million in 2001, and $4.2 million in 2000.

4.     Investments  in  Unconsolidated  Special-Purpose  Entities
       ----------------------------------------------------------

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances.

Ownership interest is based on the Partnership's contribution towards the cost of the equipment in the USPEs. The Partnership's proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management, re-lease and acquisition and lease negotiation fees which vary among the owners of the USPEs.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership's proportional share of equity in each entity as of December 31, 2002 and 2001 (in thousands of dollars):

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

4.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------


                                           Boeing   Aero
                                          737-300 California  Lion
As of December 31, 2002                    Trust1  Trust2  Partnership3   Total
-------------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation $12,355  $    --  $    7,356
  Receivables                               1,825      420         716
  Finance lease receivable                     --    2,425          --
  Other assets                                  3      137          10
                                          -------  -------  ----------
    Total assets                          $14,183  $ 2,982  $    8,082
                                          =======  =======  ==========
Liabilities
  Accounts payable                        $    --  $     1  $      548
  Due to affiliates                             7        2          44
  Lessee deposits and reserve for repairs   1,825      420          97
                                          -------  -------  ----------
    Total liabilities                       1,832      423         689
                                          -------  -------  ----------

Equity                                     12,351    2,559       7,393
                                          -------  -------  ----------
    Total liabilities and equity          $14,183  $ 2,982  $    8,082
                                          =======  =======  ==========

Partnership's share of equity             $ 7,733  $ 1,024  $    3,868  $ 12,625
                                          =======  =======  ==========  ========




                                           Boeing   Aero
                                          737-300 California  Lion
As of December 31, 2001                    Trust1  Trust2  Partnership3   Total
-------------------------------------------------------------------------------
Assets
  Equipment less accumulated depreciation $14,768  $    --  $    8,827
  Receivables                               1,078      420         776
  Finance lease receivable                     --    3,234          --
  Other assets                                 12      225          --
                                          -------  -------  ----------
    Total assets                          $15,858  $ 3,879  $    9,603
                                          =======  =======  ==========
Liabilities
  Accounts payable                        $    70  $    --  $      111
  Due to affiliates                            20       39          51
  Lessee deposits and reserve for repairs   1,027      420         514
                                          -------  -------  ----------
    Total liabilities                       1,117      459         676
                                          -------  -------  ----------

Equity                                     14,741    3,420       8,927
                                          -------  -------  ----------
    Total liabilities and equity          $15,858  $ 3,879  $    9,603
                                          =======  =======  ==========

Partnership's share of equity             $ 9,176  $ 1,368  $    4,679  $ 15,223
                                          =======  =======  ==========  ========


The tables below set forth 100% of the revenues, gain on disposition of equipment, direct and indirect expenses, impairment loss, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership's proportional share of income (loss) in each entity for the years ended December 31, 2002, 2001, and 2000 (in thousands of dollars):


                                          Boeing   Aero
For the year ended                       737-300 California  Lion
December 31, 2002                         Trust1  Trust2  Partnership3  Other    Total
--------------------------------------------------------------------------------------
  Revenues                              $  1,860  $   496  $    5,390  $   --
  Less: Direct expenses                       37       24       4,471    (22)
            Indirect expenses              2,762      129       1,878      --
                                        --------  -------  ----------  ------
    Net income (loss)                   $  (939)  $   343  $    (959)  $   22
                                        ========  =======  ==========  ======

Partnership's share of net income (loss)$  (544)  $   137  $    (520)  $    6   $(921)
                                        ========  =======  ==========  ======   ======




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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

4.     Investments  in  Unconsolidated  Special-Purpose  Entities  (continued)
       ----------------------------------------------------------


                                   Boeing   Aero                              Pacific
For the year ended                737-300 California  Lion        Spear        Source
December 31, 2001                  Trust1  Trust2  Partnership3 Partnership4 Partnership5  Total
------------------------------------------------------------------------------------------------

Revenues                         $  1,813  $  1,336  $   9,651  $        710  $     925
Gain on disposition of equipment       --        --         --           458      2,586
Less: Direct expenses                 980        16      4,586           581        556
          Indirect expenses         3,487       149      2,503           283        448
          Impairment loss              --     4,069         --            --         --
                                 --------  --------  ---------  ------------  ---------
   Net income (loss)             $(2,654)  $(2,898)  $   2,562  $        304  $   2,507
                                 ========  ========  =========  ============  =========

Partnership's share of
   net income (loss)             $(1,691)  $(1,159)  $   1,345  $         72  $     498   $(935)
                                 ========  ========  =========  ============  =========   ======



As of December 31, 2002 and 2001, all jointly owned equipment in the Partnership's USPE portfolio was on lease.


                               Boeing     Aero                                 Pacific
For the year ended            737-300  California   Lion          Spear         Source
December 31, 2000              Trust1    Trust2  Partnership3  Partnership4  Partnership5
-----------------------------------------------------------------------------------------

Revenues . . . . . . . . . .  $  1,399  $  1,528  $     4,417  $      1,255  $     2,907
Less: Direct expenses. . . .     1,261        19        2,583         1,273        1,542
          Indirect expenses.     3,687       158        2,454           493        1,211
                              --------  --------  -----------  ------------  -----------
   Net income (loss) . . . .  $(3,549)  $  1,351  $     (620)  $      (511)  $       154
                              ========  ========  ===========  ============  ===========
Partnership's share of
   net income (loss) . . . .  $(2,142)  $    614  $     (323)  $      (256)  $        31
                              ========  ========  ===========  ============  ===========




For the year ended                   Boeing 767
December 31, 2000                    Tenancy in    Canadian     Container        Hyde
(continued)                           Common6     Trust #37   Partnership8   Partnership9    Total
--------------------------------------------------------------------------------------------------
 Revenues. . . . . . . . . . . . .  $        --   $       14  $       1,090  $          --
 Gain on disposition of equipment.           --           --             --            300
 Less:  Indirect expenses. . . . .          (56)          --            917             13
                                    ------------  ----------  -------------  -------------
   Net income (loss) . . . . . . .  $        56   $       14  $         173  $         287
                                    ============  ==========  =============  =============
Partnership's share of
   net income (loss) . . . . . . .  $        36   $        7  $          44  $          85  $(1,904)
                                    ============  ==========  =============  =============  ========


During 2001 the Partnership increased its investment in a trust owning a commercial stage III aircraft by paying FSI $0.6 million in additional acquisition and lease negotiation fees.

During 2001, the Partnership recorded a write-down of certain partially owned aircraft, representing impairment to the carrying value. During 2001, a USPE owning two Stage III commercial aircraft on a direct finance lease reduced its net investment in the finance lease receivable due to a series of lease amendments. The Partnership's proportionate share of this write-down, which is included in equity in net income (loss) of the USPE in the accompanying 2001 statement of operations, was $1.6 million. No impairments to partially owned equipment were required in 2002 or 2000.


1 The Partnership owns a 62% interest of the Boeing 737-300 Trust that owns a stage III commercial aircraft.
2 The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3 The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
4. The Partnership owned a 50% interest in the Spear Partnership that owned a container feeder vessel.
5     The  Partnership  owned  a  20% interest in the Pacific Source Partnership that  owned  a  handymax  dry  bulk  carrier.
6 The Partnership owned a 64% interest in the Boeing 767 Tenancy in Common that owned a stage III commercial aircraft.
7 The Partnership owned a 50% interest in the Canadian Air Trust #3 that owned four Boeing 737-200 commercial aircraft.
8 The Partnership owned a 25% interest in the Container Partnership that owned marine containers.
9 The Partnership owned a 29.5% interest in the Hyde Partnership that owned a mobile offshore drilling unit.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments
       -------------------

During 2001, the General Partner sold the Partnership's 20% interest in an entity that owned a handymax dry-bulk carrier marine vessel and its 50% interest in an entity that owned a container feeder marine vessel. The Partnership's interest in these entities was sold for proceeds of $2.3 million for its net investment of $1.8 million. Included in the gain on sale of these entities was the unused portion of marine vessel dry-docking liability of $0.2 million.

All jointly owned equipment on lease is accounted for as operating leases, except for two jointly owned commercial aircraft on a direct finance lease. The Partnership's proportionate share of future minimum rentals under noncancelable operating leases as of December 31, 2002, for jointly owned equipment during each of the next five years are approximately $2.1 million in 2003; $2.1 million in 2004; and $0.3 million in 2005. The Partnership's proportionate share of per diem and short-term rentals consisting of utilization rate lease payments included in jointly owned lease revenues amounted to $2.8 million in 2002, $5.5 million in 2001, and $3.5 million in 2000.

The Partnership operates primarily in five operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Partnership's operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2002, 2001 and 2000.

The following tables present a summary of the operating segments (in thousands of dollars):


                                                      Marine     Marine
                                         Aircraft   Container    Vessel     Trailer   Railcar      All
For the Year Ended December 31, 2002     Leasing     Leasing     Leasing    Leasing   Leasing    Other 1    Total
-----------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . .  $   1,638   $    3,789  $     --   $    786   $  3,289  $     --   $ 9,502
  Interest and other income. . . . . .         --           --        44         --         36        97       177
  Gain on disposition of equipment . .         --          140        --         --         63        --       203
                                        ----------  ----------  ---------  ---------  --------  ---------  --------
     Total revenues. . . . . . . . . .      1,638        3,929        44        786      3,388        97     9,882
                                        ----------  ----------  ---------  ---------  --------  ---------  --------

EXPENSES
  Operations support . . . . . . . . .         22           39         1        538        903        63     1,566
  Depreciation and amortization. . . .        190        2,448        --        291        941        11     3,881
  Interest expense . . . . . . . . . .         --           --        --         --         --       916       916
  Management fees to affiliate . . . .         68          190        --         40        228        --       526
  General and administrative expenses.        144           --         1        153        184     1,856     2,338
  Loss on impairment of equipment. . .         36           --        --         --        733        --       769
  Provision for bad debts. . . . . . .         --           --        --         16         45        --        61
                                        ----------  ----------  ---------  ---------  --------  ---------  --------
     Total expenses. . . . . . . . . .        460        2,677         2      1,038      3,034     2,846    10,057
                                        ----------  ----------  ---------  ---------  --------  ---------  --------
Equity in net loss of USPEs. . . . . .       (407)          --      (514)        --         --        --      (921)
                                        ----------  ----------  ---------  ---------  --------  ---------  --------
Net income (loss). . . . . . . . . . .  $     771   $    1,252  $   (472)  $   (252)  $    354  $ (2,749)  $(1,096)
                                        ==========  ==========  =========  =========  ========  =========  ========

Total assets as of December 31, 2002 .  $   9,489   $   12,463  $  3,868   $  1,054   $  4,999  $  9,311   $41,184
                                        ==========  ==========  =========  =========  ========  =========  ========


     Includes certain assets not identifiable to a specific segment such as cash, restricted cash, lease negotiation fees, debt placement fees, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments  (continued)
       -------------------



                                                        Marine     Marine
                                           Aircraft   Container    Vessel    Trailer    Railcar      All
For the Year Ended December 31, 2001       Leasing     Leasing    Leasing    Leasing    Leasing    Other 1    Total
-------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . .  $   1,843   $    4,649  $    515  $    872   $  3,790   $     --   $11,669
  Interest and other income. . . . . . .         40           --        73        --         10        540       663
  Gain on disposition of equipment . . .        516           57       488         8          8         --     1,077
                                          ----------  ----------  --------  ---------  ---------  ---------  --------
     Total revenues. . . . . . . . . . .      2,399        4,706     1,076       880      3,808        540    13,409
                                          ----------  ----------  --------  ---------  ---------  ---------  --------

EXPENSES
  Operations support . . . . . . . . . .         19           62       336       489      1,148        109     2,163
  Depreciation and amortization. . . . .      1,448        3,125       102       293      1,072        104     6,144
  Interest expense . . . . . . . . . . .         --           --        --        --         --      1,956     1,956
  Management fees to affiliate . . . . .         76          232        26        44        267         --       645
  General and administrative expenses. .        257            2        48       149        147        965     1,568
  Provision for (recovery of) bad debts.         46            7        --       (13)       (55)        --       (15)
                                          ----------  ----------  --------  ---------  ---------  ---------  --------
     Total expenses. . . . . . . . . . .      1,846        3,428       512       962      2,579      3,134    12,461
                                          ----------  ----------  --------  ---------  ---------  ---------  --------
Equity in net income (loss) of USPEs . .     (2,850)          --     1,915        --         --         --      (935)
                                          ----------  ----------  --------  ---------  ---------  ---------  --------
Net income (loss). . . . . . . . . . . .  $  (2,297)  $    1,278  $  2,479  $    (82)  $  1,229   $ (2,594)  $    13
                                          ==========  ==========  ========  =========  =========  =========  ========

Total assets as of December 31, 2001 . .  $  11,565   $   15,373  $  4,679  $  1,414   $  6,782   $  8,979   $48,792
                                          ==========  ==========  ========  =========  =========  =========  ========







































1 Includes certain assets not identifiable to a specific segment such as cash, certain accounts receivable, lease negotiation fees, debt placement and issuance fees, and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses.
                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

5.     Operating  Segments  (continued)
       -------------------




                                                           Marine     Marine
                                             Aircraft    Container    Vessel     Trailer    Railcar      All
For the Year Ended December 31, 2000         Leasing      Leasing     Leasing    Leasing    Leasing    Other 2    Total
-----------------------------------------------------------------------------------------------------------------------

REVENUES
  Lease revenue. . . . . . . . . . . . . .  $   2,778   $    4,706   $  3,625   $  2,130   $  4,287   $     --   $17,526
  Interest and other income. . . . . . . .         --           --         --         --         --        253       253
  Gain (loss) on disposition of equipment.         --          (45)       382      1,785         25         --     2,147
                                            ----------  -----------  ---------  ---------  ---------  ---------  --------
     Total revenues. . . . . . . . . . . .      2,778        4,661      4,007      3,915      4,312        253    19,926
                                            ----------  -----------  ---------  ---------  ---------  ---------  --------

EXPENSES
  Operations support . . . . . . . . . . .         56           20      2,349        715      1,006         39     4,185
  Depreciation and amortization. . . . . .      2,347        3,348      1,348        563      1,280         11     8,897
  Interest expense . . . . . . . . . . . .         --           --         --         --         --      2,059     2,059
  Management fees to affiliate . . . . . .        157          235        181        121        269         --       963
  General and administrative expenses. . .        337           13         65        461        116        860     1,852
  Loss on impairment of equipment. . . . .        374           --         --         --         --         --       374
  Recovery of bad debts. . . . . . . . . .       (655)          --         --         (6)       (59)        --      (720)
                                            ----------  -----------  ---------  ---------  ---------  ---------  --------
     Total expenses. . . . . . . . . . . .      2,616        3,616      3,943      1,854      2,612      2,969    17,610
                                            ----------  -----------  ---------  ---------  ---------  ---------  --------
Equity in net income (loss) of USPEs . . .     (1,485)          44       (548)        --         --         85    (1,904)
                                            ----------  -----------  ---------  ---------  ---------  ---------  --------
Net income (loss). . . . . . . . . . . . .  $  (1,323)  $    1,089   $   (484)  $  2,061   $  1,700   $ (2,631)  $   412
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

6.     Geographic  Information  (continued)
       -----------------------

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in seven geographic regions: the United States, South America, Canada, Mexico, Europe, Iceland, and India. Marine vessels and marine containers are leased or were leased to multiple lessees in different regions that operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment and investments in USPEs, grouped by domiciles of the lessees, as of and for the years ended December 31 (in thousands of dollars):


                            Owned Equipment         Investments in USPEs
                            ---------------         --------------------
Region. . . . . . .    2002      2001      2000    2002      2001      2000
---------------------------------------------------------------------------
United States . . .  $  4,351  $  4,977  $ 6,921  $    --  $    --  $    --
South America . . .        --        --       --    1,153       96       --
Canada. . . . . . .       984     1,150    1,896       --       --       --
Europe. . . . . . .       378       378      378       --       --       --
Iceland . . . . . .        --        --       --       --    1,014      865
Rest of the world .     3,789     5,164    8,331    2,830    5,535    3,763
                     --------  --------  -------  -------  -------  -------
     Lease revenues  $  9,502  $ 11,669  $17,526  $ 3,983  $ 6,645  $ 4,628
                     ========  ========  =======  =======  =======  =======


The following table sets forth net income (loss) information by region for the owned equipment and investments in USPEs for the years ended December 31 (in thousands of dollars):


                                  Owned Equipment           Investments in USPEs
                                  ---------------           --------------------
Region                       2002      2001      2000     2002      2001      2000

United States . . . . . .  $   906  $    877  $   3,481  $    --  $     --  $    --
South America . . . . . .       --        --         --     (544)     (147)      36
Canada. . . . . . . . . .      260       505        873       --        --        7
Mexico. . . . . . . . . .       --        --         --      137    (1,159)     614
Europe. . . . . . . . . .      114       122         57       --        --       --
Iceland . . . . . . . . .       --        --         --       --    (1,544)  (2,142)
India . . . . . . . . . .       --       195       (487)      --        --       --
Rest of the world . . . .    1,293     1,843      1,109     (514)    1,915     (419)
                           --------  -------  ---------  --------  --------  -------
   Regional income (loss)    2,573     3,542      5,033     (921)     (935)  (1,904)
Administrative and other.   (2,748)   (2,594)   (2,717)       --        --       --
                           --------  -------  ---------  --------  --------  -------
   Net income (loss). . .  $  (175)  $   948  $   2,316  $  (921)  $  (935) $(1,904)
                           ========  =======  =========  ========  ========  =======


The net book value of these assets as of December 31 are as follows (in thousands of dollars):


                     Owned Equipment   Investments in USPEs
                     ---------------   --------------------
Region. . . . . .    2002      2001       2002      2001
---------------------------------------------------------
United States . .  $  3,890  $  5,915  $     --  $     --
South America . .        --        --     7,733     9,176
Canada. . . . . .     1,795     1,791        --        --
Mexico. . . . . .        --        --     1,024     1,368
Europe. . . . . .       731       958        --        --
Rest of the world    11,888    14,543     3,868     4,679
                   --------  --------  --------  --------
   Net book value  $ 18,304  $ 23,207  $ 12,625  $ 15,223
                   ========  ========  ========  ========

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

7.     Debt
       ----

During January 2002, the Partnership prepaid the $20.0 million senior note payable that the Partnership entered into in August 1993 and paid a prepayment penalty, included in other general and administrative expenses, of $1.0 million to prepay the note. Concurrent with this payment, the Partnership borrowed $15.0 million under the new $30.0 million term loan facility. The Partnership entered into two loans totaling $15.0 million that bear an interest rate between 4.38% and 4.94%. The loans made in January 2002 were based on three and twelve month LIBOR and are adjusted to market rates at the end of the respective LIBOR term. All loans under this facility will be repaid with equal principal payments plus interest payments. The Partnership's wholly and jointly owned equipment is used as collateral for the term loan facility.

The Partnership paid a debt placement fee of $ 0.1 million and $0.3 million in 2002 and 2001, respectively, to the new lender of the notes payable.

The Partnership made the regularly scheduled principal payments of $2.3 million to the lender of the notes during 2002. The remaining balance of the notes of $12.8 million will be repaid with quarterly principal payments of $0.8 million totaling $3.0 million in 2003, 2004, 2005, and 2006 and $0.8 million in 2007.

The General Partner estimates that the fair value of these notes approximates book value due to the interest rate on the debt being repriced on a regular basis.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and Acquisub LLC, a wholly owned subsidiary of PLMI. In July 2002, PLMI reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility to June 30, 2003. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower's option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to the other borrowers.

As of December 31, 2002, there were no outstanding borrowings on this facility by any of the eligible borrowers.

8.     Concentrations  of  Credit  Risk
       --------------------------------

No single lessee accounted for more than 10% of the consolidated revenues for the owned equipment and jointly owned equipment during 2002, 2001, and 2000.

As of December 31, 2002 and 2001, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

9.     Income  Taxes
       -------------

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2002, the financial statement carrying amount of assets and liabilities was approximately $25.6 million lower than the federal income tax basis of such assets and liabilities, primarily due to differences in depreciation methods, equipment reserves, provisions for bad debts, lessees' prepaid deposits, and the tax treatment of underwriting commissions and syndication costs.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

10.     Commitments  and  Contingencies
        -------------------------------

Commitment  to  Purchase  Railcars
----------------------------------

TEC arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered over the next three years. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with one third of the railcars being purchased in each of 2002, 2003, and 2004. As of December 31, 2002, FSI committed one Program Affiliate, other than the Partnership, to purchase $11.3 million in railcars that were purchased by TEC in 2002 or will be purchased in 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Warehouse  Credit  Facility  and  Notes  Payable
------------------------------------------------

See  Note  7  for  discussion  of  the  Partnership's  debt  facilities.

Commitments and contingencies as of December 31, 2002 are as follows (in thousands of dollars):


                                        Less than   1-3      4-5    After 5
Current Obligations              Total   1 Year    Years    Years    Years
---------------------------------------------------------------------------
Commitment to purchase railcars $14,699  $ 6,257  $ 8,442  $    --  $   --
Notes payable                    12,750    3,000    6,000    3,750      --
Line of credit                       --       --       --       --      --
                                -------  -------  -------  -------  ------
                                $27,449  $ 9,257  $14,442  $ 3,750  $   --
                                =======  =======  =======  =======  ======


The Partnership, together with affiliates, initiated litigation in various official forums in the United States and India against two defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. In response to the Partnership's collection efforts, the airline lessees filed counter-claims against the Partnership one of which was in excess of the Partnership's claims against the airline. The General Partner believes that the airline's counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

During 2001, an arbitration hearing was held between one Indian lessee and the Partnership and the arbitration panel issued an award to the Partnership. The Partnership initiated proceedings in India to collect on the arbitration award and has recently been approached again by the lessee to discuss a negotiated settlement of the Partnership's collection action. The General Partner did not accrue the arbitration award in the December 31, 2002 financial statements because the likelihood of collection of the award is remote. The General Partner will continue to try to collect the full amount of the settlement.

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

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

11.     Quarterly  Results  of  Operations  (unaudited)
        ----------------------------------

The following is a summary of the quarterly results of operations for the year ended December 31, 2002 (in thousands of dollars, except weighted-average unit amounts):


                                                  March    June   September    December
                                                   31,      30,       30,         31,       Total
-------------------------------------------------------------------------------------------------
Operating results:
  Total revenues. . . . . . . . . . . . . . . .  $2,580   $2,546  $    2,455  $   2,301   $ 9,882
  Net income (loss) . . . . . . . . . . . . . .    (470)     212          87       (925)   (1,096)

Per weighted-average limited partnership unit:

Net income (loss) . . . . . . . . . . . . . . .  $(0.06)  $ 0.03  $     0.01  $   (0.12)  $ (0.14)



The following is a list of the major events that affected the Partnership's performance during 2002:

          (i) In the first quarter of 2002, the Partnership paid the $1.0 million debt prepayment penalty related to the Partnership's note payable;

          (ii) In the second quarter of 2002, the Partnership sold marine containers and railcars for a total gain of $0.1 million; and.

     (iii) In the fourth quarter of 2002, an impairment loss of $0.8 million was recorded.

The following is a summary of the quarterly results of operations for the year ended December 31, 2001 (in thousands of dollars, except weighted-average unit amounts):


                                                 March    June    September    December
                                                  31,      30,        30,         31,       Total
-------------------------------------------------------------------------------------------------
Operating results:
  Total revenues. . . . . . . . . . . . . . . .  $4,250  $3,555  $    2,789   $   2,815   $13,409
  Net income (loss) . . . . . . . . . . . . . .     475   1,212        (430)     (1,244)       13

Per weighted-average limited partnership unit:

Net income (loss) . . . . . . . . . . . . . . .  $ 0.05  $ 0.15  $    (0.05)  $   (0.16)  $ (0.01)


The following is a list of the major events that affected the Partnership's performance during 2001:

          (i) In the first quarter of 2001, the Partnership sold a commercial aircraft, marine containers, and a trailer for a total gain of $0.5 million;

          (ii) In the second quarter of 2001, the Partnership sold a marine vessel and marine containers for a total gain of $0.5 million and its interest in two entities owning marine vessels for a total gain of $0.7 million; and

          (iii) In the fourth quarter of 2001, the Partnership recorded a $1.6 million impairment loss on the trust that owned two commercial aircraft on a direct finance lease.

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS

12.     Subsequent  Event
        -----------------

On January 3, 2003, the Partnership made its regularly scheduled principal payment of $0.8 million and interest payment of $0.1 million to the lenders of the notes payable.

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  Fund  VI:

We have audited the financial statements of PLM Equipment Growth Fund VI, a limited partnership (the "Partnership"), as of December 31, 2002 and 2001, and for each of the two years in the period ended December 31, 2002, and have issued our report thereon dated March 7, 2003; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedules of PLM Equipment Growth Fund VI, listed in Item 15(B). These financial statement schedules are the responsibility of the Partnership's management. Our responsibility is to express an opinion based on our audits. In our opinion, such 2002 and 2001 financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.





/s/  Deloitte  &  Touche  LLP
Certified  Public  Accountants

Tampa,  Florida
March  7,  2003

INDEPENDENT  AUDITORS'  REPORT



The  Partners
PLM  Equipment  Growth  Fund  VI:


Under date of March 2, 2001, we reported on the statements of operations, changes in partners' capital, and cash flows for the year ended December 31, 2000 of PLM Equipment Growth Fund VI, as contained in the 2001 annual report to the partners. These financial statements and our report thereon are included in the annual report on Form 10-K for the year ended December 31, 2002. In connection with our audit of the aforementioned financial statements, we also audited the related financial statement schedule for the year ended December 31, 2000. This financial statement schedule is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2000.




/s/  KPMG  LLP

SAN  FRANCISCO,  CALIFORNIA
March  12,  2001

                          PLM EQUIPMENT GROWTH FUND VI
                             (A LIMITED PARTNERSHIP)
                        VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
                            (in thousands of dollars)



                                         Balance at     Additions               Balance at
                                        Beginning of    Charged to                 End of
                                           Year          Expense      Deductions    Year
----------------------------------------------------------------------------------------
Year Ended December 31, 2002:
     Allowance for doubtful accounts .  $         380  $        61   $       (16)  $ 425

Year Ended December 31, 2001:
     Allowance for doubtful accounts .  $         402  $       (15)  $        (7)  $ 380
     Marine vessel dry-docking reserve            300           11          (311)     --

Year Ended December 31, 2000:
     Allowance for doubtful accounts .  $       2,416  $        --   $    (2,014)  $ 402
     Marine vessel dry-docking reserve            633           14          (347)    300


                          PLM EQUIPMENT GROWTH FUND VI

                                INDEX OF EXHIBITS


Exhibit .                                                               Page
-------                                                                 ----

4.. . . Limited Partnership Agreement of Partnership.                     *

4.1     Second Amendment to the Amended and Restated Limited Partnership
        Agreement.                                                        *

10.1    Management Agreement between Partnership and
        PLM Investment Management, Inc.                                   *

10.2    Note Agreement, dated as of December 21, 2001, regarding $30.0
        million term loan notes due December 21, 2006.                    *

10.3    Warehousing Credit Agreement dated as of April 13, 2001.          *

10.4    First Amendment to Warehousing Credit Agreement, dated as of
        December 21, 2001.                                                *

10.5    Second amendment to the Warehouse Credit Agreement, dated
        April 12, 2002. . .                                               *

10.6    Third amendment to the Warehouse Credit Agreement, dated
        July 11, 2002.                                                    *

10.7    October 2002 purchase agreement between PLM Transportation
        Equipment Corp.                                                   *

        Financial Statements required under Regulation S-X Rule 3-09:

99.1    Aero California Trust.

99.2    Lion Partnership.

99.3    Boeing 737-200 Trust S/N 24700.

99.4    Pacific Source Partnership


* Incorporated by reference. See page 28 of this report.