Form 10QSB
period 2003-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 2003-05-12
CIK 874395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

   [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal quarter ended March 31, 2003

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

235 3 rd Street South, Suite 200
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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
	2003	2002

Assets

Equipment held for operating leases	$66,759	$62,686
Less accumulated depreciation	(45,331)	(44,382)

Net equipment	21,428	18,304

Cash and cash equivalents	4,736	8,286
Restricted cash	410	410
Accounts receivable, less allowance for doubtful accounts
of $460 in 2003 and $425 in 2002	993	944
Investments in unconsolidated special-purpose entities	12,538	12,625
Deferred charges, net of accumulated amortization of
$403 in 2003 and $368 in 2002	347	342
Prepaid expenses and other assets	286	273

Total assets	$40,738	$41,184

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$373	$449
Due to affiliates	1,473	1,391
Lessee deposits and reserve for repairs	53	18
Notes payable	12,000	12,750
Total liabilities	13,899	14,608

Commitments and contingencies

Partners’ capital:
Limited partners (7,730,965 limited partnership units in 2003
and in 2002)	26,839	26,576
General Partner	--	--

Total partners’ capital	26,839	26,576

Total liabilities and partners’ capital	$40,738	$41,184

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

For the Three Months Ended March 31,
2003	2002

Revenues

Lease revenue	$1,994	$2,547
Interest and other income	24	19
Gain on disposition of equipment	36	18
Loss on disposition of equipment	(17)	(4)
Total revenues	2,037	2,580

Expenses

Depreciation and amortization	1,025	1,030
Repairs and maintenance	298	311
Insurance expenses	64	37
Management fees to affiliate	81	141
Interest expense	154	249
General and administrative expenses to affiliates	45	56
Other general and administrative expenses	278	1,109
Loss on impairment of equipment	77	--
Provision for bad debts	36	22

Total expenses	2,058	2,955

Equity in net income (loss) of unconsolidated special-purpose entities	284	(95)

Net income (loss)	$263	$(470)

Partners’ share of net income (loss)

Limited partners	$263	$(470)
General Partner	--	--

Total	$263	$(470)

Limited partners' net income (loss) per weighted-average
limited partnership unit	$0.03	$(0.06)

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the period from December 31, 2001 to March 31, 2003
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners’ capital as of December 31, 2001	$27,498	$--	$27,498

Net loss	(1,096)	--	(1,096)

Canceled purchase of limited partnership units	174	--	174

Partners’ capital as of December 31, 2002	26,576	--	26,576

Net income	263	--	263

Partners’ capital as of March 31, 2003	$26,839	$--	$26,839

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
For the Three Months Ended March 31,
	2003	2002

Operating activities

Net income (loss)	$263	$(470)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,025	1,030
Amortization of debt placement fees	31	74
Net gain on disposition of equipment	(19)	(14)
Loss on impairment of equipment	77	--
Provision for bad debts	36	22
Equity in net (income) loss from unconsolidated special-purpose
entities	(284)	95
Changes in operating assets and liabilities:
Accounts receivable, net	(70)	72
Prepaid expenses and other assets	(13)	(25)
Accounts payable and accrued expenses	(76)	25
Due to affiliates	82	132
Lessee deposits and reserve for repairs	35	(2)
Net cash provided by operating activities	1,087	939

Investing activities

Payments for the purchase of equipment and capitalized repairs	(4,099)	--
Payment of acquisition fees to affiliate	(184)	--
Payment of lease negotiation fees to affiliate	(41)	--
Distribution from unconsolidated special-purpose entities	371	645
Proceeds from disposition of equipment	66	44

Net cash (used in) provided by investing activities	(3,887)	689

Financing activities

Payment of notes payable	(750)	(20,000)
Proceeds from notes payable	--	15,000
Refund from limited partnership units not eligible for purchase	--	11
Net cash used in financing activities	(750)	(4,989)

Net decrease in cash and cash equivalents	(3,550)	(3,361)
Cash and cash equivalents at beginning of period	8,286	8,051

Cash and cash equivalents at end of period	$4,736	$4,690

Supplemental information

Non cash cancellation of purchase of limited partnership units	$--	$174

Interest paid	$63	$63

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Opinion of Management

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner), the accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund VI (the Partnership) as of March 31, 2003 and December 31, 2002, the unaudited condensed statements of operations for the three months ended March 31, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2001 to March 31, 2003, and the unaudited condensed statements of cash flows for the three months ended March 31, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

Effective with the filing of this quarterly report, the Partnership will file all future quarterly and annual reports as an SB filer as allowed under Regulation S-B until such point that the Partnership no longer qualifies to be an SB filer.

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

3.   Reclassification

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations.

4.   Cash Distributions

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared and may include amounts in excess of net income that are considered a return of capital. No cash distributions were paid to the limited partners during the three months ended March 31, 2003 and 2002.

5.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2003 and December 31, 2002, included $0.1 million due to FSI and its affiliates for management fees and $1.4 million and $1.3 million, respectively, due to affiliated unconsolidated special-purpose entities (USPEs).

During the three months ended March 31, 2003 and 2002, the Partnership’s proportional share of ownership in USPEs paid or accrued the following fees to FSI or its affiliates: management fees, $60,000 and $58,000, respectively; and administrative and data processing services, $5,000 and $20,000, respectively.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Transactions with General Partner and Affiliates (continued)

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

During the three months ended March 31, 2003, the Partnership purchased a fleet of railcars and paid FSI $0.2 million for acquisition fees and $41,000 for lease negotiation fees. No similar fees were paid during the same period of 2002.

6.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2003	2002

Marine containers	$24,114	$24,223
Railcars	21,209	17,027
Aircraft and components	16,224	16,224
Trailers	5,212	5,212

	66,759	62,686
Less accumulated depreciation	(45,331)	(44,382)

Net equipment	$21,428	$18,304

As of March 31, 2003, all owned equipment in the Partnership’s portfolio was on lease except for 336 railcars, aircraft components and 14 marine containers with an aggregate net book value of $5.4 million. As of December 31, 2002, all owned equipment in the Partnership's portfolio was on lease except for 15 marine containers and 183 railcars with an aggregate net book value of $0.9 million.

During the three months ended March 31, 2003, the Partnership purchased a fleet of railcars for $4.3 million including acquisition fees.

During the three months ended March 31, 2003, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.1 million. During the three months ended March 31, 2002, the Partnership disposed of marine containers and a railcar, with an aggregate net book value of $31,000 for proceeds of $45,000.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". In 2003, the Partnership recorded an impairment of $0.1 million to owned aircraft components. During 2003, the Partnership marketed the aircraft components for re-lease or sale and this indicated to the General Partner that an impairment may exist. The General Partner determined the fair value of the aircraft components based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft components, estimated sales proceeds and holding costs excluding interest. No reductions were required to the carrying value of the owned equipment during the first quarter of 2002.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Investments in Unconsolidated Special-Purpose Entities

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances. Ownership interest is based on the Partnership’s contribution towards the cost of the equipment in the USPEs. The Partnership’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this difference has to do with certain fees such as management and acquisition and lease negotiation fees varying among the owners of the USPEs.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of March 31, 2003 and December 31, 2002 (in thousands of dollars):

	Boeing	Aero
	737-300	California	Lion
As of March 31, 2003	Trust 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$11,838	$--	$7,050
Receivables	1,970	420	1,382
Finance lease receivable	--	2,330	--
Other assets	--	114	7

Total assets	$13,808	$2,864	$8,439

Liabilities
Accounts payable	$1	$2	$297
Due to affiliates	7	2	56
Lessee deposits and reserve for repairs	1,970	420	155

Total liabilities	1,978	424	508

Equity	11,830	2,440	7,931

Total liabilities and equity	$13,808	$2,864	$8,439

Partnership’s share of equity	$7,418	$976	$4,144	$12,538

	Boeing	Aero
	737-300	California	Lion
As of December 31, 2002	Trust 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$12,355	$--	$7,356
Receivables	1,825	420	716
Finance lease receivable	--	2,425	--
Other assets	3	137	10

Total assets	$14,183	$2,982	$8,082

Liabilities
Accounts payable	$--	$1	$548
Due to affiliates	7	2	44
Lessee deposits and reserve for repairs	1,825	420	97

Total liabilities	1,832	423	689

Equity	12,351	2,559	7,393

Total liabilities and equity	$14,183	$2,982	$8,082

Partnership’s share of equity	$7,733	$1,024	$3,868	$12,625

1    The Partnership owns a 62% interest in the Boeing 737-300 Trust that owns a stage III commercial aircraft.
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
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Investments in Unconsolidated Special-Purpose Entities (continued)

The tables below set forth 100% of the revenues, direct and indirect expenses and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three months ended March 31, 2003 and 2002 (in thousands of dollars):

	Boeing	Aero
For the three months ended	737-300	California	Lion
March 31, 2003	Trust 1	Trust 2	Partnership 3	Total

Revenues	$465	$103	$1,861
Less: Direct expenses	5	5	850
Indirect expenses	550	30	418

Net income (loss)	$(90)	$68	$593

Partnership’s share of net income (loss)	$(48)	$27	$305	$284

	Boeing	Aero
For the three months ended	737-300	California	Lion
March 31, 2002	Trust 1	Trust 2	Partnership 3	Other	Total

Revenues	$465	$138	$1,560	$--
Less: Direct expenses	16	5	991	--
Indirect expenses	743	34	497	2

Net income (loss)	$(294)	$99	$72	$(2)

Partnership’s share of
Net income (loss)	$(172)	$40	$38	$(1)	$(95)

As of March 31, 2003 and December 31, 2001, all jointly-owned equipment in the Partnership’s USPE portfolio was on lease.

1    The Partnership owns a 62% interest in the Boeing 737-300 Trust that owns a stage III commercial aircraft.
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

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
March 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$--	$346	$669	$217	$762	$--	$1,994
Interest income and other	--	--	--	--	--	24	24
Gain (loss) on disposition of equipment	--	--	(17)	--	36	--	19

Total revenues	--	346	652	217	798	24	2,037

Expenses
Operations support	--	--	222	110	12	18	362
Depreciation and amortization	--	36	381	73	533	2	1,025
Interest expense	--	--	--	--	--	154	154
Management fees to affiliate	--	9	37	8	27	--	81
General and administrative expenses	--	--	65	36	19	203	323
Loss on impairment of equipment	--	77	--	--	--	--	77
Provision for bad debts	--	--	36	--	--	--	36
Total expenses	--	122	741	227	591	377	2,058

Equity in net income (loss) of USPEs	305	(21)	--	--	--	--	284

Net income (loss)	$305	$203	$(89)	$(10)	$207	$(353)	$263

Total assets as of March 31, 2003	$4,144	$9,013	$8,692	$977	$12,133	$5,779	$40,738

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
March 31, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other [2]	Total

Revenues
Lease revenue	$--	$410	$917	$211	$1,009	$--	$2,547
Interest income and other	--	--	--	--	--	19	19
Gain (loss) on disposition of equipment	--	--	(4)	--	18	--	14

Total revenues	--	410	913	211	1,027	19	2,580

Expenses
Operations support	(5)	21	167	138	11	16	348
Depreciation and amortization	--	47	236	73	651	23	1,030
Interest expense	--	--	--	--	--	249	249
Management fees to affiliate	--	17	64	10	50	--	141
General and administrative expenses	--	(4)	38	38	1	1,092	1,165
Provision for bad debts	--	--	5	17	--	--	22
Total expenses	(5)	81	510	276	713	1,380	2,955

Equity in net income (loss) of USPEs	37	(132)	--	--	--	--	(95)

Net income (loss)	$42	$197	$403	$(65)	$314	$(1,361)	$(470)

1   Includes certain assets not identifiable to a specific segment such as cash, restricted cash, deferred charges and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
2 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Net Income (Loss) Per Weighted-Average Limited Partnership Unit

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2003 and 2002 was 7,730,965 and 7,748,509, respectively.

10.   Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on June 30, 2003. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to other borrowers.

As of March 31, 2003, there were no outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

The Partnership made the regularly scheduled principal payment of $0.8 million to the lender of the notes payable during the three months ended March 31, 2003.

11.   Commitments and Contingencies

PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered between 2002 - 2004. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of March 31, 2003, $5.1 million in railcars had been purchased by Program Affiliates and FSI committed one Program Affiliate, other than the Partnership, to purchase $5.2 million in railcars during the remainder of 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In 2003, FSI entered into three additional commitments to purchase a total of $12.1 million in railcars during 2003. While FSI has neither determined if a Program Affiliates will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.   Commitments and Contingencies (continued)

   Notes Payable/$30.0 million Term Loan Facility

See Note 10 for discussion of the Partnership’s note payable

Warehouse Credit Facility

See Note 10 for discussion of the Partnership’s warehouse credit facility.

Commitments and contingencies as of March 31, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$26,880	$18,438	$8,442	$--	$--
Notes payable	12,000	3,000	6,000	3,000	--
Line of credit	--	--	--	--	--

	$38,880	$21,438	$14,442	3,000	$--

12.   Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

13.   Subsequent Event

During April 2003, the Partnership made its regularly scheduled debt payment of $0.8 million to the lenders of the notes payable.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI’s (the Partnership’s) Operating Results for the Three Months Ended March 31, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended March 31, 2003, compared to the same period of 2002. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, loss on impairment of equipment and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2003	2002

Marine containers	$750	$998
Railcars	447	750
Aircraft and components	346	389
Trailers	107	73
Marine vessel	--	5

Marine containers: Marine container lease revenues and direct expenses were $0.8 million and $12,000, respectively, for the three months ended March 31, 2003, compared to $1.0 million and $11,000, respectively, during the same quarter of 2002. The decrease in lease revenues of $0.2 million during the first quarter of 2003 was due to some of the marine containers owned by the Partnership switching from a fixed lease rate to utilization based rate resulting in lower lease revenues.

Railcars: Railcar lease revenues and direct expenses were $0.7 million and $0.2 million, respectively, for the three months ended March 31, 2003, compared to $0.9 million and $0.2 million, respectively, during the same quarter of 2001. A decrease in railcar lease revenues of $0.2 million was due to an increase in the number of off-lease railcars during 2003 compared to 2002. An increase in railcar direct expenses of $0.1 million in the first quarter of 2003 was due to an increase in the repairs and maintenance of $30,000 and an increase in insurance premiums of $24,000 compared to the same period of 2002.

Aircraft and components: Aircraft lease revenues and direct expenses were $0.3 million and $-0-, respectively, for the three months ended March 31, 2003, compared to $0.4 million and $21,000, respectively, during the same period of 2002. A decrease in aircraft and components lease revenues of $0.1 million was due to the aircraft components being off-lease during part of 2003 compared to the same period of 2002 when they were on-lease the entire period.

Trailers:   Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2003 and 2002. Trailer contribution increased $34,000 due to lower repairs and maintenance costs when compared to the same period of 2002.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.7 million for the quarter ended March 31, 2003 decreased from $2.6 million for the same period in 2002. Significant variances are explained as follows:

   (i)   A $0.8 million decrease in general and administrative expenses during the three months ended March 31, 2003 was due to a $1.0 million debt prepayment penalty in the first quarter 2002 related to the Partnership’s note payable that did not occur during 2003 offset, in part, by a $0.1 increase in administrative services during 2003;

   (ii)   A $0.1 million decrease in interest expense resulted from lower average borrowings outstanding in the first quarter of 2003 compared to the same period of 2002;

   (iii)   A $0.1 million decrease in management fees was the result of a decrease of $29,000 due to lower lease revenues earned in the three months ended March 31, 2003 compared to the same period of 2002 and a decrease of $31,000 resulting from the decrease in the management fee rate paid by the Partnership;

   (iv)   A $5,000 decrease in depreciation and amortization expenses from 2002 levels reflects the increase of approximately $0.2 million caused by the purchase of a fleet of railcars during the three months ended March 31, 2003 offset by a decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned; and

   (v)   A $0.1 million increase in the loss on impairment of equipment resulted from the Partnership reducing the carrying value of the owned aircraft components to their estimated fair value. No impairment of equipment was required during the first quarter of 2002.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the first quarter of 2003 totaled $19,000, and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.1 million. The net gain on the disposition of owned equipment for the first quarter of 2002 totaled $14,000, and resulted from the sale of marine containers and a railcar, with an aggregate net book value of $31,000 for proceeds of $45,000.

(D)   Equity in Net Income (Loss) of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2003	2002

Marine vessels	$305	$37
Aircraft	(21)	(132)
Equity in net income (loss) of USPEs	$284	$(95)

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the USPEs:

Marine vessels:   As of March 31, 2003 and 2002, the Partnership owned an interest in an entity that owned a marine vessel. During the three months ended March 31, 2003, lease revenues of $1.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. During the same period of 2002, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million.

Marine vessel lease revenues increased $0.2 million during the three months ended March 31, 2003 due to higher charter rates earned during the first quarter of 2003 compared to the same period of 2002.

Marine vessel direct expenses decreased $0.1 million during the three months ended March 31, 2003 compared to the same period in 2002 due to lower operating expenses.

Aircraft: As of March 31, 2003 and 2002, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the first quarter of 2003, revenues of $0.3 million were offset by depreciation expense, direct expenses and administrative expenses of $0.4 million. During the same period of 2002, revenues of $0.3 million were offset by depreciation expense, direct expenses and administrative expenses of $0.5 million.

Aircraft revenues decreased $14,000 due to a lower outstanding principal balance on the finance lease compared to 2002.

Depreciation expense, direct expenses, and administrative expenses decreased $0.1 million during the three months ended March 31, 2003 resulting from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E)   Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the three months ended March 31, 2003 was $0.3 million, compared to a net loss of $0.5 million during the same period of 2002. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the first quarter of 2003 is not necessarily indicative of future periods.

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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was reduced by an amount greater than the economic value has deteriorated, the Partnership may record a gain on sale upon final disposition of the asset.

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

Allowance for doubtful accounts: The Partnership maintains allowances for doubtful accounts for estimated losses resulting from the inability of the lessees to make the lease payments. These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of the lessees to make the required payments. If the financial condition of the Partnership’s lessees were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the lessees were to improve or if legal remedies to collect past due amounts were successful, the allowance for doubtful accounts may need to be reduced and income would be increased.

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as dry docking for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved for is based on the General Partner’s expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

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

(III)   FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2003, the Partnership generated $1.1 million in operating cash to meet its operating obligations, purchase additional equipment, pay debt and interest payments and maintain working capital reserves.

During the three months ended March 31, 2003, the Partnership purchased a fleet of railcars for $4.1 million and paid FSI $0.2 million for acquisition fees and $41,000 for lease negotiation fees. The Partnership also disposed of owned equipment and received aggregate proceeds of $0.1 million.

Accounts receivable increased $49,000 during the three months ended March 31, 2003 due to the timing of cash receipts.

Investments in USPEs decreased $0.1 million during the three months ended March 31, 2003 due to cash distributions of $0.4 million from the USPEs to the Partnership offset, in part, by $0.3 million in income that was recorded by the Partnership for its equity interests in the USPEs.

Accounts payable decreased $0.1 million during the three months ended March 31, 2003 due to the timing of cash payments.

The Partnership made its scheduled principal payment of $0.8 million on the notes payable during the three months ended March 31, 2003. The Partnership is scheduled to make a quarterly debt payment of $0.8 million plus interest to the lenders of the notes payable each quarter. The cash for each payment will come from operations and equipment dispositions.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on June 30, 2003. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than June 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to other borrowers.

As of May 12, 2003, there were no outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered between 2002 - 2004. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of May 12, 2003, $5.1 million in railcars had been purchased by Program Affiliates and FSI committed one Program Affiliate, other than the Partnership, to purchase $5.2 million in railcars during the remainder of 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In 2003, FSI entered into three additional commitments to purchase a total of $12.1 million in railcars during 2003. While FSI has neither determined if a Program Affiliates will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of May 12, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$26,880	$18,438	$8,442	$--	$--
Notes payable	11,250	3,000	6,000	2,250	--
Line of credit	--	--	--	--	--

	$38,130	$21,438	$14,442	2,250	$--

(IV)   RECENT ACCOUNTING PRONOUNCEMENT

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The Partnership has determined that it is not reasonably possible that it will be required to consolidate or disclose information about a variable interest entity upon the effective date of FIN 46.

(V)   OUTLOOK FOR THE FUTURE

Several factors may affect the Partnership's operating performance during the remainder of 2003 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Partnership’s contribution during the remainder of 2003 and beyond include:

(1)   The cost of new marine containers has been at historic lows for the past several years, which has caused downward pressure on per diem lease rates for this type of equipment. In addition, during 2003, a significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues;

(2)   Industry-wide chemical shipments, a good indicator for the demand of the types of railcars owned by the Partnership, were up 4% during the first quarter of 2003 compared to the same period of 2002 although growth in comparable shipments slowed during the month of March 2003. Overall industry-wide railcar utilization has been on a slightly positive trend since the third quarter of 2002. Recovery has been slowed by the uncertainties caused by the war in Iraq and the number of idle railcars owned by shippers in their fleet;

(3)   Marine vessel freight rates are usually dependent upon the overall condition of the international economy. Freight rates earned by the Partnership’s partially owned marine vessel began to decrease during most of 2002. In the fourth quarter of 2002 and into 2003, freight rates for the Partnership’s partially owned marine vessel, which primarily carries clean petroleum products, started to increase due to an increase in oil prices caused by political instability in the Middle East and a shortage of heating oil and gasoline in the United States caused by refinery maintenance and clean product delivery problems out of Venezuela due to political unrest;

(4)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry caused by lower passenger travel following the events of September 11, 2001 and the war in Iraq. The General Partner believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The General Partner does not expect these aircraft to return to their pre-September 11, 2001 values. During 2003, severe acute respiratory syndrome (SARS) has had a dramatic effect on passenger travel to countries in Asia. If this trend continues, it is possible that passenger travel will be reduced further.

In the first quarter of 2003, the Partnership’s owned aircraft components came off-lease. The General Partner is currently marketing this equipment for lease or for sale. Due to the poor market condition for equipment of this type, the equipment may be off-lease for a considerable period of time.

The lessee of the Partnership’s owned MD-80 commercial aircraft that is on lease until July 2008 has encountered financial difficulty and may go into bankruptcy. If the airline does go into bankruptcy, the aircraft could be returned to the Partnership prior to its lease expiration date or, alternatively, the Partnership could attempt to renegotiate with the carrier at a significantly lower lease rate. Due to the poor market condition for equipment of this type, if the equipment is returned prior to its lease expiration date, it may either be off-lease for a considerable period of time or re-leased at a substantially lower rate. In an effort to assist the airline to stay out of bankruptcy, the Partnership has agreed to reduce the lease payment due on this aircraft by approximately 5% a month.;

(5)   Utilization of intermodal trailers owned by the Partnership was 54% in the three months ended March 31, 2003 which was approximately the same as the three months ended March 31, 2002. Industry-wide utilization of intermodal trailers was 48% in the three months ended March 31, 2003 compared to 53% in the same period of 2002. As the Partnership’s trailers are smaller than many shippers prefer, the General Partner expects utilization to decline over the next few years;

(6)   The General Partner has seen an increase in its insurance premiums on its equipment portfolio and is finding it more difficult to find an insurance carrier with which to place the coverage. Premiums for aircraft have increased over 50% and for other types of equipment the increases have been over 25%. The increase in insurance premiums caused by the increased rate will be partially mitigated by the reduction in the value of the Partnership’s equipment portfolio caused by the events of September 11, 2001 and other economic factors. The General Partner has also experienced an increase in the deductible required to obtain coverage. This may have a negative impact on the Partnership in the event of an insurance claim; and

(7)   The management fee rate paid by the Partnership was reduced by 25% for the period starting January 1, 2003 and ending June 30, 2005. The General Partner expects audit fees to increase during 2003 due to additional audit and accounting requirements resulting from Sarbanes-Oxley. The General Partner cannot estimate the amount of the increase in this fee at this point. In addition, as a result of the increase in off-lease equipment, the General Partner expects the Partnership will be paying higher remarketing and storage costs during the remainder of 2003.

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

(VI)   FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. The Partnership’s actual results could differ materially from those discussed here.

ITEM 3.   CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, evaluations were carried out under the supervision and with the participation of the General Partner's management, including its President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based upon those evaluations, the President and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes have been made in the Partnership’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluations.

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

None.

   (b)    Reports on Form 8-K

None.

(This space intentionally left blank)

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund VI.

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003   By:   /s/ James A. Coyne
                                                                                                James A. Coyne
                                                                                                 President

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund VI.

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

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others, particularly during the period in which this quarterly report is prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003   By:   /s/ Richard K Brock
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

   PLM EQUIPMENT GROWTH FUND VI

   By:  PLM Financial Services, Inc.
                                                                                                                            General Partner

Date: May 12, 2003                                                                                         By:   /s/ Richard K Brock
                                                                                                                             Richard K Brock
                                                                                                                             Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund VI (the Partnership), that the Quarterly Report of the Partnership on Form 10-QSB for the period ended March 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

   PLM EQUIPMENT GROWTH FUND VI

   By:  PLM Financial Services, Inc.
                                                                                                                            General Partner

Date: May 12, 2003                                                                                         By:   /s/ James A. Coyne
                                                                                                                             James A. Coyne
                                                                                                                             President

Date: May 12, 2003                                                                                        By:   /s/ Richard K Brock
                                                                                                                            Richard K Brock
                                                                                                                            Chief Financial Officer