Form 10QSB
period 2003-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 2003-08-14
CIK 874395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

           [X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the fiscal quarter ended June 30, 2003

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

- -

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	June 30,	December 31,
	2003	2002

Assets

Equipment held for operating leases	$66,463	$62,686
Less accumulated depreciation	(46,454)	(44,382)

Net equipment	20,009	18,304

Cash and cash equivalents	5,292	8,286
Restricted cash	410	410
Accounts receivable, less allowance for doubtful accounts
of $433 in 2003 and $425 in 2002	1,053	944
Investments in unconsolidated special-purpose entities	10,993	12,625
Deferred charges, net of accumulated amortization of
$441 in 2003 and $368 in 2002	309	342
Prepaid expenses and other assets	229	273

Total assets	$38,295	$41,184

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$196	$449
Due to affiliates	1,611	1,391
Lessee deposits	19	18
Notes payable	10,500	12,750
Total liabilities	12,326	14,608

Commitments and contingencies

Partners’ capital:
Limited partners (7,730,965 limited partnership units)	25,969	26,576
General Partner	--	--

Total partners’ capital	25,969	26,576

Total liabilities and partners’ capital	$38,295	$41,184

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Revenues

Lease revenue	$2,128	$2,424	$4,122	$4,971
Interest and other income	17	21	41	40
Gain on disposition of equipment	35	101	71	115
Loss on disposition of equipment	(5)	--	(22)	--
Total revenues	2,175	2,546	4,212	5,126

Expenses

Depreciation and amortization	1,364	1,008	2,389	2,038
Repairs and maintenance	219	323	517	633
Insurance expense	61	37	125	74
Management fees to affiliate	103	135	184	276
Interest expense	160	210	314	459
General and administrative expenses
to affiliates	25	74	70	130
Other general and administrative expenses	363	325	641	1,434
Loss on impairment of equipment	--	--	77	--
(Recovery of) provision for bad debts	(3)	7	33	29
Total expenses	2,292	2,119	4,350	5,073

Equity in net loss of unconsolidated
special-purpose entities	(753)	(215)	(469)	(310)

Net income (loss)	$(870)	$212	$(607)	$(257)

Partners' share of net income (loss)

Limited partners	$(870)	$212	$(607)	$(257)
General Partner	--	--	--	--

Total	$(870)	$212	$(607)	$(257)

Limited partners' net income (loss) per
weighted-average limited partnership unit	$(0.11)	$0.03	$(0.08)	$(0.03)

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the period from December 31, 2002 to June 30, 2003
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners’ capital as of December 31, 2002	$26,576	$--	$26,576

Net loss	(607	--	(607)

Partners’ capital as of June 30, 2003	$25,969	$--	$25,969

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
For the Six Months Ended June 30,
	2003	2002

Operating activities

Net loss	$(607)	$(257)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,389	2,038
Amortization of debt placement fees	63	93
Net gain on disposition of equipment	(49)	(115)
Loss on impairment of equipment	77	--
Provision for bad debts	33	29
Equity in net loss from unconsolidated special-purpose
entities	469	310
Changes in operating assets and liabilities:
Accounts receivable, net	(140)	422
Prepaid expenses and other assets	44	13
Accounts payable and accrued expenses	(253)	(114)
Due to affiliates	220	247
Lessee deposits	1	7
Net cash provided by operating activities	2,247	2,673

Investing activities

Payments for the purchase of equipment and capitalized repairs	(4,100)	(2)
Payment of acquisition fees to affiliate	(184)	--
Payment of lease negotiation fees to affiliate	(41)	--
Distribution from unconsolidated special-purpose entities	1,163	1,245
Proceeds from disposition of equipment	171	285

Net cash (used in) provided by investing activities	(2,991)	1,528

Financing activities

Payment of notes payable	(2,250)	(20,750)
Payment of debt placement fees	--	(42)
Proceeds from notes payable	--	15,000
Canceled purchase of limited partnership units	--	174
Refund from limited partnership units not eligible for purchase	--	11
Net cash used in financing activities	(2,250)	(5,607)

Net decrease in cash and cash equivalents	(2,994)	(1,406)
Cash and cash equivalents at beginning of period	8,286	8,051

Cash and cash equivalents at end of period	$5,292	$6,645

Supplemental information

Non cash cancellation of purchase of limited partnership units	$--	$174

Interest paid	$403	$422

See accompanying notes to unaudited condensed financial statements.
- -

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund VI (the Partnership) as of June 30, 2003 and December 31, 2002, the unaudited condensed statements of operations for the three and six months ended June 30, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2002 to June 30, 2003, and the unaudited condensed statements of cash flows for the six months ended June 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

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

3.   Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. These reclassifications did not have any effect on total assets, total liabilities, partners’ capital, or net income (loss).

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2003 and December 31, 2002, included $0.1 million due to PLM Financial Services, Inc. (FSI or the General Partner) and its affiliates for management fees and $1.5 million and $1.3 million, respectively, due to affiliated unconsolidated special-purpose entities (USPEs).

The Partnership’s proportional share of the affiliated expenses incurred by USPEs during 2003 and 2002 is listed in the following table (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002

Management fees	$61	$68	$121	$126
Data processing and administrative
expenses	3	28	8	48

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

During the six months ended June 30, 2003, the Partnership purchased a fleet of railcars and paid FSI $0.2 million for acquisition fees and $41,000 for lease negotiation fees. No similar fees were paid during the same period of 2002.

- -

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2003	2002

Marine containers	$23,843	$24,223
Railcars	21,184	17,027
Aircraft and components	16,224	16,224
Trailers	5,212	5,212

	66,463	62,686
Less accumulated depreciation	(46,454)	(44,382)

Net equipment	$20,009	$18,304

As of June 30, 2003, all owned equipment in the Partnership’s portfolio was on lease except for 177 railcars, aircraft components and 15 marine containers with an aggregate net book value of $1.5 million. As of December 31, 2002, all owned equipment in the Partnership's portfolio was on lease except for 15 marine containers and 183 railcars with an aggregate net book value of $0.9 million.

During the six months ended June 30, 2003, the Partnership purchased a fleet of railcars for $4.3 million including acquisition fees of $0.2 million.

During the six months ended June 30, 2003, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.2 million. During the six months ended June 30, 2002, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.3 million.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". During the six months ended June 30, 2003, the Partnership recorded an impairment of $0.1 million to owned aircraft components. During 2003, the Partnership marketed the aircraft components for re-lease or sale and this indicated to the General Partner that an impairment may exist. The General Partner determined the fair value of the aircraft components based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft components, estimated sales proceeds and holding costs excluding interest. No reductions were required to the carrying value of the owned equipment during the six months ended June 30, 2002.
- -

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of June 30, 2003 and December 31, 2002 (in thousands of dollars):

	Boeing	Aero
	737-300	California	Lion
As of June 30, 2003	Trust 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$10,000	$--	$6,743
Receivables	--	--	988
Due from affiliate	2,154	420	--
Finance lease receivable	--	2,218	--
Other assets	2	2	4

Total assets	$12,156	$2,640	$7,735

Liabilities
Accounts payable	$--	$--	$177
Due to affiliates	8	2	132
Lessee deposits and reserve for repairs	2,154	420	113

Total liabilities	2,162	422	422

Equity	9,994	2,218	7,313

Total liabilities and equity	$12,156	$2,640	$7,735

Partnership’s share of equity	$6,292	$887	$3,814	$10,993

	Boeing	Aero
	737-300	California	Lion
As of December 31, 2002	Trust 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$12,355	$--	$7,356
Receivables	--	--	716
Due from affiliate	1,825	420	--
Finance lease receivable	--	2,425	--
Other assets	3	137	10

Total assets	$14,183	$2,982	$8,082

Liabilities
Accounts payable	$--	$1	$548
Due to affiliates	7	2	44
Lessee deposits and reserve for repairs	1,825	420	97

Total liabilities	1,832	423	689

Equity	12,351	2,559	7,393

Total liabilities and equity	$14,183	$2,982	$8,082

Partnership’s share of equity	$7,733	$1,024	$3,868	$12,625

1    The Partnership owns a 62% interest in the Boeing 737-300 Trust that owns a stage III commercial aircraft.
2  The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3    The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
- -

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Investments in Unconsolidated Special-Purpose Entities (continued)

The tables below set forth 100% of the revenues, direct and indirect expenses, loss on impairment of equipment and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three and six months ended June 30, 2003 and 2002 (in thousands of dollars):

	Boeing	Aero
For the three months ended	737-300	California	Lion
June 30, 2003	Trust 1	Trust 2	Partnership 3	Total

Revenues	$465	$95	$2,096
Less: Direct expenses	2	5	1,508
Indirect expenses	547	29	423
Loss on impairment of equipment	1,321	--	--

Net income (loss)	$(1,405)	$61	$165

Partnership’s share of net income (loss)	$(858)	$25	$80	$(753)

	Boeing	Aero
For the three months ended	737-300	California	Lion
June 30, 2002	Trust 1	Trust 2	Partnership 3	Total

Revenues	$465	$127	$1,436
Less: Direct expenses	1	7	1,133
Indirect expenses	708	38	505

Net income (loss)	$(244)	$82	$(202)

Partnership’s share of net income (loss)	$(142)	$33	$(106)	$(215)

	Boeing	Aero
For the six months ended	737-300	California	Lion
June 30, 2003	Trust 1	Trust 2	Partnership 3	Total

Revenues	$930	$198	$3,957
Less: Direct expenses	7	10	2,358
Indirect expenses	1,097	59	841
Loss on impairment of equipment	1,321	--	--

Net income (loss)	$(1,495)	$129	$758

Partnership’s share of net income (loss)	$(907)	$52	$386	$(469)

	Boeing	Aero
For the six months ended	737-300	California	Lion
June 30, 2002	Trust 1	Trust 2	Partnership 3	Other	Total

Revenues	$930	$265	$2,996	$--
Less: Direct expenses	17	12	2,125	(3)
Indirect expenses	1,451	72	1,001	--

Net income (loss)	$(538)	$181	$(130)	$(3)

Partnership’s share of net income (loss)	$(314)	$73	$(68)	$(1)	$(310)

In accordance to FASB No. 144, during 2003 the General Partner recorded an impairment of $1.3 million to a Boeing 727-300 commercial aircraft. Declining fair values of aircraft similar to the one owned by the USPE, indicated to the General Partner that an impairment to this aircraft may exist. The General Partner determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft, estimated sales proceeds and holding costs excluding interest. No reductions

1    The Partnership owns a 62% interest in the Boeing 737-300 Trust that owns a stage III commercial aircraft.
2  The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3    The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
- -

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Investments in Unconsolidated Special-Purpose Entities (continued)

were required to the carrying value of the remaining jointly-owned equipment during the six months ended June 30, 2002.

As of June 30, 2003 and December 31, 2002, all jointly-owned equipment in the Partnership’s USPE portfolio was on lease.

7.   Operating Segments

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing and marine container leasing. Each equipment leasing segment primarily engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$--	$310	$998	$82	$738	$--	$2,128
Interest income and other income	--	5	--	--	--	12	17
Gain (loss) on disposition of equipment	--	--	(5)	--	35	--	30

Total revenues	--	315	993	82	773	12	2,175

Expenses
Operations support	--	(1)	170	81	11	19	280
Depreciation and amortization	--	--	774	73	515	2	1,364
Interest expense	--	--	--	--	--	160	160
Management fees to affiliate	--	18	52	4	29	--	103
General and administrative expenses	--	90	61	35	(19)	221	388
Recovery of bad debts	--	--	(3)	--	--	--	(3)
Total expenses	--	107	1,054	193	536	402	2,292

Equity in net income (loss) of USPEs	80	(833)	--	--	--	--	(753)

Net income (loss)	$80	$(625)	$(61)	$(111)	$237	$(390)	$(870)

Total assets as of June 30, 2003	$3,814	$7,797	$8,024	$830	$11,590	$6,240	$38,295

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$--	$409	$890	$173	$952	$--	$2,424
Interest income and other income	--	--	--	--	--	21	21
Gain on disposition of equipment	--	--	16	--	85	--	101

Total revenues	--	409	906	173	1,037	21	2,546

Expenses
Operations support	--	--	211	122	11	16	360
Depreciation and amortization	--	48	236	72	629	23	1,008
Interest expense	--	--	--	--	--	210	210
Management fees to affiliate	--	17	61	9	48	--	135
General and administrative expenses	--	101	40	37	--	221	399
Provision for (recovery of) bad debts	--	--	8	(1)	--	--	7
Total expenses	--	166	556	239	688	470	2,119

Equity in net loss of USPEs	(106)	(109)	--	--	--	--	(215)

Net income (loss)	$(106)	$134	$350	$(66)	$349	$(449)	$212

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
- -

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments (continued)

	Marine				Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$--	$656	$1,667	$299	$1,500	$--	$4,122
Interest income and other income	--	5	--	--	--	36	41
Gain (loss) on disposition of equipment	--	--	(22)	--	71	--	49

Total revenues	--	661	1,645	299	1,571	36	4,212

Expenses
Operations support	--	(1)	392	191	23	37	642
Depreciation and amortization	--	36	1,155	146	1,048	4	2,389
Interest expense	--	--	--	--	--	314	314
Management fees to affiliate	--	27	89	12	56	--	184
General and administrative expenses	--	90	126	71	--	424	711
Loss on impairment of equipment	--	77	--	--	--	--	77
Provision for bad debts	--	--	33	--	--	--	33
Total expenses	--	229	1,795	420	1,127	779	4,350

Equity in net income (loss) of USPEs	386	(855)	--	--	--	--	(469)

Net income (loss)	$386	$(423)	$(150)	$(121)	$444	$(743)	$(607)

Equipment purchases and
capitalized improvements	$--	$--	$--	$4,284	$--	$--	$4,284

	Marine				Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$--	$819	$1,807	$384	$1,961	$--	$4,971
Interest income and other income	--	--	--	--	--	40	40
Gain on disposition of equipment	--	--	12	--	103	--	115

Total revenues	--	819	1,819	384	2,064	40	5,126

Expenses
Operations support	(5)	21	378	260	21	32	707
Depreciation and amortization	--	95	472	145	1,280	46	2,038
Interest expense	--	--	--	--	--	459	459
Management fees to affiliate	--	34	125	19	98	--	276
General and administrative expenses	--	97	78	75	1	1,313	1,564
Provision for bad debts	--	--	13	16	--	--	29
Total expenses	(5)	247	1,066	515	1,400	1,850	5,073

Equity in net loss of USPEs	(69)	(241)	--	--	--	--	(310)

Net income (loss)	$(64)	$331	$753	$(131)	$664	$(1,810)	$(257)

8.   Net Income (Loss) Per Weighted-Average Limited Partnership Unit

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income (loss) attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2003 was 7,730,965. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2002 was 7,730,965 and 7,739,688, respectively.

1 Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
- -

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.   Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility, which was scheduled to expire on June 30, 2003, was extended until September 30, 2003 during June 2003. As of June 30, 2003 and December 31, 2002, the Partnership had no borrowings outstanding under this facility.

The Partnership’s note payable has a drawdown period that was scheduled to expire on June 30, 2003. During the second quarter of 2003, this date was extended to September 30, 2003.

The Partnership made the regularly scheduled principal payment of $2.3 million to the lender of the notes payable during the six months ended June 30, 2003.

10.   Commitments and Contingencies

In 2002, PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered between 2002 - 2004. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLM International, Inc., or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of June 30, 2003, $8.7 million in railcars had been purchased by Program Affiliates and FSI committed one Program Affiliate, other than the Partnership, to purchase $1.6 million in railcars during the remainder of 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In 2003, FSI entered into three additional commitments to purchase a total of $12.1 million in railcars during 2003. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of June 30, 2003 are as follows (in thousands of dollars):

Current Obligations	Total	Less than 1 Year		1-3 Years	4-5 Years	After 5 Years

Commitment to purchase railcars	$26,880	[1]	$	$8,442	$--	$--

1 While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.
- -

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.   Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not determined the impact FIN 46 will have on the financial condition or results of operation of the Partnership.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.

- -

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI’s (the Partnership’s) Operating Results for the Three Months Ended June 30, 2003 and 2002

(A)   Owned Equipment Operations

For purposes of this discussion, lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2003, compared to the same period of 2002. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, loss on impairment of equipment and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2003	2002

Railcars	$828	$679
Marine containers	727	941
Aircraft and components	311	409
Trailers	1	51

Railcars: Railcar lease revenues and direct expenses were $1.0 million and $0.2 million, respectively, for the three months ended June 30, 2003, compared to $0.9 million and $0.2 million, respectively, during the same quarter of 2002. An increase in railcar lease revenues of $0.2 million during the second quarter of 2003 was due to the purchase and lease of a fleet of railcars during the first quarter of 2003. This increase was partially offset by a decrease of $0.1 million caused by the increase in the number of railcars off-lease compared to the same period of 2002. A decrease in railcar direct expenses of $41,000 in the second quarter 2003 was due to a decrease in the repairs and maintenance of $0.1 million partially offset by an increase in insurance expense of $21,000 compared to the same period of 2002.

Marine containers: Marine container lease revenues and direct expenses were $0.7 million and $11,000, respectively, for the three months ended June 30, 2003, compared to $1.0 million and $11,000, respectively, during the same period of 2002. The decrease in lease revenues of $0.2 million during the second quarter of 2003 compared to the same period of 2002 was due to some of the marine containers owned by the Partnership switching from a fixed lease rate to utilization based rate resulting in lower lease revenues. Additional marine containers owned by the Partnership will be converting from a fixed term lease to one based on utilization over the next 12 months. This will cause lease revenues to decline even further.

Aircraft and components: Aircraft and components lease revenues and direct expenses were $0.3 million and $(1,000), respectively, for the three months ended June 30, 2003, compared to $0.4 million and $-0-, respectively, during the same period of 2002. A decrease in aircraft and components lease revenues of $0.1 million was due to the aircraft components being off-lease during the second quarter of 2003 compared to the same period of 2002 when they were on-lease.

Trailers:   Trailer lease revenues and direct expenses were $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2003, compared to $0.2 million and $0.1 million, respectively, during the same period of 2002. The decrease in trailer lease revenues of $0.1 million was due to lower utilization compared to the same period of 2002.
- -

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.0 million for the quarter ended June 30, 2003 increased from $1.8 million for the same period in 2002. Significant variances are explained as follows:

   (i)   A $0.4 million increase in depreciation and amortization expenses from 2002 levels reflects the increase of approximately $0.6 million caused by the purchase of a fleet of railcars during 2003 partially offset by a decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

   (ii)   A $32,000 decrease in management fees was the result of a decrease of $16,000 due to lower lease revenues earned in the three months ended June 30, 2003 compared to the same period of 2002 and a decrease of $16,000 resulting from the decrease in the management fee rate paid by the Partnership; and

   (iii)   A $0.1 million decrease in interest expense resulted from lower average borrowings outstanding in the second quarter of 2003 compared to the same period of 2002.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the second quarter of 2003 totaled $30,000, and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.1 million. The gain on the disposition of owned equipment for the second quarter of 2002 totaled $0.1 million, and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.2 million.

(D)   Equity in Net Loss of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net loss of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2003	2002

Marine vessels	$80	$(106)
Aircraft	(833)	(109)
Equity in net loss of USPEs	$(753)	$(215)

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, administrative expenses and loss on impairment of equipment in the USPEs:

Marine vessels:   As of June 30, 2003 and 2002, the Partnership owned an interest in an entity that owned a marine vessel. During the three months ended June 30, 2003, lease revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million. During the same period of 2002, lease revenues of $0.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million.

Marine vessel lease revenues increased $0.3 million during the three months ended June 30, 2003 due to higher charter rates earned during the second quarter of 2003 compared to the same period of 2002.

Marine vessel direct expenses increased $0.2 million during the three months ended June 30, 2003 compared to the same period in 2002 due to higher operating expenses.

Aircraft: As of June 30, 2003 and 2002, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the second quarter of 2003, revenues of $0.3 million were offset by depreciation expense, direct expenses and administrative expenses of $0.3 million and a loss on the impairment of equipment of $0.8 million. During the same period of 2002, revenues of $0.3 million were offset by depreciation expense, direct expenses and administrative expenses of $0.4 million.

Aircraft revenues decreased $13,000 due to a lower outstanding principal balance on the finance lease compared to 2002.

Depreciation expense, direct expenses, and administrative expenses decreased $0.1 million during the three months ended June 30, 2003 resulting from lower administrative costs resulting from lower professional services. This decrease was offset by an $0.8 million increase in the loss on impairment of equipment resulting from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to it’s estimated fair value. No impairment of equipment was required during the second quarter of 2002.

(E)   Net Income (Loss)

As a result of the foregoing, the Partnership's net loss for the three months ended June 30, 2003 was $0.9 million, compared to a net income of $0.2 million during the same period of 2002. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2003 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Six Months Ended June 30, 2003 and 2002

(A)   Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2003, compared to the same period of 2002. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2003	2002

Marine containers	$1,477	$1,940
Railcars	1,275	1,429
Aircraft and components	657	798
Trailers	108	124
Marine vessel	--	5

Marine containers: Marine container lease revenues and direct expenses were $1.5 million and $23,000, respectively, for the six months ended June 30, 2003, compared to $2.0 million and $21,000, respectively, during the same period of 2002. The decrease in lease revenues of $0.5 million during the six months ended June 30, 2003 was due to some of the marine containers owned by the Partnership switching from a fixed lease rate to utilization based rate resulting in lower lease revenues. Additional marine containers owned by the Partnership will be converting from a fixed term lease to one based on utilization over the next 12 months. This will cause lease revenues to decline even further.

Railcars: Railcar lease revenues and direct expenses were $1.7 million and $0.4 million, respectively, for the six months ended June 30, 2003, compared to $1.8 million and $0.4 million, respectively, during the same period of 2002. Railcar lease revenues decreased $0.4 million due to a higher number of off-lease railcars. This decrease was partially offset by an increase of $0.2 million resulting from the purchase and lease of a fleet of railcars during the six months ended June 30, 2003 compared to the same period of 2002.

Aircraft and components: Aircraft and components lease revenues and direct expenses were $0.7 million and $(1,000), respectively, for the six months ended June 30, 2003, compared to $0.8 million and $21,000, respectively, during the same period of 2002. A decrease in aircraft and components lease revenues of $0.2 million was due to the aircraft components being off-lease during most of 2003 compared to the same period of 2002 when they were on-lease the entire period.

Trailers:   Trailer lease revenues and direct expenses were $0.3 million and $0.2 million, respectively, for the six months ended June 30, 2003, compared to $0.4 million and $0.3 million, respectively, during the same period of 2002. The decrease in trailer lease revenues of $0.1 million was due to lower utilization compared to the same period of 2002. The decrease of $0.1 million in trailer direct expenses was due to a decrease in the repairs and maintenance that resulted from lower utilization.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.7 million for the six months ended June 30, 2003 decreased from $4.4 million for the same period in 2002. Significant variances are explained as follows:

   (i)   A $0.9 million decrease in general and administrative expenses during the six months ended June 30, 2003 was due to a $1.0 million debt prepayment penalty in the first quarter 2002 related to the Partnership’s note payable that did not occur during 2003 offset, in part, by a $0.1 increase in administrative services during 2003;

   (ii)   A $0.1 million decrease in interest expense resulted from lower average borrowings outstanding in the six months ended June 30, 2003 compared to the same period of 2002;

   (iii)   A $0.1 million decrease in management fees was the result of a decrease of $46,000 due to lower lease revenues earned in the six months ended June 30, 2003 compared to the same period of 2002 and a decrease of $46,000 resulting from the decrease in the management fee rate paid by the Partnership;

   (iv)   A $0.4 million increase in depreciation and amortization expenses from 2002 levels reflects the increase of approximately $0.7 million caused by the purchase of a fleet of railcars during the six months ended June 30, 2003 partially offset by a decrease of $0.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned; and

   (v)   A $0.1 million increase in the loss on impairment of equipment resulted from the Partnership reducing the carrying value of the owned aircraft components to their estimated fair value. No impairment of equipment was required during the six months ended June 30, 2002.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the six months ended June 30, 2003 totaled $49,000, and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.2 million. The gain on the disposition of owned equipment for the six months ended June 30, 2002 totaled $0.1 million, and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.3 million.

(D)   Equity in Net Loss of Unconsolidated Special-Purpose Entities

Equity in net loss of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2003	2002

Marine vessels	$386	$(69)
Aircraft	(855)	(241)
Equity in net loss of USPEs	$(469)	$(310)

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, administrative expenses and loss on impairment of equipment in the USPEs:

Marine vessels:   As of June 30, 2003 and 2002, the Partnership owned an interest in an entity that owned a marine vessel. During the six months ended June 30, 2003, lease revenues of $2.1 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $1.7 million. During the same period of 2002, lease revenues of $1.6 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.6 million.

Marine vessel lease revenues increased $0.5 million during the six months ended June 30, 2003 due to higher charter rates earned during the six months ended June 30, 2003 compared to the same period of 2002.

Marine vessel direct expenses increased $0.1 million during the six months ended June 30, 2003 compared to the same period in 2002 due to higher operating expenses.

Aircraft: As of June 30, 2003 and 2002, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the six months ended June 30, 2003, revenues of $0.7 million were offset by depreciation expense, direct expenses and administrative expenses of $0.7 million and a loss on the impairment of equipment of $0.8 million. During the same period of 2002, revenues of $0.7 million were offset by depreciation expense, direct expenses and administrative expenses of $0.9 million.

Aircraft revenues decreased $27,000 due to a lower outstanding principal balance on the finance lease compared to 2002.

Depreciation expense, direct expenses, and administrative expenses decreased $0.2 million during the six months ended June 30, 2003. During 2003, a decrease of $0.1 million resulted from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.1 million resulting from lower professional services. The $0.8 million increase in the loss on impairment of equipment resulting from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to it’s estimated fair value. No impairment of equipment was required during the six months ended June 30, 2002

(E)   Net Loss

As a result of the foregoing, the Partnership's net loss for the six months ended June 30, 2003 was $0.6 million, compared to a net loss of $0.3 million during the same period of 2002. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2003 is not necessarily indicative of future periods.

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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Revenue recognition: Lease revenues are earned by to the Partnership monthly and no significant amounts are calculated on factors other than the passage of time. The Partnership’s leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a deprecation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

Revenue recognition: Lease revenues are earned by the Partnership monthly and no significant amounts are calculated on factors other than the passage of time. The Partnership’s leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

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

(III)   FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2003, the Partnership generated $2.2 million in operating cash to meet its operating obligations, purchase additional equipment, pay debt and interest payments and maintain working capital reserves.

During the six months ended June 30, 2003, the Partnership purchased a fleet of railcars for $4.1 million and paid FSI $0.2 million for acquisition fees and $41,000 for lease negotiation fees. The Partnership also disposed of owned equipment and received aggregate proceeds of $0.2 million.

Accounts receivable increased $0.1 million during the six months ended June 30, 2003 due to the timing of cash receipts.

Investments in USPEs decreased $1.6 million during the six months ended June 30, 2003 due to cash distributions of $1.2 million from the USPEs to the Partnership and a $0.5 million loss that was recorded by the Partnership for its equity interests in the USPEs.

Accounts payable decreased $0.3 million during the six months ended June 30, 2003 due to the timing of cash payments.

The Partnership made its scheduled principal payment of $2.3 million on the notes payable during the six months ended June 30, 2003. The Partnership is scheduled to make a quarterly debt payment of $0.8 million plus interest to the lenders of the notes payable in the third and fourth quarter of 2003. The cash for each payment will come from operations and equipment dispositions.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on September 30, 2003. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than September 30, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to other borrowers.

As of August 13, 2003, Acquisub LLC had outstanding borrowings on the warehouse facility of $2.5 million. There were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

PLM Transportation Equipment Corp. Inc. (TEC), a wholly owned subsidiary of FSI, arranged for the lease or purchase of a total of 1,050 pressurized tank railcars by (i) partnerships and managed programs in which FSI serves as the general partner or manager and holds an ownership interest (Program Affiliates) or (ii) managed programs in which FSI provides management services but does not hold an ownership interest or third parties (Non-Program Affiliates). These railcars will be delivered between 2002 - 2004. A leasing company affiliated with the manufacturer will acquire approximately 70% of the railcars and lease them to a Non-Program Affiliate. The remaining 30% will either be purchased by other third parties to be managed by PLMI, or by the Program Affiliates. An affiliate of TEC will manage the leased and purchased railcars. Neither TEC nor its affiliate will be liable for these railcars. TEC estimates that the total value of purchased railcars will not exceed $26.0 million with approximately one third of the railcars being purchased in each of 2002, 2003, and 2004. As of August 13, 2003, $8.7 million in railcars had been purchased by Program Affiliates and FSI committed one Program Affiliate, other than the Partnership, to purchase $1.6 million in railcars during the remainder of 2003. Although FSI has neither determined which Program Affiliates will purchase the remaining railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In 2003, FSI entered into three additional commitments to purchase a total of $12.1 million in railcars during 2003. While FSI has neither determined if a Program Affiliates will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of August 13, 2003 are as follows (in thousands of dollars):

Current Obligations	Total	Less than 1 Year		1-3 Years	4-5 Years	After 5 Years

Commitment to purchase railcars	$26,880	[1]	$	$8,442	$--	--

(IV)   RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine

1   While FSI has neither determined if a Program Affiliates will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.
- -

when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by September 30, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not determined the impact FIN 46 will have on the financial condition or results of operation of the Partnership.
In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS No. 150) establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, SFAS No. 150 requires the Partnership to classify certain instruments with specific characteristics described in it as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The General Partner does not expect that the adoption of SFAS No. 150 will have a significant impact on either its financial position or results of operations.

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

Other factors affecting the Partnership’s operations during the remainder of 2003 and beyond include:

(1)   During 2003 a significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. The General Partner anticipates that this will result in a significant decrease in lease revenues;

(2)   Signs of economic recovery in the railcar segment continue to be mixed. Total industrial production rose in May for the first time in three months and Leading Economic Indicators remain positive. However, costs in the fertilizer industry have remained high, putting pressure on the profitability of ammonia producers, a key market segment for the demand of the types of railcars which are the core of Partnership's fleet. As manufacturing recovers, chemical and allied products carloadings are generally forecast to grow between 1% and 3% in the third and fourth quarters of 2003. North American railcar manufacturing capacity utilization, as reported informally by the manufacturers themselves, continues to increase and lead times are extending. Full service leasing has been on a slightly positive trend since the third quarter of 2002. The speed of recovery in lease rates will continue to be dependent on the number of idle railcars in fleets owned by various shippers;

(3)   The Partnership’s partially-owned marine vessel is designated as a Clean Product Carrier and as such transports and trades on voyage and term charters with Clean Petroleum Products such as gasoline, jet fuel, clean diesel oil, condensate, etc. and on occasion clean chemicals in liquid form . Freight rates are usually dependent upon the overall condition of the international economy and world events . Freight rates earned during most of 2002 were depressed . In the fourth quarter of 2002 and into 2003, freight rates for the Partnership's partially-owned marine vessel started to increase due to a shift upward in worldwide crude oil prices due to political instability in the Middle East, Iraq, and the petroleum industry general strikes and political unrest in Venezuela. Both issues have since been largely resolved in 2003 and the transportation markets have softened since resolution. The General Partner believes that these markets will firm up again with increase in worldwide economies and demand in the fourth quarter 2003 ;

(4)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry caused by lower passenger travel following the events of September 11, 2001, a weak domestic economy and the war in Iraq. The General Partner believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The General Partner does not expect these aircraft to return to their pre-September 11, 2001 values. During 2003, severe acute respiratory syndrome (SARS) has had a dramatic effect on passenger travel to countries in Asia and to a certain extent, Canada.

In the six months ended June 30, 2003, the Partnership’s owned aircraft components came off-lease. The General Partner is currently marketing this equipment for lease or for sale. Due to the poor market condition for equipment of this type, the equipment may be off-lease for a considerable period of time.

The lessee of the Partnership’s owned MD-80 commercial aircraft that is on lease until July 2008 has encountered financial difficulty and may go into bankruptcy. If the airline does go into bankruptcy, the aircraft could be returned to the Partnership prior to its lease expiration date or, alternatively, the Partnership could attempt to renegotiate with the carrier at a significantly lower lease rate. Due to the poor market condition for equipment of this type, if the equipment is returned prior to its lease expiration date, it may either be off-lease for a considerable period of time or re-leased at a substantially lower rate. In an effort to assist the airline to stay out of bankruptcy, the Partnership reduced the lease payment due on this aircraft by approximately 5% a month.;

(5)   Utilization of intermodal trailers owned by the Partnership was 52% in the three months ended June 30, 2003 which was approximately 3% below the three months ended June 30, 2002.  Industry-wide utilization of intermodal trailers was 46% in the three months ended June 30, 2003 compared to 51% in the same period of 2002.  As the Partnership's trailers are smaller than many shippers prefer, the General Partner expects utilization to have little opportunity to increase over the next few years;

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

(7)   The management fee rate paid by the Partnership was reduced by 25% for the period starting January 1, 2003 and ending June 30, 2005; and

(8)   As a result of the increase in off-lease equipment in its railcar and aircraft fleet, the General Partner expects the Partnership will be paying higher remarketing and storage costs during the remainder of 2003.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal and interest on debt, purchase additional equipment and pay cash distributions to the partners.

(VI)   FORWARD-LOOKING INFORMATION

Except for the historical information contained herein, this Form 10-QSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-QSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-QSB. There are a number of important factors that could cause actual results to differ materially from those expressed in any forward-looking statements made herein. These factors include, but are not limited to, the collection of the Partnership’s contracted rents, the realization of residual proceeds, and future economic conditions.

ITEM 3.   CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The General Partner’s management, including it’s President and Chief Accounting Officer (CAO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of control can provide absolute assurance that all control issues and instances of fraud, if any, within the Partnership have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or by management override of the control. The design of any system of controls also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure control provide reasonable assurances that the objectives of our control system are met.

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1)   Within the 90-day period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CAO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and CAO concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership’s exchange act filings.

(2)   There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the General Partner carried out its evaluations.
- -

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits

                           10.1    Fifth Amendment to the Warehouse Credit Agreement, dated June 30, 2003.

10.2   First Amendment to Credit Agreement, dated March 2, 2003.

         10.3   Second Amendment to Credit Agreement, dated June 30, 2003.

   (b)    Reports on Form 8-K

Report dated June 5, 2003 announcing the engagement of Ernst & Young LLP as the Partnership’s auditors and the dismissal of Deloitte & Touche LLP.

(This space intentionally left blank)

- -

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

Date: August 13, 2003    By:   /s/ James A. Coyne
   James A. Coyne
   President

- -

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

Date: August 13, 2003    By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer
   (Principal Financial Officer)

- -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

   PLM EQUIPMENT GROWTH FUND VI

   By:    PLM Financial Services, Inc.
   General Partner

Date: August 13, 2003    By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund VI (the Partnership), that the Quarterly Report of the Partnership on Form 10-QSB for the period ended June 30, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

   PLM EQUIPMENT GROWTH FUND VI

   By:    PLM Financial Services, Inc.
   General Partner

Date: August 13, 2003    By:   /s/ James A. Coyne
   James A. Coyne
   President

Date: August 13, 2003    By:   /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer