Form 10QSB
period 2003-09-30
PLM EQUIPMENT GROWTH FUND VI
filed 2003-11-13
CIK 874395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended September 30, 2003

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	September 30,	December 31,
	2003	2002

Assets

Equipment held for operating leases	$66,256	$62,686
Less accumulated depreciation	(47,720)	(44,382)

Net equipment	18,536	18,304

Cash and cash equivalents	6,766	8,286
Restricted cash	410	410
Accounts receivable, less allowance for doubtful accounts
of $419 in 2003 and $425 in 2002	997	944
Investments in unconsolidated special-purpose entities	10,389	12,625
Deferred charges, net of accumulated amortization of
$472 in 2003 and $368 in 2002	278	342
Prepaid expenses and other assets	162	273

Total assets	$37,538	$41,184

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$225	$449
Due to affiliates	1,713	1,391
Lessee deposits	21	18
Notes payable	9,750	12,750
Total liabilities	11,709	14,608

Commitments and contingencies

Partners’ capital:
Limited partners (7,730,965 limited partnership units)	25,829	26,576
General Partner	--	--

Total partners’ capital	25,829	26,576

Total liabilities and partners’ capital	$37,538	$41,184

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average unit amounts)
(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues

Lease revenue	$2,262	$2,350	$6,384	$7,321
Interest and other income	12	97	53	137
Gain on disposition of equipment	37	10	108	123
Loss on disposition of equipment	(4)	(2)	(26)	--
Total revenues	2,307	2,455	6,519	7,581

Expenses

Depreciation and amortization	1,231	977	3,620	3,014
Repairs and maintenance	321	315	827	909
Equipment operating expense	9	22	20	61
Insurance expense	67	38	192	112
Management fees to affiliate	90	131	274	407
Interest expense	158	194	472	654
General and administrative expenses
to affiliates	95	23	165	153
Other general and administrative expenses	263	376	904	1,810
Loss on impairment of equipment	201	--	278	--
(Recovery of) provision for bad debts	(14)	2	19	31
Total expenses	2,421	2,078	6,771	7,151

Equity in net loss of unconsolidated
special-purpose entities	(26)	(290)	(495)	(600)

Net (loss) income	$(140)	$87	$(747)	$(170)

Partners' share of net (loss) income

Limited partners	$(140)	$87	$(747)	$(170)
General Partner	--	--	--	--

Total	$(140)	$87	$(747)	$(170)

Limited partners' net (loss) income per
weighted-average limited partnership unit	$(0.02)	$0.01	$(0.10)	$(0.02)

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the period from December 31, 2002 to September 30, 2003
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners’ capital as of December 31, 2002	$26,576	$--	$26,576

Net loss	(747)	--	(747)

Partners’ capital as of September 30, 2003	$25,829	$--	$25,829

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
For the Nine Months Ended September 30,
	2003	2002

Operating activities

Net loss	$(747)	$(170)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	3,620	3,014
Amortization of debt placement fees	94	113
Net gain on disposition of equipment	(82)	(123)
Loss on impairment of equipment	278	--
Provision for bad debts	19	31
Equity in net loss from unconsolidated special-purpose
entities	495	600
Changes in operating assets and liabilities:
Accounts receivable, net	(72)	522
Prepaid expenses and other assets	111	(30)
Accounts payable and accrued expenses	(224)	119
Due to affiliates	322	364
Lessee deposits	3	(24)
Net cash provided by operating activities	3,817	4,416

Investing activities

Payments for the purchase of equipment and capitalized repairs	(4,100)	(2)
Payment of acquisition fees to affiliate	(184)	--
Payment of lease negotiation fees to affiliate	(41)	--
Distribution from unconsolidated special-purpose entities	1,741	1,567
Proceeds from disposition of equipment	247	347

Net cash (used in) provided by investing activities	(2,337)	1,912

Financing activities

Payment of notes payable	(3,000)	(21,500)
Payment of debt placement fees	--	(42)
Proceeds from notes payable	--	15,000
Canceled purchase of limited partnership units	--	174
Refund from limited partnership units not eligible for purchase	--	11
Net cash used in financing activities	(3,000)	(6,357)

Net decrease in cash and cash equivalents	(1,520)	(29)
Cash and cash equivalents at beginning of period	8,286	8,051

Cash and cash equivalents at end of period	$6,766	$8,022

Supplemental information

Non cash cancellation of purchase of limited partnership units	$--	$174

Interest paid	$529	$441

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed financial statements contain all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the unaudited condensed financial position of PLM Equipment Growth Fund VI (the Partnership) as of September 30, 2003 and December 31, 2002, the unaudited condensed statements of operations for the three and nine months ended September 30, 2003 and 2002, the unaudited condensed statements of changes in partners’ capital for the period from December 31, 2002 to September 30, 2003, and the unaudited condensed statements of cash flows for the nine months ended September 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted from the accompanying condensed financial statements. For further information, reference should be made to the financial statements and notes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2002, on file at the Securities and Exchange Commission.

2.    Schedule of Partnership Phases

The Partnership is currently in its investment phase during which the Partnership uses cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership.

The Partnership may commit its cash flow, surplus cash and equipment disposition proceeds to purchase additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment and by certain other events.

3.    Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations. These reclassifications did not have any effect on total assets, total liabilities, partners’ capital, or net (loss) income.

4.    Transactions with General Partner and Affiliates

The balance due to affiliates as of September 30, 2003 and December 31, 2002, included $0.1 million due to PLM Financial Services, Inc. (FSI or the General Partner) and its affiliates for management fees and $1.6 million and $1.3 million, respectively, due to affiliated unconsolidated special-purpose entities (USPEs).

The Partnership’s proportional share of the affiliated expenses incurred by USPEs during 2003 and 2002 is listed in the following table (in thousands of dollars):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002

Management fees	$30	$25	$151	$174
Data processing and administrative
expenses	4	2	11	51

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of USPEs.

During the nine months ended September 30, 2003, the Partnership purchased railcars and paid FSI $0.2 million for acquisition fees and $41,000 for lease negotiation fees. No similar fees were paid during the same period of 2002.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.    Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	September 30,	December 31,
	2003	2002

Marine containers	$23,662	$24,223
Railcars	21,158	17,027
Aircraft and components	16,224	16,224
Trailers	5,212	5,212

	66,256	62,686
Less accumulated depreciation	(47,720)	(44,382)

Net equipment	$18,536	$18,304

As of September 30, 2003, all owned equipment in the Partnership’s portfolio was on lease except for 170 railcars, a portfolio of aircraft components and 15 marine containers with an aggregate net book value of $1.3 million. As of December 31, 2002, all owned equipment in the Partnership's portfolio was on lease except for 15 marine containers and 183 railcars with an aggregate net book value of $0.9 million.

During the nine months ended September 30, 2003, the Partnership purchased railcars for $4.3 million including acquisition fees of $0.2 million.

During the nine months ended September 30, 2003, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.2 million. During the nine months ended September 30, 2002, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.3 million.

Equipment held for operating leases is stated at cost less any reductions to the carrying value as required by Financial Accounting Standards Board (FASB) No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". During the nine months ended September 30, 2003, the Partnership recorded an impairment of $0.2 million to owned aircraft components and $0.1 million to owned railcars.

During 2003, the Partnership marketed the aircraft components for re-lease or sale and this indicated to the General Partner that an impairment may exist. The General Partner determined the fair value of the aircraft components based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft components, estimated sales proceeds and holding costs excluding interest. Additionally, during 2003, the Partnership recorded an impairment of $0.1 million to 19 owned railcars with cracks in the seal weld. The General Partner determined that these railcars should be scrapped. This indicated that an impairment to these railcars may exist. The fair value of the railcars with this defect was determined by using industry expertise.

No reductions were required to the carrying value of the owned equipment during the nine months ended September 30, 2002.

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of September 30, 2003 and December 31, 2002 (in thousands of dollars):

	Boeing	Aero
	737-300	California	Lion
As of September 30, 2003	Trust 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$9,485	$--	$6,437
Receivables	--	--	1,002
Due from affiliate	2,312	420	--
Finance lease receivable	--	1,917	--
Other assets	1	71	1

Total assets	$11,798	$2,408	$7,440

Liabilities
Accounts payable	$1	$--	$259
Due to affiliates	14	2	85
Lessee deposits and reserve for repairs	2,312	420	171

Total liabilities	2,327	422	515

Equity	9,471	1,986	6,925

Total liabilities and equity	$11,798	$2,408	$7,440

Partnership’s share of equity	$5,959	$794	$3,636	$10,389

	Boeing	Aero
	737-300	California	Lion
As of December 31, 2002	Trust 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$12,355	$--	$7,356
Receivables	--	--	716
Due from affiliate	1,825	420	--
Finance lease receivable	--	2,425	--
Other assets	3	137	10

Total assets	$14,183	$2,982	$8,082

Liabilities
Accounts payable	$--	$1	$548
Due to affiliates	7	2	44
Lessee deposits and reserve for repairs	1,825	420	97

Total liabilities	1,832	423	689

Equity	12,351	2,559	7,393

Total liabilities and equity	$14,183	$2,982	$8,082

Partnership’s share of equity	$7,733	$1,024	$3,868	$12,625

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
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.    Investments in Unconsolidated Special-Purpose Entities (continued)

Partnership‘s proportional share of income (loss) in each entity for the three and nine months ended September 30, 2003 and 2002 (in thousands of dollars):

	Boeing	Aero
For the three months ended	737-300	California	Lion
September 30, 2003	Trust 1	Trust 2	Partnership 3	Total

Revenues	$465	$86	$1,744
Less: Direct expenses	4	4	1,383
Indirect expenses	534	26	367
Net (loss) income	$(73)	$56	$(6)

Partnership’s share of net (loss) income	$(55)	$22	$7	$(26)

	Boeing	Aero
For the three months ended	737-300	California	Lion
September 30, 2002	Trust 1	Trust 2	Partnership 3	Other	Total

Revenues	$465	$119	$1,013	$--
Less: Direct expenses	12	5	977	(24)
Indirect expenses	651	29	427	--

Net (loss) income	$(198)	$85	$(391)	$24

Partnership’s share of net (loss) income	$(114)	$34	$(216)	$6	$(290)

	Boeing	Aero
For the nine months ended	737-300	California	Lion
September 30, 2003	Trust 1	Trust 2	Partnership 3	Total

Revenues	$1,395	$284	$5,700
Less: Direct expenses	11	14	3,740
Indirect expenses	1,632	84	1,208
Loss on impairment of equipment	1,321	--	--

Net (loss) income	$(1,569)	$186	$752

Partnership’s share of net (loss) income	$(962)	$74	$393	$(495)

	Boeing	Aero
For the nine months ended	737-300	California	Lion
September 30, 2002	Trust 1	Trust 2	Partnership 3	Other	Total

Revenues	$1,395	$384	$4,009	$--
Less: Direct expenses	28	17	3,101	(22)
Indirect expenses	2,103	101	1,429	--

Net (loss) income	$(736)	$266	$(521)	$22

Partnership’s share of net (loss) income	$(427)	$106	$(285)	$6	$(600)

In accordance to FASB No. 144, during 2003 the General Partner recorded an impairment of $1.3 million to a Boeing 727-300 commercial aircraft. Declining fair values of aircraft similar to the one owned by the USPE, indicated to the General Partner that an impairment to this aircraft may exist. The General Partner determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft, estimated sales proceeds and holding costs excluding interest. No reductions were required to the carrying value of the remaining jointly-owned equipment during the nine months ended September 30, 2002.
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
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.    Investments in Unconsolidated Special-Purpose Entities (continued)

As of September 30, 2003 and December 31, 2002, all jointly-owned equipment in the Partnership’s USPE portfolio was on lease.

7.    Operating Segments

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing and marine container leasing. Each equipment leasing segment primarily engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$--	$518	$855	$174	$715	$--	$2,262
Interest income and other income	--	--	--	--	--	12	12
Gain (loss) on disposition of equipment	--	--	(4)	--	37	--	33

Total revenues	--	518	851	174	752	12	2,307

Expenses
Operations support	--	--	294	68	16	19	397
Depreciation and amortization	--	--	666	72	490	3	1,231
Interest expense	--	--	--	--	--	158	158
Management fees to affiliate	--	12	45	6	27	--	90
General and administrative expenses	--	11	111	46	--	190	358
Loss on impairment of equipment		140	61	--	--	--	201
Recovery of bad debts	--	--	(14)	--	--	--	(14)
Total expenses	--	163	1,163	192	533	370	2,421

Equity in net income (loss) of USPEs	7	(33)	--	--	--	--	(26)

Net income (loss)	$7	$322	$(312)	$(18)	$219	$(358)	$(140)

Total assets as of September 30, 2003	$3,636	$7,232	$7,308	$809	$10,937	$7,616	$37,538

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
September 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other 2	Total

Revenues
Lease revenue	$--	$409	$784	$175	$982	$--	$2,350
Interest income and other income	71	--	--	--	--	26	97
Gain on disposition of equipment	--	--	(2)	--	10	--	8

Total revenues	71	409	782	175	992	26	2,455

Expenses
Operations support	6	1	179	164	10	15	375
Depreciation and amortization	--	47	235	73	598	24	977
Interest expense	--	--	--	--	--	194	194
Management fees to affiliate	--	16	56	10	49	--	131
General and administrative expenses	1	31	56	39	--	272	399
Provision for (recovery of) bad debts	--	--	1	1	--	--	2
Total expenses	7	95	527	287	657	505	2,078

Equity in net loss of USPEs	(210)	(80)	--	--	--	--	(290)

Net income (loss)	$(146)	$234	$255	$(112)	$335	$(479)	$87

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.    Operating Segments (continued)

	Marine				Marine
For the nine months ended	Vessel	Aircraft	Railcar	Trailer	Container
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$--	$1,174	$2,522	$473	$2,215	$--	$6,384
Interest income and other income	--	5	--	--	--	48	53
Gain (loss) on disposition of equipment	--	--	(26)	--	108	--	82

Total revenues	--	1,179	2,496	473	2,323	48	6,519

Expenses
Operations support	--	(1)	686	259	39	56	1,039
Depreciation and amortization	--	36	1,821	218	1,538	7	3,620
Interest expense	--	--	--	--	--	472	472
Management fees to affiliate	--	39	134	18	83	--	274
General and administrative expenses	--	101	237	117	--	614	1,069
Loss on impairment of equipment	--	217	61	--	--	--	278
Provision for bad debts	--	--	19	--	--	--	19
Total expenses	--	392	2,958	612	1,660	1,149	6,771

Equity in net income (loss) of USPEs	393	(888)	--	--	--	--	(495)

Net income (loss)	$393	$(101)	$(462)	$(139)	$663	$(1,101)	$(747)

Equipment purchases and
capitalized improvements	$--	$--	$4,100	$--	$--	$--	$4,100

Acquisition fees to affiliate	$--	$--	$184	$--	$--	$--	$184

	Marine				Marine
For the nine months ended	Vessel	Aircraft	Railcar	Trailer	Container
September 30, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$--	$1,228	$2,591	$559	$2,943	$--	$7,321
Interest income and other income	71	--	--	--	--	66	137
Gain on disposition of equipment	--	--	10	--	113	--	123

Total revenues	71	1,228	2,601	559	3,056	66	7,581

Expenses
Operations support	1	22	557	424	31	47	1,082
Depreciation and amortization	--	142	707	218	1,878	69	3,014
Interest expense	--	--	--	--	--	654	654
Management fees to affiliate	--	50	181	29	147	--	407
General and administrative expenses	1	128	134	114	1	1,585	1,963
Provision for bad debts	--	--	14	17	--	--	31
Total expenses	2	342	1,593	802	2,057	2,355	7,151

Equity in net loss of USPEs	(279)	(321)	--	--	--	--	(600)

Net income (loss)	$(210)	$565	$1,008	$(243)	$999	$(2,289)	$(170)

8.    Net (Loss) Income Per Weighted-Average Limited Partnership Unit

Net (loss) income per weighted-average limited partnership unit was computed by dividing net loss or income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2003 was 7,730,965. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2002 was 7,730,965 and 7,736,749, respectively.

1  Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.    Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility, which was scheduled to expire on September 30, 2003, was extended until December 31, 2003 during September 2003. As of September 30, 2003 and December 31, 2002, the Partnership had no borrowings outstanding under this facility.

The Partnership’s note payable has a drawdown period that was scheduled to expire on September 30, 2003. During the third quarter of 2003, this date was extended to December 31, 2003.

The Partnership made the regularly scheduled principal payments totaling $3.0 million to the lender of the notes payable during the nine months ended September 30, 2003.

10.    Commitments and Contingencies

FSI arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. FSI anticipates that 735 of these railcars will be leased by an entity other than the Partnership. The remaining 315 railcars costing approximately $23 million, will be purchased by FSI, the Partnership or an affiliated program. As of September 30, 2003, approximately 66% of these railcars have been purchased by FSI or an affiliated program for approximately $15 million. The remaining 34% of these railcars will be purchased in 2004. While FSI has not determined if the Partnership will purchase either the railcars originally purchased by FSI or any of the railcars remaining to be purchased under the agreement, it is possible the Partnership may purchase some railcars.

At September 30, 2003, railcars with an original equipment cost of $16.2 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of September 30, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$23,799	[1] $16,159	$7,640	$--	$--
Notes payable	9,750	3,000	6,000	750	--
Line of credit	--	--	--	--	--

	$33,543	$19,159	$13,640	750	$--

1  While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11.    Recent Accounting Pronouncements

In January 2003, FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not completed its analysis and has not concluded on the impact that FIN 46 will have.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150) which establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was to be effective for the Partnership’s quarter ending September 30, 2003. In October 2003, however, the FASB deferred the application of SFAS No. 150 indefinitely.

In September 2001, the Accounting Standards Executive Committee (AcSEC) issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" (the "Proposed Statement"). On September 9, 2003, AcSEC voted to approve the Proposed Statement and is expected to present it to the FASB in the first quarter of 2004. At this time, it is unclear whether the Proposed Statement will be issued or in what form. If the existing Proposed Statement is issued, it would require the Partnership to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life.

12.    Subsequent Event

During October 2003, a jointly owned Boeing 737-300 commercial aircraft, in which the Partnership has a 62% interest, required an engine overhaul totaling approximately $0.9 million. The General Partner believes that there are adequate engine reserves collected from the lessee to cover the cost of the overhaul and there will be no impact to the Partnership’s statement of operations. The Partnership will fund its proportional share of the engine overhaul from its balance in due to affiliates.

During October 2003, the General Partner amended the lease agreement with the lessee in an USPE that owns two commercial aircraft. Under the terms of the amendment, the lease will be extended for an additional three months after which, the lessee can purchase the aircraft for one dollar. This will result in an impairment of $0.4 million to this USPE. The Partnership’s proportional share of this impairment of $0.2 million related to this transaction will be recorded during the fourth quarter 2003.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)    RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI’s (the Partnership’s) Operating Results for the Three Months Ended September 30, 2003 and 2002

(A)    Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2003, compared to the same period of 2002. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, loss on impairment of equipment and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended September 30,
	2003	2002

Marine containers	$699	$972
Railcars	561	605
Aircraft and components	518	408
Trailers	106	11

Marine containers: Marine container lease revenues and direct expenses were $0.7 million and $16,000, respectively, for the three months ended September 30, 2003, compared to $1.0 million and $10,000, respectively, during the same period of 2002. The decrease in lease revenues of $0.3 million during the third quarter of 2003 compared to the same period of 2002 was due to some of the marine containers owned by the Partnership switching from a fixed lease rate to utilization based rate resulting in lower lease revenues. Additional marine containers owned by the Partnership will be converting from a fixed term lease to one based on utilization over the next 24 months. This is expected to cause lease revenues to decline further.

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.3 million, respectively, for the three months ended September 30, 2003, compared to $0.8 million and $0.2 million, respectively, during the same quarter of 2002. An increase in railcar lease revenues of $0.2 million during the third quarter of 2003 was due to the purchase and lease of railcars during 2003. This increase was partially offset by a decrease of $0.1 million caused by the increase in the number of railcars off-lease compared to the same period of 2002. An increase in railcar direct expenses of $0.1 million in the third quarter 2003 was due to an increase in the repairs and maintenance of $0.1 million and by an increase in insurance expense of $22,000 compared to the same period of 2002.

Aircraft and components: Aircraft and components lease revenues and direct expenses were $0.5 million and $-0-, respectively, for the three months ended September 30, 2003, compared to $0.4 million and $1,000, respectively, during the same period of 2002. An increase in aircraft and components lease revenues of $0.2 million was due to the receipt of a loss deficiency from a former lessee of the aircraft components offset in part, by a decrease of $0.1 million due to the aircraft components being off-lease during the third quarter of 2003 compared to the same period of 2002 when they were on-lease. These aircraft components are being marketed for sale or lease. Due to the soft market condition for this type of equipment, they may be off-lease for a considerable period of time.

Trailers:    Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the three months ended September 30, 2003 and 2002, compared to $0.2 million and $0.2 million, respectively, during the same period of 2002. The increase in trailer contributions of $0.1 million was due to lower repairs and maintenance compared to the same period of 2002.

(B)    Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.0 million for the quarter ended September 30, 2003 increased from $1.7 million for the same period in 2002. Significant variances are explained as follows:

(i)    A $0.3 million increase in depreciation and amortization expenses from 2002 levels reflects the increase of approximately $0.6 million caused by the purchase of railcars during 2003 partially offset by a decrease of $0.3 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

(ii)    Loss on impairment of equipment increased $0.2 million during 2003 and resulted from the Partnership reducing the carrying value of owned aircraft components by $0.1 million and owned railcars by $0.1 million to their estimated fair value. No impairment of equipment was required during the same period of 2002;

(iii)    A $41,000 decrease in management fees was the result of a decrease of $10,000 due to lower lease revenues earned in the three months ended September 30, 2003 compared to the same period of 2002 and a decrease of $31,000 resulting from the temporary decrease in the management fee rate paid by the Partnership; and

(iv)    A $41,000 decrease in general and administrative expenses during the three months ended September 30, 2003 resulted from lower mailing costs of $10,000, lower consulting fees of $18,000, lower legal fees of $16,000 and lower costs being charged to the Partnership for certain administrative services of approximately of approximately $48,000. These decreases were partially offset by increases of $0.1 million insurance costs.

(C)    Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the third quarter of 2003 totaled $33,000, and resulted from the sale of marine containers and railcars, with an aggregate net book value of $40,000 for proceeds of $0.1 million. The net gain on the disposition of owned equipment for the third quarter of 2002 totaled $8,000, and resulted from the sale of marine containers and a railcar, with an aggregate net book value of $0.1 million for proceeds of $0.1 million.

(D)    Equity in Net Loss of Unconsolidated Special-Purpose Entities (USPEs)

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months
	Ended September 30,
	2003	2002

Marine vessel	$7	$(210)
Aircraft	(33)	(80)
Equity in net loss of USPEs	$(26)	$(290)

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the USPEs:

Marine vessel:    As of September 30, 2003 and 2002, the Partnership owned an interest in an entity that owned a marine vessel. During the three months ended September 30, 2003, lease revenues of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. During the same period of 2002, lease revenues of $0.5 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million.

Marine vessel lease revenues increased $0.4 million during the three months ended September 30, 2003 due to higher charter rates earned during the third quarter of 2003 compared to the same period of 2002.

Marine vessel direct expenses increased $0.2 million during the three months ended September 30, 2003 compared to the same period in 2002 due to higher operating expenses.

Aircraft: As of September 30, 2003 and 2002, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the third quarter of 2003 and 2002, revenues of $0.3 million were offset by depreciation expense, direct expenses and administrative expenses of $0.4 million.

Aircraft contribution increased $47,000 due primarily to a decrease in depreciation expense caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E)    Net (Loss) Income

As a result of the foregoing, the Partnership's net loss for the three months ended September 30, 2003 was $0.1 million, compared to a net income of $0.1 million during the same period of 2002. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2003 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Nine Months Ended September 30, 2003 and 2002

(A)    Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2003, compared to the same period of 2002. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2003	2002

Marine containers	$2,176	$2,912
Railcars	1,836	2,034
Aircraft and components	1,175	1,206
Trailers	214	135

Marine containers: Marine container lease revenues and direct expenses were $2.2 million and $39,000, respectively, for the nine months ended September 30, 2003, compared to $2.9 million and $31,000, respectively, during the same period of 2002. The decrease in lease revenues of $0.7 million during the nine months ended September 30, 2003 was due to certain marine containers owned by the Partnership switching from a fixed lease rate to utilization based rate resulting in lower lease revenues. Additional marine containers owned by the Partnership will be converting from a fixed term lease to one based on utilization over the next 24 months. This is expected to cause lease revenues to decline further.

Railcars: Railcar lease revenues and direct expenses were $2.5 million and $0.7 million, respectively, for the nine months ended September 30, 2003, compared to $2.6 million and $0.6 million, respectively, during the same period of 2002. Railcar lease revenues decreased $0.6 million primarily due to a higher number of off-lease railcars. This decrease was partially offset by an increase of $0.5 million compared to the same period of 2002 resulting from the purchase and lease of railcars during the nine months ended September 30, 2003.

Aircraft and components: Aircraft and components lease revenues and direct expenses were $1.2 million and $(1,000), respectively, for the nine months ended September 30, 2003, compared to $1.2 million and $22,000, respectively, during the same period of 2002. Although lease revenues remained relatively the same for both periods, an increase in aircraft and components lease revenues of $0.2 million was due to the receipt of a loss deficiency from the former lessee of the aircraft components offset in part, by a decrease of $0.3 million due to the aircraft components being off-lease during eight months of 2003 compared to the same period of 2002 when they were on-lease for nine months. Due to the soft market condition for this type of equipment, they may be off-lease for a considerable period of time.

Trailers:    Trailer lease revenues and direct expenses were $0.5 million and $0.3 million, respectively, for the nine months ended September 30, 2003, compared to $0.6 million and $0.4 million, respectively, during the same period of 2002. The decrease in trailer lease revenues of $0.1 million was due to lower utilization compared to the same period of 2002. The decrease of $0.2 million in trailer direct expenses was due to a decrease in the repairs and maintenance that resulted from lower utilization.

(B)    Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.8 million for the nine months ended September 30, 2003 decreased from $6.1 million for the same period in 2002. Significant variances are explained as follows:

(i)    A $0.9 million decrease in general and administrative expenses during the nine months ended September 30, 2003 was due to a $1.0 million debt prepayment penalty in the first quarter 2002 related to the Partnership’s note payable, a similar event did not occur during 2003. This decrease was partially offset by a $0.1 increase in administrative services during 2003;

(ii)    A $0.2 million decrease in interest expense resulted from lower average borrowings outstanding in the nine months ended September 30, 2003 compared to the same period of 2002;

(iii)    A $0.1 million decrease in management fees was the result of a decrease of $0.1 million due to lower lease revenues earned in the nine months ended September 30, 2003 compared to the same period of 2002 and a decrease of $0.1 million resulting from the temporary decrease in the management fee rate paid by the Partnership;

(iv)    A $0.6 million increase in depreciation and amortization expenses from 2002 levels reflects the increase of approximately $1.3 million caused by the purchase of railcars during the nine months ended September 30, 2003 partially offset by a decrease of $0.8 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned; and

(v)    A $0.3 million increase in the loss on impairment of equipment resulted from the Partnership reducing the carrying value of the owned aircraft components by $0.3 million and railcars by $0.1 million to their estimated fair value. No impairment of equipment was required during the nine months ended September 30, 2002.

(C)    Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the nine months ended September 30, 2003 totaled $0.1 million, and resulted from the disposition of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.2 million. The net gain on the disposition of owned equipment for the nine months ended September 30, 2002 totaled $0.1 million and resulted from the disposition of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.3 million.

(D)    Equity in Net Loss of Unconsolidated Special-Purpose Entities

Equity in net income (loss) of USPEs represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities are single purpose and have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2003	2002

Marine vessels	$393	$(279)
Aircraft	(888)	(321)
Equity in net loss of USPEs	$(495)	$(600)

The following USPE discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, administrative expenses and loss on impairment of equipment in the USPEs:

Marine vessels:    As of September 30, 2003 and 2002, the Partnership owned an interest in an entity that owned a marine vessel. During the nine months ended September 30, 2003, lease revenues of $3.0 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $2.6 million. During the same period of 2002, lease revenues of $2.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.4 million.

Marine vessel lease revenues increased $0.9 million during the nine months ended September 30, 2003 due to higher charter rates earned during the nine months ended September 30, 2003 compared to the same period of 2002.

Marine vessel direct expenses increased $0.2 million during the nine months ended September 30, 2003 compared to the same period in 2002 due to higher operating expenses of $0.3 million partially offset by lower depreciation expense of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Aircraft: As of September 30, 2003 and 2002, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the nine months ended September 30, 2003, revenues of $1.0 million were offset by depreciation expense, direct expenses and administrative expenses of $1.0 million and a loss on the impairment of equipment of $0.8 million. During the same period of 2002, revenues of $1.0 million were offset by depreciation expense, direct expenses and administrative expenses of $1.3 million.

Aircraft revenues decreased $40,000 due to a lower outstanding principal balance on the finance lease compared to 2002.

Depreciation expense, direct expenses, and administrative expenses decreased $0.3 million during the nine months ended September 30, 2003. A decrease of $0.2 million resulted from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.1 million resulting from lower professional services expense. The $0.8 million increase in the loss on impairment of equipment resulting from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to its estimated fair value. No impairment of equipment was required during the nine months ended September 30, 2002.

(E)    Net Loss

As a result of the foregoing, the Partnership's net loss for the nine months ended September 30, 2003 was $0.7 million, compared to a net loss of $0.2 million during the same period of 2002. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2003 is not necessarily indicative of future periods.

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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Revenue recognition: Lease revenues are payable to the Partnership monthly and no significant amounts are calculated on factors other than the passage of time. The Partnership’s leases are accounted for as operating leases and are noncancellable. Rents received prior to their due dates are deferred.

The Partnership has an investment in an USPE that owns aircraft jointly with other affiliated programs. These aircraft are leased on a direct finance lease. The USPE’s revenues from the direct finance lease are based on a monthly amortization schedule.

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. The General Partner has chosen a depreciation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

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

(III)    FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2003, the Partnership generated cash from operations of $3.8 million to meet its operating obligations, purchase additional equipment, pay debt and interest payments and maintain working capital reserves.

During the nine months ended September 30, 2003, the Partnership purchased railcars for $4.1 million and paid FSI $0.2 million for acquisition fees and $41,000 for lease negotiation fees. The Partnership also disposed of owned equipment and received aggregate proceeds of $0.2 million.

Accounts receivable increased $0.1 million during the nine months ended September 30, 2003 due to the timing of cash receipts.

Investments in USPEs decreased $2.2 million during the nine months ended September 30, 2003 due to cash distributions of $1.7 million from the USPEs to the Partnership and a $0.5 million loss that was recorded by the Partnership for its equity interests in the USPEs.

Prepaid expenses decreased $0.1 million during 2003 due to the expense of insurance expenses during 2003 that were paid during 2002.

Accounts payable decreased $0.2 million during the nine months ended September 30, 2003 due to the timing of cash payments.

Due to affiliates increased $0.3 million during the nine months ended September 30, 2003 due to the receipt of additional engine reserves due to an USPE. During October 2003, a jointly owned Boeing 737-300 commercial aircraft, of which the Partnership has an 62% interest, required an engine overhaul totaling approximately $0.9 million. The Partnership will fund its proportional share of the engine overhaul from its balance in due to affiliates.

The Partnership made its scheduled principal payments totaling $3.0 million on the notes payable during the nine months ended September 30, 2003. The Partnership is scheduled to make a quarterly debt payment of $0.8 million plus interest to the lenders of the notes payable in the fourth quarter of 2003. The cash for this payment will come from operations and equipment dispositions. Under the terms of the amended loan agreement, the Partnership is able to borrow up to $15.0 million until December 31, 2003.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC and Acquisub LLC, a wholly owned subsidiary of PLM International Inc. (PLMI). The facility provides for financing up to 100% of the cost of the equipment and expires on December 30, 2003. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than December 31, 2003. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI. The Partnership is not liable for the advances made to other borrowers.

As of November 13, 2003, Acquisub LLC had outstanding borrowings on the warehouse facility of $10.0 million. There were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

FSI arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. FSI anticipates that 735 of these railcars will be leased by an entity other than the Partnership. The remaining 315 railcars costing approximately $23 million, will be purchased by FSI, the Partnership or an affiliated program. As of September 30, 2003, approximately 66% of these railcars have been purchased by FSI or an affiliated program for approximately $15 million. The remaining 34% of these railcars will be purchased in 2004. While FSI has not determined if the Partnership will purchase either the railcars originally purchased by FSI or any of the railcars remaining to be purchased under the agreement, it is possible the Partnership may purchase some railcars.

At September 30, 2003, railcars with an original equipment cost of $16.2 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

Commitments and contingencies as of September 30, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5	After 5
Current Obligations	Total	1 Year	Years	Years	Years

Commitment to purchase railcars	$23,799	[1] $16,159	$7,640	$--	$--
Notes payable	9,750	3,000	6,000	750	--
Line of credit	--	--	--	--	--

	$33,543	$19,159	$13,640	750	$--

1    While FSI has neither determined if a Program Affiliates will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

(IV)    RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation clarifies existing accounting principles related to the preparation of consolidated financial statements when the owners of an USPE do not have the characteristics of a controlling financial interest or when the equity at risk is not sufficient for the entity to finance its activities without additional subordinated financial support from others. FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by December 31, 2003 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner has not completed its analysis and has not concluded on the impact that FIN 46 will have.

In May 2003, FASB issued Statement of Financial Accounting Standard No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150) which establishes standards for how the Partnership classifies and measures certain financial instruments with characteristics of both liabilities and equity. This standard was to be effective for the Partnership’s quarter ending September 30, 2003. In October 2003, however, the FASB deferred the application of SFAS No. 150 indefinitely.

In September 2001, the Accounting Standards Executive Committee (AcSEC) issued an Exposure Draft on a Statement of Position, "Accounting for Certain Costs and Activities Related to Property, Plant and Equipment" (the "Proposed Statement"). On September 9, 2003, AcSEC voted to approve the Proposed Statement and is expected to present it to the FASB in the fourth quarter of 2003. At this time, it is unclear whether the Proposed Statement will be issued or in what form. If the existing Proposed Statement is issued, it would require the Partnership to modify its accounting policy for maintenance and repairs. Such costs would no longer be accrued in advance of performing the related maintenance and repairs; rather, the Proposed Statement requires these costs to be capitalized and amortized over their estimated useful life.

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

Other factors affecting the Partnership’s operations during the remainder of 2003 and beyond include:

(1)    In 2003 a significant number of the Partnership’s marine containers on a fixed rate lease switched to a lease based on utilization. This resulted in a significant decrease in lease revenues. In addition, in 2005, the Partnership has additional marine containers that will switch from a fixed rate lease to a utilization lease. This may lead to further declines in lease revenues;

(2)    Signs of economic recovery in the railcar segment continue to be mixed with some indicators showing less strength than previously forecasted. Total industrial production, the general driver of demand for railcars, is now projected to be unchanged in 2003. Chemical railcar loadings, the most important driver for the majority of the Partnership’s fleet, are now flat versus 2002 as reported by the American Association of Railroads. If manufacturing recovers, chemical and allied products carloadings are generally forecasted to grow in the fourth quarter of 2003 but not to rebound strongly until 2004. On the positive side, North American railcar manufacturing capacity utilization, as reported informally by the manufacturers themselves, continues to demonstrate the increase noted at the end of the second quarter, and lead times have extended into the second quarter of next year. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms;

(3)    The Partnership’s partially-owned marine vessel is designated as a Clean Product Carrier and as such transports and trades on voyage and term charters with Clean Petroleum Products such as gasoline, jet fuel, clean diesel oil, condensate, etc. and on occasion clean chemicals in liquid form . Freight rates earned during the first three quarters of 2003 showed some strength compared with 2002. The first quarter benefited from the continued political turmoil in Venezuela and the start up of the Iraqi conflict. Higher crude oil prices and reduced supply of gasoline and jet fuels available on the United States East Coast (USEC) due to the shut down of the Venezuela supply channel, meant longer haul product supplies out of Europe and the Baltic to maintain inventories for USEC . The net effect was improved transportation rates for our product carrier during the first two quarters of 2003. In the third quarter of 2003, the daily rates started drifting slightly lower after both conflicts were resolved and the beginning of the summer season. The General Partner believes that the product markets will strengthen with the increase in worldwide economies, increase imports and demand in the fourth quarter 2003;

(4)    Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The General Partner believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values and that this oversupply will continue for some time. The General Partner does not expect these aircraft to return to their pre-September 11, 2001 values.

In 2003 the Partnership’s owned aircraft components came off-lease. The General Partner is currently marketing this equipment for lease or for sale. Due to the poor market condition for equipment of this type, the equipment may be off-lease for a considerable period of time.

The General Partner considers the lessee of the Partnership’s owned MD-80 commercial aircraft a significant credit risk. The lessee has restructured leases (including a $5,000 a month reduction in the lease payment for the Partnership’s aircraft) and renegotiated labor contracts. If this aircraft were to be returned prior to its lease expiration in 2008, the aircraft could be off-lease for a significant period of time or re-leased at a significantly lower lease rate;

(5)    Utilization of intermodal trailers owned by the Partnership was 58% in the three months ended September 30, 2003 which was approximately 2% below the three months ended September 30, 2002. Industry-wide utilization of intermodal trailers was 50% in the three months ended September 30, 2003 compared to 52% in the same period of 2002. As the Partnership's 45' trailers are smaller than the 48' trailers that many shippers prefer, the General Partner expects utilization to have little opportunity to increase over the next few years;

(6)    The management fee rate paid by the Partnership was reduced by 25% for the period starting January 1, 2003 and ending September 30, 2005; and

(7)    As a result of the increase in off-lease equipment in its railcar and aircraft fleet, the General Partner expects the Partnership will be paying higher remarketing and storage costs during the remainder of 2003.

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

The Partnership may commit its cash flow, surplus cash, and equipment sale proceeds to purchase additional equipment, consistent with the objectives of the Partnership, until December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment and by certain other events.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal and interest on debt, purchase additional equipment and pay cash distributions to the partners.

The General Partner does not anticipate declaring any cash distributions to the partners until at least the end of the investment phase of the Partnership. Cash distributions when paid to the partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rent, the generation of renewal and/or re-lease rents and the residual value realized for each asset at its disposal.

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

ITEM 3.   CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

The General Partner’s management, including it’s President and Chief Financial Officer (CFO), does not expect that our internal controls or disclosure control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

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

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1)    Within the 90-day period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, the President and CFO concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership’s exchange act filings.

(2)    There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date of the General Partner carried out its evaluations.

PART II -- OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

                  10. 11                       Sixth Amendment to the Warehouse Credit Agreement, dated September 30, 2003.

    10.12    Third Amendment to Credit Agreement, dated September 30, 2003.

99.1    Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.

         99.2    Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act.

(b)     Reports on Form 8-K

None.

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

Date: November 13, 2003                      By:

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

Date: November 13, 2003                             By:
                    /s/ Richard K Brock
                    Richard K Brock
                    Chief Financial Officer
           (Principal Financial Officer)