Form 10KSB
period 2003-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 2004-03-30
CIK 874395

                                                                                                                                     UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-KSB

[X]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Transitional Small Business Disclosure Format: Yes No X

The registrant's revenues for the fiscal year ended December 31, 2003 was $8,829,000.

Aggregate market value of voting stock: N/A

PART I
ITEM 1.  DESCRIPTION OF BUSINESS

(A)  Background

In April 1991, PLM Financial Services, Inc. (FSI or the General Partner), a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 8,750,000 limited partnership units (the units) in PLM Equipment Growth Fund VI, a California limited partnership (the Partnership, the Registrant, or EGF VI). The Partnership's offering became effective on December 23, 1991.  FSI, as General Partner, owns a 5% interest in the Partnership. The offering of units of the Partnership closed on May 24, 1993. As of December 31, 2003, there were 7,730,965 units outstanding. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

(1)  to invest in a diversified portfolio of low-obsolescence equipment with long lives and high residual values, at prices that the General Partner believes to be below inherent values, and to place the equipment on lease or under other contractual arrangements with creditworthy lessees and operators of equipment;

(2)  to generate sufficient net operating cash flow from lease operations to meet liquidity requirements until such time as the General Partner commences the orderly liquidation of the Partnership assets, or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

(3)  to increase the Partnership's revenue base by reinvesting a portion of its operating cash flow in additional equipment during the investment phase of the Partnership's operation in order to grow the size of its portfolio. Since net income and distributions are affected by a variety of factors, including purchase prices, lease rates, and costs and expenses, growth in the size of the Partnership's portfolio does not necessarily mean that in all cases the Partnership's aggregate net income and distributions will increase upon the reinvestment of operating cash flow; and

(4)  to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The General Partner contributed $100 for its 5% general partner interest in the Partnership.

The Partnership is currently in its investment phase during which the Partnership uses cash generated from operations and proceeds from asset dispositions to purchase additional equipment. The General Partner believes these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. The Partnership may enter into binding commitments to purchase additional equipment consistent with the objectives of the Partnership, until December 31, 2004. The Partnership will terminate on December 31, 2011, unless terminated earlier upon the sale of all of the equipment or by certain other events.

Table 1, below, lists the equipment and the original cost of equipment in the Partnership's portfolio and the Partnership's proportional share of equipment in entities in which the Partnership has an equity investment as of December 31, 2003 (in thousands of dollars):

TABLE 1

Units	Type	Manufacturer	Cost

Owned equipment held for operating leases:

9,623	Marine containers	Various	$23,381
345	Pressurized tank railcars	Various	10,388
356	Nonpressurized tank railcars	Various	7,726
137	Covered hopper railcars	Various	2,981
1	MD-80 Stage III commercial aircraft	McDonnell Douglas	13,951
1	Portfolio of aircraft rotables	Various	2,036
339	Intermodal trailers	Stoughton	5,212

	Total owned equipment held for operating leases		$65,675	1

Equipment owned by entities in which the Partnership has an equity investment:

0.62	737-300 Stage III commercial aircraft	Boeing	$14,802	2
0.40	Equipment on direct finance lease:
	Two DC-9 Stage III commercial aircraft	McDonnell Douglas	4,807	3
0.53	Product tanker	Boelwerf-Temse	10,476	2
	Total equity investments		$30,085	1

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

(B)  Management of Partnership Equipment

The Partnership has entered into an equipment management agreement with PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI, for the management of the Partnership’s equipment. The Partnership’s management agreement with IMI is to co-terminate with the dissolution of the Partnership, unless the limited partners vote to terminate the agreement prior to that date, or at the discretion of the General Partner.  IMI has agreed to perform all services necessary to manage the equipment on behalf of the Partnership and to perform or contract for the performance of all obligations of the lessor under the Partnership's leases.  In consideration for its services and pursuant to the partnership agreement, IMI is entitled to a monthly management fee (see Notes 1 and 2 to the financial statements).

(C)  Competition

(1)  Operating Leases versus Full Payout Leases

Generally the equipment owned or invested in by the Partnership is leased out on an operating lease basis wherein the rents received during the initial noncancelable term of the lease are insufficient to recover the Partnership’s purchase price of the equipment. The short- to mid-term nature of operating leases generally commands a higher rental rate than longer-term full payout leases and offer lessees relative flexibility in their equipment commitment. In addition, the rental obligation under an operating lease need not be capitalized on the lessee's balance sheet.

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

(D)  Demand

The Partnership currently operates in the five operating segments: marine container leasing, railcar leasing, aircraft leasing, marine vessel leasing, and intermodal trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers except for the Partnership's investment in a trust owning two commercial aircraft that are on a direct finance lease. The Partnership’s equipment and investments are primarily used to transport materials and commodities, except for aircraft leased to passenger air carriers.

The following section describes the international and national markets in which the Partnership’s capital equipment operates:

(1)  Marine Containers

Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.

The Partnership acquired new standard dry cargo containers from 1998 to 2000. Utilization is expected to continue in the 85-90% range through at least the first half of 2004. Per diem lease rates for marine containers, however, which are primarily influenced by cost of new marine containers, were flat in 2003 and well below historical levels. Per diem lease rates in 2004 are expected to remain at 2003 levels or improve slightly.

The last of the Partnership’s marine containers that were originally placed on fixed-term leases in 1998 and 1999 came off their fixed lease in 2003 and now are on utilization based leases. As the market for marine containers is considerably softer than the period during which they were placed on fixed-term leases, lease revenue on these containers decreased up to 50% when the original fixed-term leases expired.

In addition to the marine containers purchased between 1998 and 2000, the Partnership also has a total of 195 dry, refrigerated, and other specialized containers that are in excess of 14 years of age, that are generally no longer suitable for use in international commerce, either due to its specific physical condition, or the lessees’ preferences for newer equipment. As individual containers are returned from their specific lessees, they are being marketed for sale on an "as is, where is" basis. The market for such sales is highly dependent upon the specific location and type of container.

(2)  Railcars

(a)  Pressurized Tank Railcars

Pressurized tank railcars are used to transport liquefied petroleum gas (LPG) and anhydrous ammonia (fertilizer). The North American markets for LPG include industrial applications, residential use, electrical generation, commercial applications, and transportation. Growth prospects over the long run are good, however, within any given year, consumption is particularly influenced by the severity of winter temperatures.

Another major commodity usage area for pressure railcars is anhydrous ammonia. Within the fertilizer industry, demand is a function of several factors, including the level of grain prices, status of government farm subsidy programs, amount of farming acreage and mix of crops planted, weather patterns, farming practices, and the value of the United States (US) dollar. Currently, given the domestic price for natural gas, an increasing amount of anhydrous ammonia is imported rather than produced locally. These changing distribution patterns offer an opportunity for increased use of pressure railcars in new transportation corridors.

On an industry-wide basis, North American carloadings of the commodity group that includes petroleum and chemicals was flat when contrasting 2003 to 2002. Growth for 2004 carloadings is expected to be in the 2 to 3% year over year range.

Nationwide, the age of the US and Canadian pressure tank railcar fleet is advancing. The Partnership owns pressure tank railcars that are among this fleet. Approximately 10% of the industry fleet is expected to reach the maximum age allowed by regulation (40 years) in the next three years. The desirability of the railcars in the Partnership is negatively affected by the relatively high age of the fleet and related corrosion issues on foam insulated railcars. However, those railcars which do not need to be scrapped should see high levels of utilization as commodity growth driven demand is being served by a declining industry fleet size. With the high level of retirements over the next few years, the General Partner believes now is an appropriate time to purchase new railcars of this type.

Of the total fleet of 345 pressurized tank railcars, 164 of the railcars were built many years ago by a manufacturer no longer in business, of which 112 have suffered severe corrosion and are not rentable in their present condition and are uneconomic to repair. At December 31, 2003, utilization of the Partnership’s pressurized tank railcars was 52%.

(b)  General-Purpose (Nonpressurized) Tank Railcars

General purpose tank railcars are used to transport bulk liquid commodities and chemicals not requiring pressurization, such as certain petroleum products, liquefied asphalt, lubricating oils, molten sulfur, vegetable oils, and corn syrup. The overall health of the market for non-food types of commodities is closely tied to overall manufacturing activity and thus both the US and global economies. The manufacturing, automobile, and housing sectors are the largest consumers of chemicals. Also, the increased use of ethanol as a fuel additive has increased demand for this subset of general purpose railcars.

Chemicals continue to rebound along with the general economy. Also bolstering the demand for full service leased railcars is a trend by shippers to lease rather than own their equipment. At December 31, 2003, utilization of the Partnership’s nonpressurized tank railcars was 96%.

(c)  Covered Hopper (Grain) Railcars

The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The year 2003 saw dramatic increases in wheat and corn harvests and some increased demand for rail shipments. On the other hand, the more volatile export business, which accounts for approximately 30% of total grain shipments, and which serves emerging and developing nations, was flat.
Demand for covered hopper railcars, which are specifically designed to service the grain industry, has started to pick up after a consistent pattern of decline in the number of carloadings over the last several years. Railcar utilization will recover more slowly as there is a significant supply of idle railcars to be absorbed. A large number of new railcars were built in the late 1990s and the fleet has become more efficiently utilized by the railroads. As in prior years, any covered hopper railcars that were leased were done so at considerably lower rental rates.

Many of the Partnership’s rail cars are smaller and thus less desirable than those currently being built. Because of this factor and the large number of idle railcars throughout the industry, the Partnership has sold a number of these railcars. At December 31, 2003, utilization of the Partnership’s covered hopper railcars was 74%.

(3)  Aircraft

(a)  Commercial Aircraft

The commercial aviation industry has been suffering from an unprecedented array of negative events during the last few years (September 11, recession, Iraq war, SARS, changes in fuel prices). As a result many airlines have reduced their fleets creating excess supply of aircraft. The General Partner believes that demand for commercial aircraft is slowly recovering, however, it expects demand to increase first for newer more fuel efficient aircraft. Most of the Partnership’s aircraft are of older vintage and considered ‘old technology’ (including but not limited to not meeting current noise regulations in US/Europe and several other countries) for which reason the General Partner has actively sought to liquidate its positions in old technology aircraft. The General Partner believes aircraft prices have decreased to a level which may make them attractive investment opportunities. Accordingly, the Partnership may purchase aircraft in 2004.

The Partnership owns 100% of one MD-80 aircraft, which is on long-term lease to a major US carrier at above market rates, and 62% of one Boeing 737-300 aircraft, which was placed on lease in late 2001, a lease which has recently been extended by 36 months and will expire in 2008. The Partnership also owns a 40% interest in two DC-9 aircraft leased on a direct finance lease.

The decrease in value of the Partnership’s aircraft since September 11, 2001 have had and will have a negative impact on the ability of the Partnership to achieve its original objectives as lower values will also result in significantly lower revenues than the Partnership has been able to achieve for these assets in the past.

(b)  Rotables

The Partnership owns 100% of a package of aircraft rotables that are used for MD-83 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The types of rotables owned by the Partnership include avionics, replacement doors, control surfaces, pumps, valves, and other comparable equipment. The market for the MD-83 spare parts continued to dwindle during 2003 due to decreased demand for the aircraft type and the increased scrapping and part-out of the aircraft type. The rotables package is off-lease and being marketed for sale. The General Partner expects the rotables to be sold during 2004.

(4)  Marine Vessel - Product Tanker

The Partnership has an investment in a double-hull product tanker constructed in 1985, that operates in international markets carrying a variety of clean commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with very little idle time between charters. Rates have continued to increase throughout the year compared to rates in 2002. In the fourth quarter of 2003 and into 2004, freight rates for the Partnership’s marine vessels started to increase due to an increase on the demand side for sea transportation resulting from improving economies worldwide. The demand is expected to continue until new tonnage starts coming on line mid year. The cold weather and demand for refined home heating oil on US east coast has given a added boost to charter rates in the New Year.

This product tanker is scheduled to go into port during the first quarter of 2004 to undergo a required dry-docking. The General Partner estimates that this marine vessel will be out of service for approximately three to four weeks while certain repairs, maintenance and inventory stocking are performed.

(5)  Intermodal Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past eight years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower wholesale freight rates on domestic containers compared to intermodal trailers. During 2003, demand for intermodal trailers was much more depressed than historic norms. Unusually low demand occurred over the first half of the year (similar to 2002) due to a slow industry-wide economy and low rail freight rates for 53-foot domestic containers. Due to the decline in demand, shipments for the year within the intermodal pool trailer market declined approximately 2% compared to 2002. Average utilization of the entire US intermodal trailer pool fleet declined from 77% in 1999 to a record low of 49% in 2003.

The General Partner continued its aggressive marketing program in a bid to attract new customers for the Partnership’s intermodal trailers during 2003. As a result of these efforts, average utilization of the Partnership’s intermodal trailers for the year 2003 remained the same as 2002, approximately 62%, 13 percentage points above the national average.

The trend towards using domestic containers instead of intermodal trailers is expected to accelerate in the future. Intermodal pool trailer shipments are forecast to decline by 10% in 2004, compared to 2003. As such, the nationwide supply of intermodal trailers is expected to have approximately 28,000 units in surplus for 2004.

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

(E)  Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, governmental, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

(1)  In 2004, new maritime and port security laws that have already been passed by US Congress and International Maritime Organizations are scheduled to be implemented. The United States Coast Guard is currently holding hearings with international shipping industry representatives to discuss the implementation of the new code and regulations, which are to apply to all shipping, ports and terminals both in the US and abroad. The new regulations are aimed at improving security aboard marine vessels. These regulations may require additional security equipment being added to marine vessels as well as additional training being provided to the crew. The final code, which is expected to have a significant impact on the industry, will apply to all ships over 500 dead weight tons that include the one in which the Partnership has an interest in. The requirements of these new regulations have to be met by July 2004. As the methodology of how these regulations will be applied is still being determined, the General Partner is unable to determine the impact on the Partnership at this time;

(2)  The US Department of Transportation Hazardous Material Regulations regulates the classification and packaging requirements of hazardous materials, which apply, particularly to the Partnerships tank railcars. Per those regulations several mandated inspections and or repairs are required to be performed annually. Re-qualification inspection and repairs will be required on approximately 79 railcars during 2004. The average cost of re-qualification for jacketed tank railcars is $3,600 and $1,800 on non-jacketed railcars. The Partnership is required to re-qualify approximately 74 jacketed railcars and 5 non-jacketed railcars in 2004.

(3) In August 2003 the American Association of Railroads in conjunction with the Federal Railroad Administration issued Circular Letter No. CPC-1156 requiring the inspection and modification of pressure tank railcars built by North American Car Corporation with an under frame design of "AMF-ABC" by December 1, 2003. The Partnership owns approximately 223 of these railcars. The cost of inspection and retrofit is approximately $7,500. Approximately 25 railcars were deemed as uneconomical to repair and have or will be scrapped. The average disposal value is $4,500. There are approximately 39 railcars in the process of being evaluated for repair or repaired already. The General Partner estimates that 22 of these railcars will be repaired and the rest will be scrapped.

The tank railcar industry faces several possible regulatory events in the near future. The General Partner expects a ruling for some of the issues during 2004 and 2005 including but not limited to: the Minot North Dakota accident and non-normalized steel, constant contact side bearing retrofit and the addition of a reflector strip to railcars. At this point the General Partner cannot estimate the cost or outcome of any of these proposed programs.

As of December 31, 2003, the Partnership is in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2.  DESCRIPTION OF PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 2003, the Partnership owned a portfolio of transportation and related equipment and equipment owned by entities in which the Partnership has an equity investment as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $166.1 million through the third quarter of 1993, with proceeds from the debt financing of $30.0 million, and by reinvesting a portion of its operating cash flow in additional equipment.

The Partnership maintains its principal office at 235 3 rd Street South, Suite 200, St. Petersburg, FL 33701.

ITEM 3.  LEGAL PROCEEDINGS

The Partnership initiated litigation in various official forums in the United States and India against defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. In response to the Partnership’s collection efforts, the airline filed counter-claims against the Partnership which was in excess of the Partnership’s claims against the airline. The General Partner believes that the airline’s counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

During 2001, an arbitration hearing was held between one Indian lessee and the Partnership and the arbitration panel issued an award to the Partnership. The Partnership initiated proceedings in India to collect on the arbitration award and has recently been approached again by the lessee to discuss a negotiated settlement of the Partnership's collection action. The General Partner did not accrue the arbitration award in the December 31, 2003 financial statements because the likelihood of collection of the award is remote. The General Partner will continue to try to collect the full amount of the settlement.

On December 31, 2003, in the Court of Common Pleas for Williamsburg County, South Carolina, an action has been filed by Harold H. Collins against South Carolina Central Railroad Company, Inc., CSX Transportation, Inc., TradeMark Nitrogen, Inc. and PLM Transport, Inc. The action involves a chemical spill from a railcar owned by the Partnership. The General Partner expects that the action will be amended at some point and that the Partnership will also be named as a defendant. The Plaintiff is an employee of South Carolina Central Railroad Company, Inc. and was allegedly injured at the site of the chemical spill while performing his duties as an employee. The complaint alleges that the owner of the railcar was negligent in its duty to exercise reasonable care in the inspection, maintenance and repair of the railcar. The complaint does not allege a specific amount of damages.

The attorney for Mr. Collins states that he also represents a number of additional potential plaintiffs. Published reports indicate that several nearby residents were evacuated. While no additional actions have been served as of this time, the potential exists for additional claims to be filed.

The General Partner believes that the action will not have a material effect to the financial condition of the Partnership, is completely without merit and will vigorously defend against the action.

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2003.

PART II

ITEM 5.  MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner’s capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2003, there were 7,452 limited partners holding units in the Partnership.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's consolidated financial statements contained in the 2003 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Partnership qualifies as a Regulation S-B filer since both its 2003 and 2002 annual revenues were less than $25.0 million and its public float has not exceeded $25.0 million. The Partnership will continue to qualify as an S-B filer through at least 2005, as its revenues for the year ended December 31, 2003 are less than $25.0 million.

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

(B)  Results of Operations - Factors Affecting Performance

(1)  Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of operating cash flow to the Partnership. The Partnership experienced re-leasing or re-pricing activity in 2003 for its railcar, trailer, aircraft, marine vessel, and marine container portfolios.

(a) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of improvement and this will lead higher contribution to the Partnership as existing leases expire and renewal leases are negotiated.

(b) Trailers: The Partnership’s trailer portfolio operates on per diem leases with short-line railroad systems. The relatively short duration of these leases in these operations exposes the trailers to considerable re-leasing and re-pricing activity.

(c)  Aircraft:  The continued excess supply of commercial aircraft has caused additional erosion to the re-pricing of two partially owned DC-9 commercial aircraft on a direct finance lease during 2003. As of December 31, 2003, the Partnership’s owned aircraft rotables were off-lease and are being marketed for sale. During December 2003, the General Partner renegotiated the existing lease on the Partnership's partially owned Boeing 737-300 to extend the lease until 2008 and reduce the lease rate.

(d)  Marine vessel: The Partnership’s investment in an entity owning a marine vessel operated in the short-term leasing market. As a result of this, the Partnership’s partially owned marine vessel was remarketed during 2003 exposing it to re-leasing and re-pricing risk.

(e)  Marine containers: Some of the Partnership’s marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to re-pricing activity. Starting in 2002 and continuing through 2006, a significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. PLM Financial Services, Inc. (FSI or the General Partner) anticipates that this will result in a significant decrease in lease revenue.

(2)  Equipment Liquidations

Liquidation of Partnership owned equipment and equipment owned by entities in which the Partnership has an equity investment, unless accompanied by an immediate replacement of additional equipment earning similar rates (see Reinvestment Risk, below), represents a reduction in the size of the equipment portfolio and may result in a reduction of future operating cash flow to the Partnership.

During 2003, the Partnership disposed of owned equipment that included aircraft rotables, marine containers and railcars for total proceeds of $0.4 million.

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

A former Indian lessee is having financial difficulties. The General Partner initiated litigation in various official forums in the United States and India against the defaulting Indian airline lessee to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. The total amount of $0.4 million due from these lessees had been reserved for as a bad debt in 1997 and was written off as it was determined to be uncollectible based on the financial status of the lessee. The Partnership has repossessed its property previously leased to this airline.

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

Other non-operating funds for reinvestment are generated from the sale of equipment prior to the Partnership’s planned liquidation phase, the receipt of funds realized from the payment of stipulated loss values on equipment lost or disposed of while it was subject to lease agreements, or from the exercise of purchase options in certain lease agreements. Equipment sales generally result from evaluations by the General Partner that continued ownership of certain equipment is either inadequate to meet Partnership performance goals, or that market conditions, market values, and other considerations indicate it is the appropriate time to sell certain equipment.

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

The Partnership relies on operating cash flow to meet its operating obligations, make cash distributions, and increase the Partnership’s equipment portfolio.

For the year ended December 31, 2003, the Partnership generated cash from operations of $7.8 million to fund its ongoing operating obligations, purchase equipment, pay debt and interest payments and maintain working capital reserves.

During 2003, the Partnership purchased railcars for $4.1 million and paid FSI $0.2 million for acquisition fees and $41,000 for lease negotiation fees. The Partnership disposed of owned equipment in 2003 for aggregate proceeds of $0.4 million.

Accounts receivable increased $0.1 million during 2003 due to the timing of cash receipts.

Equity investments in affiliated entities decreased $3.4 million during 2003 due to cash distributions of $2.8 million from the equity investments to the Partnership and a $0.6 million loss that was recorded by the Partnership for its equity interests in the equity investments.

Due to affiliates increased $0.2 million during 2003 due primarily to additional engine reserves due to an equity investment.

During 2003, the Partnership borrowed $5.0 million available under the Partnership term loan and made its scheduled principal payments totaling $3.8 million under the same term loan. The Partnership is scheduled to make a quarterly debt payment of $1.0 million plus interest to the lenders of the notes payable at the end of each quarter. The remaining balance of the notes of $14.0 million is due with principal payments totaling $4.3 million in 2004, 2005, and 2006 and a final principal payment of $1.1 million in March 2007. The Partnership is scheduled to make a principle payment of $1.0 million during March 2004. The cash for each payment will come from operations and equipment dispositions.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and MILPI Holdings LLC (MILPI), all of which are related parties. In March 2004, MILPI reached an agreement with the lenders of the warehouse facility to extend the expiration date of the facility to December 31, 2004, reduce the amount available under this facility to $7.5 million and remove Professional Lease Management Income Fund I, LLC as a borrower. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than February 28, 2005 and the amount available to be borrowed under the facility was reduced to $7.5 million. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLM International, Inc. and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of March 29, 2004, there were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

PLM Transportation Equipment Corp. (TEC) an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of December 31, 2003, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 490 railcars. During 2004, TEC or an affiliated program will purchase or lease the remaining 352 railcars included in the commitment. The commitment requires a minimum of 30% of the 352 railcars to be purchased, at a cost of $7.5 million. The remaining 70% of the 352 railcars may be leased or purchased. As included in the commitment table below, the total purchase price for the 352 railcars is $25.0 million.

The remaining railcars to be purchased or leased under this commitment, with a cost of $25.0 million will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

At December 31, 2003, railcars with an original equipment cost of $12.8 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In the fourth quarter of 2003, FSI exercised its option under the above agreement to purchase or lease 400 additional railcars which will be delivered in 2004 and 2005. The total cost for the purchase of all 400 railcars is approximately $28.4 million. In accordance with the agreement, up to 70% of these railcars may be leased. The Partnership, an affiliate, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

In the fourth quarter of 2003, FSI committed to purchase 50 sulfur railcars for $2.9 million. An affiliate of the FSI purchased these railcars in the first quarter of 2004. FSI anticipates these railcars will be sold to a managed program or an unaffiliated third party in 2004.

Commitment and contingencies as of December 31, 2003 are as follows (in thousands of dollars):

		Less than	1-3	4-5
Partnership Obligations:	Total	1 Year	Years	Years

Notes payable	$14,000	$4,000	$8,000	$2,000

Affiliate Obligations:

Commitment to purchase railcars	$66,237	$45,985	$20,252	$--
Commitment to purchase
sulfur railcars	2,900	2,900	--	--
	$69,137	[1] $48,885	$20,252	$--

1  While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

The General Partner has not planned any expenditures, nor is it aware of any contingencies that would cause it to require any additional capital over that mentioned above.

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

The Partnership has an equity investment that owns aircraft jointly with other affiliated programs. These aircraft are leased on a direct finance lease. The equity investment’s revenues from the direct finance lease are based on a monthly amortization schedule.

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment.  The depreciation method changes to straight-line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method.  The General Partner has chosen a depreciation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever circumstances indicate that an impairment may exist, the General Partner reviews the carrying value of its equipment and equity investments in affiliated entities to determine if the carrying value of the assets may not be recoverable, in consideration of the current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(E)  Recent Accounting Pronouncements

In January 2003, Financial Accounting Standards Board, issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

Detailed interpretations of FIN 46 continue to emerge and, accordingly, the General Partner is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

(F)  Results of Operations - Year-to-Year Detailed Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 2003 and 2002

(a)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2003, compared to 2002. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, interest expense, impairment loss on equipment and general and administrative expenses relating to the operating segments (see Note 5 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Years Ended
	December 31,
	2003	2002

Marine containers	$2,890	$3,750
Railcars	2,370	2,386
Aircraft and rotables	1,475	1,616
Trailers	477	248

Marine containers: Marine container lease revenues and direct expenses were $2.9 million and $48,000, respectively, for the year ended December 31, 2003, compared to $3.8 million and $39,000, respectively, during the same period of 2002. The decrease in lease revenues of $0.9 million during the year ended December 31, 2003 was due to certain marine containers owned by the Partnership switching from a fixed lease rate to utilization based rate resulting in lower lease revenues.

Railcars: Railcar lease revenues and direct expenses were $3.4 million and $1.0 million, respectively, for the year ended December 31, 2003, compared to $3.3 million and $0.9 million, respectively, during the same period of 2002. Railcar lease revenues increased $0.6 million compared to the same period of 2002 resulting from the purchase and lease of railcars during the year ended December 31, 2003. This increase was partially offset by a decrease of $0.5 million primarily due to a higher number of off-lease railcars caused by new government regulations requiring repairs to certain railcars resulting in additional off-lease time.

Aircraft and rotables: Aircraft and rotables lease revenues and direct expenses were $1.5 million and $(1,000), respectively, for the year ended December 31, 2003, compared to $1.6 million and $22,000, respectively, during the same period of 2002. Lease revenues decreased $35,000 due to a lower lease rate on the remaining owned aircraft and decreased $0.1 million resulting from the aircraft rotable portfolio being off-lease for four months during 2003 compared to the same period of 2002 when they were on-lease. Due to the soft market condition for aircraft rotables, they may be off-lease for a considerable period of time.

Trailers:  Trailer lease revenues and direct expenses were $0.8 million and $0.3 million, respectively, for the year ended December 31, 2003, compared to $0.8 million and $0.5 million, respectively, during the same period of 2002. The decrease of $0.2 million in trailer direct expenses was due to a decrease in the repairs and maintenance.

(b)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $7.5 million for the year ended December 31, 2003 decreased from $8.6 million for the same period in 2002. Significant variances are explained as follows:

(i) A $0.9 million decrease in general and administrative expenses during the year ended December 31, 2003 was due to a $1.0 million debt prepayment penalty in 2002 related to the Partnership’s note payable, a similar event did not occur during 2003. This decrease was partially offset by a $0.1 increase in administrative services during 2003;

(ii)  A $0.3 million impairment loss on equipment during 2003 resulted from the Partnership reducing the carrying value of owned aircraft rotables by $0.2 million and certain railcars by $0.1 million to their estimated fair value. Impairment loss of $0.8 million during 2002 resulted primarily from the Partnership reducing the carrying value of certain railcars to their estimated fair value;

(iii)  A $0.3 million decrease in interest expense resulted primarily from lower average borrowings outstanding in the year ended December 31, 2003 compared to 2002;

(iv)  A $0.2 million decrease in management fees was the result of a decrease of $0.1 million resulting from the temporary decrease in the management fee rate paid by the Partnership and a decrease of $47,000 due to lower lease revenues earned in the year ended December 31, 2003 compared to 2002. The reduced management fee rate will be in effect through June 30, 2005; and

(v)  A $0.7 million increase in depreciation and amortization expenses from 2002 levels reflects the increase of approximately $1.6 million caused by the purchase of railcars during 2003 partially offset by a decrease of $0.9 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(c)  Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the year ended December 31, 2003 totaled $0.1 million, and resulted from the disposition of aircraft rotables, marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.4 million. The gain on the disposition of owned equipment for the year ended December 31, 2002 totaled $0.2 million and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.3 million for proceeds of $0.5 million.

(d)  Equity in Net Loss of Equity Investments

Equity in net income (loss) of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. These entities have no debt or other financial encumbrances. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Years Ended
	December 31,
	2003	2002

Aircraft	$(968)	$(407)
Marine vessels	366	(514)
Equity in net loss of equity investments	$(602)	$(921)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, administrative expenses and impairment loss on equipment in the equity investments:

Aircraft: As of December 31, 2003 and 2002, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the year ended December 31, 2003, revenues of $1.3 million were offset by depreciation expense, direct expenses and administrative expenses of $1.3 million and a loss on the impairment of equipment of $1.0 million. During the same period of 2002, revenues of $1.4 million were offset by depreciation expense, direct expenses and administrative expenses of $1.8 million.

Aircraft revenues decreased $0.1 million due to a lower outstanding principal balance on the finance lease compared to 2002.

Depreciation expense, direct expenses, and administrative expenses decreased $0.5 million during the year ended December 31, 2003. A decrease of $0.4 million resulted from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.1 million resulting from lower professional services expense. Loss on impairment increased $0.8 million resulting from the reduction of the carrying value of a Boeing 737-300 commercial aircraft and increased $0.1 million due from the reduction of the carrying value of the direct finance lease to its estimated fair value. No impairment of the partially owned aircraft was required during the year ended December 31, 2002.

Marine vessels:  As of December 31, 2003 and 2002, the Partnership owned an interest in an entity that owned a marine vessel. During the year ended December 31, 2003, lease revenues of $4.1 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $3.7 million. During the same period of 2002, lease revenues of $2.8 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.4 million.

Marine vessel lease revenues increased $1.3 million during the year ended December 31, 2003 due to higher charter rates earned during the year ended December 31, 2003 compared to the same period of 2002.

Marine vessel direct expenses increased $0.4 million during the year ended December 31, 2003 compared to the same period in 2002 due to higher operating expenses of $0.3 million and higher repairs of $0.2 million partially offset by lower depreciation expense of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(e)  Net Loss

As a result of the foregoing, the Partnership's net loss for the year ended December 31, 2003 was $0.6 million, compared to a net loss of $1.1 million during the same period of 2002. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the year ended December 31, 2003 is not necessarily indicative of future periods.

(G)  Geographic Information

Certain of the Partnership’s equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 6 to the financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's owned equipment on lease to US - domiciled lessees consists of aircraft, trailers and railcars. During 2003, US lease revenues accounted for 34% of the total lease revenues of wholly and jointly owned equipment while this region reported net income of $0.7 million.

The Partnership's owned equipment on lease to Canadian-domiciled lessees consists of railcars. During 2003, Canadian lease revenues accounted for 5% of the total lease revenues of wholly and jointly owned equipment, while this region reported net loss of $0.3 million. The primary reason for this loss was due to the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned.

The Partnership’s owned equipment that was on lease to lessees domiciled in Europe consists of a portfolio of aircraft rotables. Lease revenues in this region accounted for 2% of the total lease revenues of wholly and jointly owned equipment, while this region reported net loss of $21,000.

The Partnership's investment in equipment owned by an equity investment on lease to a lessee domiciled in South America consists of an aircraft. South American lease revenues accounted for 8% of the total lease revenues of wholly and jointly owned equipment while this region reported net loss of $0.9 million. The primary reasons for this loss was due to the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned and the reported loss on impairment of this aircraft during 2003.

The Partnership's ownership share in equipment owned by an equity investment on lease to a Mexican-domiciled lessee consisted of two aircraft on a direct finance lease. No operating lease revenues were reported in this region while this region reported net loss of $0.1 million. The primary reason for this loss was due to the loss from the impairment of the direct finance lease.

The Partnership's owned equipment and investments in equipment owned by equity investments on lease to lessees in the rest of the world consists of marine vessels and marine containers. During 2003, lease revenues from these operations accounted for 51% of the total lease revenues of wholly and jointly owned equipment, while reporting net income from these operations of $1.3 million.

(H)  Inflation

Inflation had no significant impact on the Partnership's operations during 2003 or 2002.

(I)  Forward-Looking Information

Except for historical information contained herein, the discussion in this Form 10-KSB contains forward-looking statements that involve risks and uncertainties, such as statements of the Partnership’s plans, objectives, expectations, and intentions. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this Form 10-KSB. The Partnership’s actual results could differ materially from those discussed here.

(J)  Outlook for the Future

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

The ability of the Partnership to realize acceptable lease rates on its equipment in the different equipment markets is contingent upon many factors, such as specific market conditions and economic activity, technological obsolescence, and government or other regulations. The unpredictability of these factors makes it difficult for the General Partner to clearly define trends or influences that may impact the performance of the Partnership's equipment. The General Partner continuously monitors both the equipment markets and the performance of the Partnership's equipment in these markets. The General Partner may make an evaluation to reduce the Partnership's exposure to those equipment markets in which it determines that it cannot operate equipment and achieve acceptable rates of return. Alternatively, the General Partner may make a determination to enter those equipment markets in which it perceives opportunities to profit from supply and demand instabilities, or other market imperfections.

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay principal and interest on debt and acquire additional equipment until December 31, 2004.

The Partnership may commit to purchase additional equipment with its cash flow, surplus cash, and equipment sale proceeds, consistent with the objectives of the Partnership, until December 31, 2004. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. The Partnership will terminate on December 31, 2010, unless terminated earlier upon sale of all equipment and by certain other events.

The General Partner believes prices on certain transportation assets, particularly rail equipment and selected aircraft, have reached attractive levels and is actively looking to make investments in 2004. The General Partner believes that transportation assets purchased in today’s economic environment may appreciate. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase equipment in 2004.

Factors affecting the Partnership’s contribution during the year 2004 and beyond include:

(i)  In 2003 a significant number of the Partnership’s marine containers on a fixed rate lease switched to a lease based on utilization. This resulted in a significant decrease in lease revenues. The General Partner expects utilization to remain in the 85-90% range throughout 2004. Per diem lease rates are expected to increase slightly but will still be well below historical levels;

(ii)  Signs of economic recovery in the railcar segment continue to be mixed with some indicators showing less strength than previously forecasted. Total industrial production, the general driver of demand for railcars was unchanged in 2003. Chemical railcar loadings, the most important driver for the majority of the Partnership’s fleet, were flat versus 2002 as reported by the American Association of Railroads. If manufacturing recovers, chemical and allied products carloadings are generally forecasted to rebound strongly in 2004. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms;

(iii)  The Partnership has an investment in a double-hull product tanker constructed in 1985 that operates in international markets carrying a variety of clean commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with very little idle time between charters. Rates increased throughout the year when compared to rates in 2002. In the fourth quarter of 2003 and into 2004, freight rates for the Partnership’s marine vessel continued to increase due to an increase on the demand side for sea transportation resulting from improving economies worldwide. The demand is expected to continue until new tonnage starts coming on line mid year. The cold weather and demand for refined home heating oil on US east coast has given a added boost to charter rates in 2004.

The General Partner is seeing an increase in the market price for product tankers. Should the market price for the Partnership partially owned product tanker reach a price that the General Partner considers attractive, the General Partner may consider selling this product tanker;

(iv)  Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The General Partner believes that there is a significant oversupply of commercial aircraft available, that has caused a decrease in aircraft fair market values. The General Partner believes aircraft prices have decreased to a level which may make them attractive investment opportunities. Accordingly, the Partnership may purchase aircraft in 2004.

In 2003 the Partnership’s owned aircraft rotables came off-lease. The General Partner is currently marketing this equipment for sale. Due to the poor market for these rotables, it may take a considerable period of time to dispose of them.

The General Partner considers the lessee of the Partnership’s owned MD-80 commercial aircraft a significant credit risk. The lessee has restructured leases (including a $5,000 a month reduction in the lease payment for the Partnership’s aircraft) and renegotiated labor contracts. If this aircraft were to be returned prior to its lease expiration in 2008, the aircraft could be off-lease for a significant period of time or re-leased at a significantly lower lease rate.

In 2004, the General Partner renegotiated the lease for the partially owned Boeing 737-300. The lease was extended from April 2005 to July 2008 and lowered the monthly lease rate by 6%;

(v)  As the Partnership's 45' trailers are smaller than the 48' trailers that many shippers prefer, the General Partner expects utilization to have little opportunity to increase over the next few years;

(vi)  As a result of the increase in off-lease equipment in its railcar and aircraft fleet, the General Partner expects the Partnership will be paying higher remarketing and storage costs during 2004; and

(vii)  The management fee rate paid by the Partnership has been reduced by 25% for the period starting January 1, 2003 and ending June 30, 2005.

Several other factors may affect the Partnership's operating performance in the year 2004 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1)  Re-pricing and Reinvestment Risk

Certain portions of the Partnership's aircraft and aircraft rotables, railcar, marine container, marine vessel, and trailer portfolios will be remarketed in 2004 as existing leases expire, exposing the Partnership to considerable re-pricing risk/opportunity. Additionally, the General Partner may select to sell certain underperforming equipment or equipment whose continued operation may become prohibitively expensive. In either case, the General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be redeployed to purchase additional equipment, as the Partnership is in its reinvestment phase.

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

(K)  Distribution Levels and Additional Capital Resources

Pursuant to the amended limited partnership agreement, the Partnership will cease entering into binding commitments to purchase equipment beginning on January 1, 2005. Prior to that date, the General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns, or selling equipment that is underperforming or whose operation becomes prohibitively expensive. During this time, the Partnership will use operating cash flow, proceeds from the sale of equipment, and additional debt to meet its operating obligations, and acquire additional equipment. Accordingly, the General Partner does not anticipate any cash distributions will be made to the limited partners during the reinvestment stage of the Partnership. In the long term, changing market conditions and used-equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity. Consequently, the General Partner cannot establish future distribution levels with any certainty at this time.

Cash distributions when paid to the limited partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rent, the generation of renewal and/or re-lease rents and the residual value realized for each asset at its disposal.

The General Partner believes that sufficient cash flow will be available in the future for repayment of debt and to meet Partnership operating cash flow requirements.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 13(a) of this Annual Report on Form 10-KSB.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(A)  Disagreements with Accountants on Accounting and Financial Disclosures

None

(B)  Changes in Accountants

In June 2003, the General Partner announced that the Partnership had engaged Ernst & Young LLP as the Partnership’s auditors and had dismissed Deloitte & Touche LLP. Deloitte & Touche LLP issued an unqualified opinion on the 2002 financial statements. During 2002 and the subsequent interim period preceding such dismissal, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.  CONTROLS AND PROCEDURES

(A)  Limitations on the Effectiveness of Controls

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

(B)  Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

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

(2)   There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the General Partner carried out its evaluations.

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF PLM FINANCIAL SERVICES, INC.

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name	Age	Position

Gary D. Engle	55	Director, PLM Financial Services, Inc., PLM Investment Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne	43	Director, Secretary and President, PLM Financial Services, Inc. and PLM Investment Management, Inc., Director and Secretary, PLM Transportation Equipment Corp.

Richard K Brock	41	Chief Financial Officer, PLM Financial Services, Inc., PLM Investment Management, Inc. and PLM Transportation Equipment Corp.

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

Richard K Brock was appointed Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an accounting manager at PLM Financial Services, Inc. beginning in September 1991 and as Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

CODE OF ETHICS

The Board of Directors of PLM Financial Services Inc, ("FSI") the General Partner, has adopted a written Code of Ethics that is applicable to the Board, executive officers and employees of PLM Financial Services Inc. FSI’s Code of Ethics is designed to deter wrongdoing and to promote:

-    the integrity and values of FSI, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
-    compliance with applicable governmental laws, rules and regulations;
-    internal reporting of violations of the Code of Ethics to any member of FSI’s Board of Directors; and
-    accountability for adherence to the Code of Ethics.

ITEM 10.  EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)  Security Ownership of Certain Beneficial Owners

                       The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), and distributions. As of December 31, 2003, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

(B)  Security Ownership of Management

                        Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A)  Transactions with Management and Others

During 2003, the Partnership paid or accrued the following fees to FSI or its affiliates: acquisition fees, $0.2 million; lease negotiation fees, $41,000; management fees, $0.4 million; and administrative and data processing services performed on behalf of the Partnership, $0.2 million.

During 2003, the Partnership’s proportional share of ownership in equity investments paid or accrued the following fees to FSI or its affiliates (based on the Partnership’s proportional share of ownership): management fees, $0.2 million; and administrative and data processing services, $14,000.

The balance due to affiliates as of December 31, 2003 includes $0.1 million due to FSI and its affiliates for management fees and $1.4 million due to a equity investment.

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)   1.  Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB.

(B)   Financial Statement Schedule

None.

(C)   Reports on Form 8-K

None.

(D)   Exhibits

               4.          Limited Partnership Agreement of Partnership, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-40093) which became effective   with the Securities and Exchange Commission on December 23, 1991.

4.1          Second Amendment to the Amended and Restated Limited Partnership Agreement dated August 24, 2001, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2001 filed with the Securities and Exchange Commission on March 26, 2002.

10.1               Management Agreement between Partnership and PLM Investment Management, Inc.  incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-40093) which became effective with the Securities and Exchange Commission on December 23, 1991.

10.2           Note Agreement, dated as of December 21, 2001, regarding $30.0 million term loan notes due December 21, 2006, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2001 filed with the Securities and Exchange Commission on March 26, 2002.

10.3          Warehousing Credit Agreement dated as of April 13, 2001, incorporated by reference to the Partnership’s Form 10-Q dated March 31, 2001 filed with the Securities and Exchange Commission on May 9, 2001.

10.4       First amendment to the Warehouse Credit Agreement, dated December 21, 2001, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2001 filed with the Securities and Exchange Commission on March 26, 2002.

10.5       Second amendment to the Warehouse Credit Agreement, dated April 12, 2002, incorporated by reference to the Partnership’s Form 10-Q dated March 31, 2002 filed with the Securities and Exchange Commission on May 7, 2002.

10.6       Third amendment to the Warehouse Credit Agreement, dated July 11, 2002, incorporated by reference to the Partnership’s Form 10-Q dated June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002.

10.7      October 2002 purchase agreement between PLM Transportation Equipment Corp., Inc. and Trinity Tank Car, Inc. incorporated by reference to the Partnership’s Form 10-Q dated September 30, 2002 filed with the Securities and Exchange Commission on November 14, 2002.

10.8       Fourth amendment to the Warehouse Credit Agreement, dated March 3, 2003.

10.9       Fifth amendment to the Warehouse Credit Agreement, dated June 30, 2003, incorporated by reference to the Partnership’s Form 10-QSB dated June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.

10.10     First Amendment to Credit Agreement, dated March 2, 2003, incorporated by reference to the Partnership’s Form 10-QSB dated June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.

10.11     Second Amendment to Credit Agreement, dated June 30, 2003, incorporated by reference to the Partnership’s Form 10-QSB dated June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.

10.12     Sixth amendment to the Warehouse Credit Agreement, dated September 30, 2003, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2003 filed with the Securities and Exchange Commission on November 13, 2003.

10.13     Third Amendment to Credit Agreement, dated September 30, 2003, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2003 filed with the Securities and Exchange Commission on November 13, 2003.

10.14      Seventh amendment to the Warehouse Credit Agreement, dated December 31, 2003.

10.15      Eighth amendment to the Warehouse Credit Agreement, dated March 17, 2004.

10.16      Amended and restated Warehouse Credit Agreement, dated March 17, 2004.

14.          PLM Financial Services Inc. Code of Ethics.

99.1       Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.

99.2       Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

Year Ended December 31, 2003	$47	$--	$--	$--

Year Ended December 31, 2002	$110	$--	$--	$--

It is the policy of the audit committee of the parent company of the General Partner that it pre-approves all of the services described above in this Item 14.

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

1.  I have reviewed this annual report on Form 10-KSB of PLM Equipment Growth Fund VI.

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004                                    By:    /s/ James A. Coyne
James A. Coyne
President
(Principal Executive Officer)

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1.  I have reviewed this annual report on Form 10-KSB of PLM Equipment Growth Fund VI.

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

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and board of Managers:

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 29, 2004                                   By:    /s/ Richard K Brock
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

Dated: March 29, 2004                                                    PLM EQUIPMENT GROWTH FUND VI
PARTNERSHIP

By:  PLM Financial Services, Inc.
General Partner

By:          /s/ James A. Coyne
James A. Coyne
President

By:          /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund VI (the Partnership), that the Annual Report of the Partnership on Form 10-KSB for the year ended December 31, 2003, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.

Name                    Capacity   Date

/s/ Gary D. Engle
Gary D. Engle                Director, FSI                                                    March 29, 2004

/s/ James A. Coyne
James A. Coyne            Director, FSI          March 29, 2004

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Reports of independent certified public accountants                                                                           30-31

Balance sheets as of December 31, 2003 and 2002                32

Statements of operations for the years ended
December 31, 2003 and 2002                                                                                                                           33

Statements of changes in partners’ capital for the
years ended December 31, 2003 and 2002                                                                     34

Statements of cash flows for the years ended
December 31, 2003 and 2002                                                                                         35

Notes to financial statements                       36-48

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

The Partners
PLM Equipment Growth Fund VI:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund VI, a limited partnership, as of December 31, 2003, and the related statement of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of PLM Equipment Growth Fund VI at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP

Tampa, Florida
March 26, 2004

INDEPENDENT AUDITORS’ REPORT

The Partners
PLM Equipment Growth Fund VI:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund VI, a limited partnership (the "Partnership"), as of December 31, 2002 and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 7, 2003

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
BALANCE SHEETS
December 31,
(in thousands of dollars, except unit amounts)

	2003	2002

Assets

Equipment held for operating leases, at cost	$65,675	$62,686
Less accumulated depreciation	(48,220)	(44,382)

Net equipment	17,455	18,304

Cash and cash equivalents	13,294	8,286
Restricted cash	410	410
Accounts receivable, less allowance for doubtful accounts of
$444 in 2003 and $425 in 2002	1,060	944
Equity investments in affiliated entities	9,241	12,625
Lease negotiation fees to affiliate, less accumulated
amortization of $335 in 2003 and $320 in 2002	92	66
Debt issuance costs, less accumulated amortization
of $173 in 2003 and $48 in 2002	210	276
Prepaid expenses and other assets	241	273

Total assets	$42,003	$41,184

Liabilities and partners’ capital

Liabilities
Accounts payable and accrued expenses	$495	$467
Due to affiliates	1,552	1,391
Notes payable	14,000	12,750
Total liabilities	16,047	14,608

Commitments and contingencies

Partners' capital
Limited partners (7,730,965 limited partnership units outstanding)	25,956	26,576
General Partner	--	--
Total partners' capital	25,956	26,576

Total liabilities and partners' capital	$42,003	$41,184

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
STATEMENTS OF OPERATIONS
For the Years Ended December 31,
(In thousands of dollars, except weighted-average partnership unit amounts)

	2003	2002

Revenues

Lease revenue	$8,558	$9,502
Interest and other income	148	177
Gain on disposition of equipment	141	203
Loss on disposition of equipment	(18)	--
Total revenues	8,829	9,882

Expenses

Depreciation and amortization	4,625	3,881
Repairs and maintenance	1,177	1,414
Insurance expenses	268	152
Management fees to affiliate	374	526
Interest expense	611	916
General and administrative expenses to affiliates	186	175
Other general and administrative expenses	1,297	2,163
Impairment loss on equipment	278	769
Provision for bad debts	31	61

Total expenses	8,847	10,057

Equity in net loss of equity investments	(602)	(921)

Net loss	$(620)	$(1,096)

Partners' share of net loss

Limited partners	$(620)	$(1,096)
General Partner	--	--

Total	$(620)	$(1,096)

Limited partner’s net loss per
weighted-average limited partnership unit	$(0.08)	$(0.14)

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2003 and 2002
(in thousands of dollars)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2001	$27,498	$--	$27,498

Net loss	(1,096)	--	(1,096)

Canceled purchase of limited partnership units	174	--	174

Partners' capital as of December 31, 2002	26,576	--	26,576

Net loss	(620)	--	(620)

Partners' capital as of December 31, 2003	$25,956	$--	$25,956

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

	2003	2002

Operating activities
Net loss	$(620)	$(1,096)
Adjustments to reconcile net loss
to net cash provided by (used in) operating activities:
Depreciation and amortization	4,625	3,881
Amortization of debt issuance costs	125	182
Provision for bad debts	31	61
Impairment loss on equipment	278	769
Net gain on disposition of equipment	(123)	(203)
Equity in net loss from equity investments	602	921
Distribution from equity investments	2,782	1,656
Changes in operating assets and liabilities:
Accounts receivable	(147)	472
Prepaid expenses and other assets	32	(196)
Accounts payable and accrued expenses	28	120
Due to affiliates	161	465
Net cash provided by operating activities	7,774	7,032

Investing activities
Payments for purchase of equipment and capitalized repairs	(4,099)	(10)
Payments of acquisition fees to affiliate	(184)	--
Payments of lease negotiation fees to affiliate	(41)	(1)
Proceeds from disposition of equipment	368	382

Net cash (used in) provided by investing activities	(3,956)	371

Financing activities
Payments of notes payable	(3,750)	(22,250)
Proceeds from notes payable	5,000	15,000
Payment of debt issuance costs	(60)	(118)
Decrease in restricted cash	--	15
Canceled purchase of limited partnership units	--	174
Refund from limited partnership units not eligible for purchase	--	11
Net cash provided by (used in) financing activities	1,190	(7,168)

Net increase in cash and cash equivalents	5,008	235
Cash and cash equivalents at beginning of year	8,286	8,051

Cash and cash equivalents at end of year	$13,294	$8,286

Supplemental information
Interest paid	$629	$641

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation

Organization

PLM Equipment Growth Fund VI, a California limited partnership (the Partnership), was formed on April 17, 1991 to engage in the business of owning, leasing or otherwise investing in primarily used transportation and related equipment. PLM Financial Services, Inc. (FSI) is the General Partner of the Partnership. FSI is a wholly owned subsidiary of PLM International, Inc. (PLMI) and manages the affairs of the Partnership.

Through December 31, 2004, the Partnership will be in its investment phase during which the Partnership may commit to use cash generated from operations and proceeds from asset dispositions to purchase additional equipment. During that time, the General Partner may purchase additional equipment, consistent with the objectives of the Partnership. The Partnership will terminate December 31, 2011 unless terminated earlier upon the sale of all equipment or by certain other events.

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

Accounting for Leases

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue over the lease term as earned.  Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership or equity investments in which the Partnership has an interest leases equipment with lease terms that qualify for direct finance lease classification.

Depreciation and Amortization

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method changes to straight line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt issuance costs and debt placement fees are amortized over the term of the loan using the straight-line method that approximates the effective interest method and are included in interest expense in the accompanying statements of operations (see Note 8).

Transportation Equipment

Equipment held for operating leases is recorded at cost and depreciated over its useful life.

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

The estimate of the fair value for the Partnership’s owned and partially owned equipment is based on the opinion of the Partnership’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows.

Equity Investments in Affiliated Entities

The Partnership has interests in equity investments that own transportation equipment. These entities do not have any debt or other financial encumbrances and are accounted for using the equity method.

Repairs and Maintenance

Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are charged against operations as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft and marine containers are the obligation of the lessee. To meet the maintenance requirements of aircraft airframes and engines, reserve accounts are prefunded by certain lessees over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee or the lessee defaults on the lease, the Partnership may have the obligation to fund and accrue the difference. If an aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional gain on disposition. Marine vessel dry-docking reserve accounts and aircraft reserves are included in equity investments in affiliated entities.

Net Loss and Distributions

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1.  Basis of Presentation (continued)

Net Loss and Distributions (continued)

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared. Monthly unitholders receive a distribution check 15 days after the close of the previous month’s business and quarterly unitholders receive a distribution check 45 days after the close of the quarter when they are declared.

No cash distributions were declared or paid during 2003 or 2002.

Net Loss Per Weighted-Average Limited Partnership Unit

Net loss per weighted-average limited partnership unit was computed by dividing net loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2003 and 2002 was 7,730,965 and 7,736,291, respectively.

Cash and Cash Equivalents

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.

Restricted Cash

As of December 31, 2003 and 2002, restricted cash consists of bank accounts or short-term investments that are subject to withdrawal restrictions per loan agreements.

Comprehensive Loss

The Partnership’s comprehensive loss is equal to its net loss for the years ended December 31, 2003 and 2002.

New Accounting Standards

In January 2003, Financial Accounting Standards Board, issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a "variable interest," commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a "variable interest entity," commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. The Partnership is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains.

Detailed interpretations of FIN 46 continue to emerge and, accordingly, the General Partner is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

Reclassifications

Certain amounts in the 2002 financial statements have been reclassified to conform to the 2003 presentations.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2.  Transactions with General Partner and Affiliates

The equipment of the Partnership is managed, under a continuing management agreement, by PLM Investment Management, Inc. (IMI), a wholly owned subsidiary of FSI. IMI receives a monthly management fee from the Partnership for managing the equipment.

The equipment management agreement, subject to certain reductions, requires the payment of a monthly management fee attributable to either owned equipment or interests in equipment owned by the equity investments to be paid to IMI in an amount equal to the lesser of (i) the fees that would be charged by an independent third party for similar services for similar equipment or (ii) the sum of (a) 5% of the gross lease revenues attributable to equipment that is subject to operating leases, (b) 2% of the gross lease revenues, as defined in the agreement, that is subject to full payout net leases, and (c) 7% of the gross lease revenues attributable to equipment for which IMI provides both management and additional services relating to the continued and active operation of program equipment, such as on-going marketing and re-leasing of equipment, hiring or arranging for the hiring of crew or operating personnel for equipment, and similar services. The Partnership management fee in 2003 and 2002 was $0.4 million and $0.5 million, respectively. Partnership management fees are reduced 25% for the period January 1, 2003 through June 30, 2005 as part of the settlement of litigation filed against the General Partner and its affiliates in a prior year. The Partnership reimbursed FSI or its affiliates $0.2 million in 2003 and 2002, for data processing and administrative expenses directly attributable to the Partnership.

The Partnership’s proportional share of management fees to affiliate charged to equity investments in affiliated entities were $0.2 million during 2003 and 2002 and the Partnership’s proportional share of administrative and data processing expenses to affiliate charged to equity investments in affiliated entities were $14,000 and $0.1 million during 2003 and 2002, respectively. These expenses reduced the Partnership's proportional share of the equity interest in the income in the equity investment.

The Partnership paid or accrued equipment acquisition and lease negotiation fees to FSI or its affiliates in the amount of $0.2 million and $1,000 during 2003 and 2002, respectively.

The General Partner is entitled to receive a subordinated incentive fee as defined in the limited partnership agreement after the limited partners receive a minimum return on, and a return of, their invested capital. The General Partner does not anticipate that this subordinated incentive fee will be earned.

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, will also be entitled to receive an equipment liquidation fee equal to the lesser of (i) 3% of the sales price of equipment sold on behalf of the Partnership or (ii) 50% of the "Competitive Equipment Sale Commission," as defined in the agreement, if certain conditions are met. The General Partner does not anticipate that this liquidation fee will be earned.

The Partnership had equity investments in affiliated entities that own certain equipment during 2003 and 2002 (see Note 4).

The balance due to affiliates as of December 31, 2003 includes $0.1 million due to FSI and its affiliates for management fees and $1.4 million due to a equity investment. The balance due to affiliates as of December 31, 2002 includes $0.1 million due to FSI and its affiliates for management fees and $1.3 million due to affiliated equity investments.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

3.  Equipment

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

Equipment Held for Operating Leases	2003	2002

Marine containers	$23,381	$24,223
Rail equipment	21,095	17,027
Aircraft and rotables	15,987	16,224
Trailers	5,212	5,212
	65,675	62,686
Less accumulated depreciation	(48,220)	(44,382)

Net equipment	$17,455	$18,304

Revenues are earned by placing the equipment under operating leases. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership leases for marine containers are based on a fixed rate. Lease revenues for trailers operating with short-line railroad systems are based on a per-diem lease in the free running railroad interchange. Rents for all other equipment are based on fixed rates.

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.   During 2003 and 2002, the Partnership recorded an impairment to owned aircraft rotables and to owned railcars.

During 2003, the Partnership marketed the aircraft rotables for re-lease or sale and this indicated to the General Partner that an impairment may exist. The General Partner determined the fair value of the aircraft rotables based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft rotables, estimated sales proceeds and holding costs excluding interest. As a result of this, the Partnership recorded an impairment of $0.2 million to owned aircraft rotables. Additionally, during 2003, the Partnership recorded an impairment of $0.1 million to 19 owned railcars with cracks in the seal weld. The General Partner determined that these railcars should be scrapped. The fair value of the railcars with this defect was determined by using industry expertise.

During 2002, the bankruptcy of two major US airlines and subsequent increase in off-lease aircraft indicated to the General Partner that an impairment to the aircraft portfolio may exist. The General Partner determined the fair value of the aircraft and aircraft rotables based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, estimated sales proceeds and holding costs excluding interest. This resulted in an impairment of $36,000 to the aircraft rotables owned by the Partnership. In addition, in 2002, the Partnership reduced the net book value of 84 owned tank railcars in its railcar fleet to their fair value of $2,000 per railcar, and recorded a $0.7 million impairment loss. The impairment was caused by a general recall due to a manufacturing defect allowing extensive corrosion of the railcars’ internal lining. Repairing the railcars was determined to be cost prohibitive. The fair value of railcars with this defect was determined by using industry expertise. These railcars were off lease.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

3.  Equipment (continued)

As of December 31, 2003, all owned equipment in the Partnership's portfolio was on lease except for the aircraft rotables and 218 railcars with an aggregate net book value of $1.3 million. As of December 31, 2002, all owned equipment in the Partnership's portfolio was on lease except for 15 marine containers and 183 railcars with an aggregate net book value of $0.9 million.

During 2003, the Partnership purchased a fleet of railcars for $4.3 million including acquisition fees of $0.2 million. No equipment was purchased during 2002.

During 2003, the Partnership disposed of aircraft rotables, marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.4 million. During 2002, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.3 million for proceeds of $0.5 million.

All owned equipment on lease is accounted for as operating leases. Future minimum rentals under noncancelable operating leases as of December 31, 2003, for owned equipment during each of the next five years are approximately $3.3 million in 2004; $2.6 million in 2005; $1.9 million in 2006; $1.5 million in 2007; $0.8 million in 2008 and $0.2 million thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in owned equipment lease revenues amounted to $2.8 million in 2003 and $3.2 million in 2002.

4.  Equity Investments in Affiliated Entities

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances.

Ownership interest is based on the Partnership’s contribution towards the cost of the equipment in the equity investments. The Partnership’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, and lease and re-lease negotiation fees vary among the owners of the equity investments. The Partnership’s investment in equity investments includes acquisition and lease negotiation fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable and the amortization of acquisition and lease negotiation fees.

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of December 31, 2003 and 2002 (in thousands of dollars):

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

4.  Equity Investments in Affiliated Entities (continued)

	Boeing	Aero
	737-300	California	Lion
As of December 31, 2003	Trust 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$9,177	$--	$6,130
Receivables	--	--	359
Due from affiliate	2,034	420	--
Finance lease receivable	--	1,353	--
Other assets	7	6	9

Total assets	$11,218	$1,779	$6,498

Liabilities
Accounts payable	$37	$--	$219
Due to affiliates	7	2	68
Lessee deposits and reserve for repairs	2,034	420	584

Total liabilities	2,078	422	871

Equity	9,140	1,357	5,627

Total liabilities and equity	$11,218	$1,779	$6,498

Partnership’s share of equity	$5,757	$543	$2,941	$9,241

	Boeing	Aero
	737-300	California	Lion
As of December 31, 2002	Trust 1	Trust 2	Partnership 3	Total

Assets
Equipment less accumulated depreciation	$12,355	$--	$7,356
Receivables	--	--	716
Due from affiliate	1,825	420	--
Finance lease receivable	--	2,425	--
Other assets	3	137	10

Total assets	$14,183	$2,982	$8,082

Liabilities
Accounts payable	$--	$1	$548
Due to affiliates	7	2	44
Lessee deposits and reserve for repairs	1,825	420	97

Total liabilities	1,832	423	689

Equity	12,351	2,559	7,393

Total liabilities and equity	$14,183	$2,982	$8,082

Partnership’s share of equity	$7,733	$1,024	$3,868	$12,625

The tables below set forth 100% of the revenues, direct and indirect expenses, impairment loss, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the years ended December 31, 2003 and 2002 (in thousands of dollars):

	Boeing	Aero
For the year ended	737-300	California	Lion
December 31, 2003	Trust 1	Trust 2	Partnership 3	Total

Revenues	$1,860	$343	$7,817
Less: Direct expenses	13	16	5,504
Indirect expenses	2,003	117	1,617
Impairment loss on equipment	1,321	375	--

Net (loss) income	$(1,477)	$(165)	$696

Partnership’s share of net (loss) income	$(902)	$(66)	$366	$(602)

1     The Partnership owns a 62% interest of the Boeing 737-300 Trust that owns a stage III commercial aircraft.

2       The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.

3     The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

4.  Equity Investments in Affiliated Entities (continued)

	Boeing	Aero
For the year ended	737-300	California	Lion
December 31, 2002	Trust 1	Trust 2	Partnership 3	Other	Total

Revenues	$1,860	$496	$5,390	$--
Less: Direct expenses	37	24	4,471	(22)
Indirect expenses	2,762	129	1,878	--

Net (loss) income	$(939)	$343	$(959)	$22

Partnership’s share of net (loss) income	$(544)	$137	$(520)	$6	$(921)

As of December 31, 2003 and 2002, all jointly owned equipment in the Partnership’s equity investment portfolio was on lease.

During 2003 an impairment of $1.3 million was recorded to a Boeing 727-300 commercial aircraft in an equity investment. Declining fair values of aircraft similar to the one owned by the equity investment, indicated that an impairment to this aircraft may exist. The affiliated entity determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft, estimated sales proceeds and holding costs excluding interest. Additionally, an affiliated entity recorded an impairment of $0.4 million to two Stage III commercial aircraft on a direct finance lease in an equity investment. A reduction in the lease payments resulting from an amendment to the existing lease indicated that an impairment existed. The amount of the impairment was determined based on the present value of the future payments under the amended lease. No impairments to partially owned equipment were required in 2002.

All jointly owned equipment on lease is accounted for as operating leases, except for two jointly owned commercial aircraft on a direct finance lease. The Partnership’s proportionate share of future minimum rentals under noncancelable leases as of December 31, 2003, for jointly owned equipment during each of the next five years are approximately $1.6 million in 2004 and $0.3 million in 2005 and $0 thereafter. The Partnership’s proportionate share of per diem and short-term rentals consisting of utilization rate lease payments included in jointly owned lease revenues amounted to $4.1 million in 2003 and $2.8 million in 2002.

5.  Operating Segments

The Partnership operates in five operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and railcar leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Partnership’s operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2003 and 2002.

1     The Partnership owns a 62% interest of the Boeing 737-300 Trust that owns a stage III commercial aircraft.

2        The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.

3     The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5.  Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the year ended	Vessel	Aircraft	Railcar	Trailer	Container
December 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$--	$1,474	$3,358	$788	$2,938	$--	$8,558
Interest income and other income	--	5	22	--	--	121	148
Gain (loss) on disposition of equipment	--	--	(18)	--	141	--	123

Total revenues	--	1,479	3,362	788	3,079	121	8,829

Expenses
Operations support	--	(1)	988	311	48	99	1,445
Depreciation and amortization	--	36	2,289	291	2,000	9	4,625
Interest expense	--	--	--	----	--	611	611
Management fees to affiliate	--	41	191	32	110	--	374
General and administrative expenses	--	123	467	151	1	741	1,483
Impairment loss on equipment	--	217	61	--	--	--	278
Provision for bad debts	--	--	31	--	--	--	31
Total expenses	--	416	4,027	785	2,159	1,460	8,847

Equity in net income (loss) of equity
investments	366	(968)	--	--	--	--	(602)

Net income (loss)	$366	$95	$(665)	$3	$920	$(1,339)	$(620)

Equipment purchases and
capitalized improvements	$--	$--	$4,099	$--	$--	$--	$4,099

Acquisition fees to affiliate	$--	$--	$184	$--	$--	$--	$184

Total assets as of December 31, 2003	$2,942	$6,756	$6,843	$787	$10,428	$14,247	$42,003

	Marine				Marine
For the year ended	Vessel	Aircraft	Railcar	Trailer	Container
December 31, 2002	Leasing	Leasing	Leasing	Leasing	Leasing	Other [1]	Total

Revenues
Lease revenue	$--	$1,638	$3,289	$786	$3,789	$--	$9,502
Interest income and other income	44	--	36	--	--	97	177
Gain (loss) on disposition of equipment	--	--	63	--	140	--	203

Total revenues	44	1,638	3,388	786	3,929	97	9,882

Expenses
Operations support	1	22	903	538	39	63	1,566
Depreciation and amortization	--	190	941	291	2,448	11	3,881
Interest expense	--	--	--	--	--	916	916
Management fees to affiliate	--	68	228	40	190	--	526
General and administrative expenses	1	144	184	153	--	1,856	2,338
Impairment loss on equipment	--	36	733	--	--	--	769
Provision for bad debts	--	--	45	16	--	--	61
Total expenses	2	460	3,034	1,038	2,677	2,846	10,057

Equity in net income (loss) of equity
investments	(514)	(407)	--	--	--	--	(921)

Net income (loss)	$(472)	$771	$354	$(252)	$1,252	$(2,749)	$(1,096)

Equipment capitalized improvements	$--	$--	$10	$--	$--	$--	10

Total assets as of December 31, 2002	$3,868	$9,489	$4,999	$1,054	$12,463	$9,311	$41,184

1     Includes certain assets not identifiable to a specific segment such as cash, restricted cash, lease negotiation fees, debt issuance costs, prepaid expenses and other assets . Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses.

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

The Partnership leases or leased its aircraft, railcars, and trailers to lessees domiciled in five geographic regions: United States, South America, Canada, Mexico, and Europe. Marine vessels and marine containers are leased to multiple lessees in different regions that operate worldwide.

The table below sets forth lease revenues by geographic region for the Partnership's owned equipment grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

Owned Equipment

Region	2003	2002

United States	$4,655	$4,351
Canada	716	984
Europe	249	378
Rest of the world	2,938	3,789

Lease revenues	$8,558	$9,502

The following table sets forth net income (loss) information by region for the owned equipment and equity investments in affiliated entities for the years ended December 31 (in thousands of dollars):

Owned Equipment	Equity Investments

Region	2003	2002	2003	2002

United States	$714	$906	$--	$--
South America	--	--	(902)	(544)
Canada	(292)	260	--	--
Mexico	--	--	(66)	137
Europe	(21)	114	--	--
Rest of the world	920	1,293	366	(514)

Regional income (loss)	1,321	2,573	(602)	(921)
Administrative and other	(1,339)	(2,748)	--	--

Net loss	$(18)	$(175)	$(602)	$(921)

The net book value of owned equipment and equity investments in affiliated entities as of December 31 are as follows (in thousands of dollars):

Owned Equipment	Equity Investments

Region	2003	2002	2003	2002

United States	$5,808	$3,890	$--	$--
South America	--	--	5,757	7,733
Canada	1,460	1,795	--	--
Mexico	--	--	543	1,024
Europe	456	731	--	--
Rest of the world	9,731	11,888	2,941	3,868

Net book value	$17,455	$18,304	$9,241	$12,625

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

7.  Accounts Receivable

Accounts receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts receivable as of December 31 were as follows (in thousands of dollars):

	2003	2002

Trade accounts receivable	$1,504	$1,369
Allowance for doubtful accounts	(444)	(425)
	$1,060	$944

8.  Debt

During January 2002, the Partnership prepaid the $20.0 million senior note payable that the Partnership entered into in August 1993 and paid a prepayment penalty, included in other general and administrative expenses, of $1.0 million to prepay the note. Concurrent with this payment, the Partnership borrowed $15.0 million under the new $30.0 million term loan facility. All loans under this facility will be repaid with equal principal payments plus interest payments. The Partnership’s wholly and jointly owned equipment is used as collateral for the term loan facility.

During December 2003, the Partnership borrowed an additional $5.0 million available under the Partnership term loan. The Partnership paid debt issuance costs of $0.1 million in 2003 and 2002 to the lender of the notes payable. The Partnership is scheduled to make a quarterly debt payment of $1.0 million plus interest to the lenders of the notes payable at the end of each quarter. The remaining balance of the notes of $14.0 million are due with principal payments totaling $4.0 million in 2004, 2005, and 2006 and a final principal payment of $2.0 million in 2007.

The term loans bear an interest rate at the Borrower's option of either the prime rate plus 0.5%, LIBOR plus 2.5%, or cost of funds rate plus 2.5%. At December 31, 2003, the term loans were between 4.0% and 3.7% (4.38% and 4.94% at December 31, 2002). The draw-down period of the term loan facility expired on December 31, 2003. The General Partner is negotiating with the lenders of the facility to extend the draw-down period until December 31, 2004.

The debt contains certain financial covenants requiring operating and total cash flow coverage be maintained along with a maximum leverage ratio and asset coverage ratio.

The General Partner estimates that the fair value of these notes approximates book value due to the interest rate on the debt being re-priced on a regular basis.

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, Professional Lease Management Income Fund I, LLC, and MIPLI Holdings LLC (MILPI), all of which are related parties. In December 2003, MILPI reached an agreement with the lenders of the $10.0 million warehouse facility to extend the expiration date of the facility March 31, 2004. The facility provides for financing up to 100% of the cost of the equipment. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than March 31, 2004. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLMI and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of December 31, 2003, MILPI had outstanding borrowings on the warehouse facility of $9.8 million. There were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

During March 2004, the warehouse credit agreement was amended to extend the facility until December 31, 2004, with all advances due no later than February 28, 2005 and the amount available to be borrowed under the facility was reduced to $7.5 million and removed Professional Lease Management Income Fund I, LLC as an eligible borrower from the facility.

9.    Concentrations of Credit Risk

For the year ended December 31, 2003, the Partnership’s customer that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment was Cronos (14% in 2003). No single lessee accounted for more than 10% of the consolidated revenues for the owned equipment and jointly owned equipment during 2002.

As of December 31, 2003 and 2002, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

10.  Income Taxes

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2003, the financial statement carrying amount of assets and liabilities was approximately $24.8 million lower than the federal income tax basis of such assets and liabilities and the Partnership's loss was approximately $0.8 million lower than the federal income tax basis. These differences are primarily due to the tax treatment of depreciation, equipment reserves, provisions for bad debts, lessees’ prepaid deposits, and of underwriting commissions and syndication costs.

11.  Commitments and Contingencies

Commitment to Purchase Railcars

TEC arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of December 31, 2003, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 490 railcars. During 2004, TEC or an affiliated program will purchase or lease the remaining 352 railcars included in the commitment. The commitment requires a minimum of 30% of the 352 railcars to be purchased, at a cost of $7.5 million. The remaining 70% of the 352 railcars may be leased or purchased.

The remaining railcars to be purchased or leased under this commitment, with a cost of $25.0 million will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

At December 31, 2003, railcars with an original equipment cost of $12.8 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

In the fourth quarter of 2003, FSI exercised its option to purchase or lease 400 additional railcars under the above agreement which will be delivered in 2004 and 2005. The total cost for the purchase of all 400 railcars is approximately $28.4 million. In accordance with the agreement, up to 70% of these railcars may be leased. The Partnership, an affiliate or unaffiliated third party may purchase or lease these railcars.

In the fourth quarter of 2003, FSI committed to purchase 50 sulfur railcars for $2.9 million. An affiliate of the FSI purchased these railcars in the first quarter of 2004. FSI anticipates these railcars will be sold to a managed program in 2004. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

During January 2004, the Partnership purchased railcars from FSI for $2.0 million. During February 2004, the Partnership purchased railcars from FSI for $4.0 million.

Litigation

The Partnership initiated litigation in various official forums in the United States and India against defaulting Indian airline lessees to repossess Partnership property and to recover damages for failure to pay rent and failure to maintain such property in accordance with relevant lease contracts. In response to the Partnership’s collection efforts, the airline filed counter-claims against the Partnership which were in excess of the Partnership’s claims against the airline. The General Partner believes that the airline’s counterclaims are completely without merit, and the General Partner will vigorously defend against such counterclaims.

On December 31, 2003, in the Court of Common Pleas for Williamsburg County, South Carolina, an action was filed by Harold H. Collins against South Carolina Central Railroad Company, Inc., CSX Transportation, Inc., TradeMark Nitrogen, Inc. and PLM Transport, Inc. The action involves a chemical spill from a railcar owned by the Partnership. The General Partner expects that the action will be amended at some point and that the Partnership will also be named as a defendant. The Plaintiff is an employee of South Carolina Central Railroad Company, Inc. and was allegedly injured at the site of the chemical spill while performing his duties as an employee. The complaint alleges that the owner of the railcar was negligent in its duty to exercise reasonable care in the inspection, maintenance and repair of the railcar. The complaint does not allege a specific amount of damages.

The attorney for Mr. Collins states that he also represents a number of additional potential plaintiffs. Published reports indicate that several nearby residents were evacuated. While no additional actions have been served as of this time, the potential exists for additional claims to be filed.

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business.  Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

PLM EQUIPMENT GROWTH FUND VI

INDEX OF EXHIBITS

Exhibit			Page

4.	Limited Partnership Agreement of Partnership.		*

4.1	Second Amendment to the Amended and Restated Limited Partnership
	Agreement.		*

1	0.1	Management Agreement between Partnership and
	PLM Investment Management, Inc.		*

10.	2	Note Agreement, dated as of December 21, 2001, regarding $30.0 million
		term loan notes due December 21, 2006.	*

10.	3	Warehousing Credit Agreement dated as of April 13, 2001.	*

10.	4	First Amendment to Warehousing Credit Agreement, dated as of December
		21, 2001.	*

10.	5	Second amendment to the Warehouse Credit Agreement, dated April 12, 2002.	*

10.	6	Third amendment to the Warehouse Credit Agreement, dated July 11, 2002.	*

10.	7	October 2002 purchase agreement between PLM Transportation
		Equipment Corp. and Trinity Tank Car, Inc.	*

10.	8	Fourth amendment to the Warehouse Credit Agreement, dated as of March 3, 2003.	53-64

10.	9	Fifth amendment to the Warehouse Credit Agreement, dated as of June 30, 2003.	*

10.	10	First Amendment to Credit Agreement, dated March 2, 2003.	*

10.	11	Second Amendment to Credit Agreement, dated June 30, 2003.	*

10.	12	Sixth amendment to the Warehouse Credit Agreement, dated as of
		September 30, 2003.	*

10.	13	Third Amendment to Credit Agreement, dated September 30, 2003.	*

10.	14	Seventh amendment to the Warehouse Credit Agreement, dated as of
		December 31, 2003.	65-71

10.	15	Eighth amendment to the Warehouse Credit Agreement, dated as of March 17, 2004.	72-79

10.	16	Amended and restated Warehouse Credit Agreement, dated as of March 17, 2004.	80-171

14.		PLM Financial Services Inc. Code of Ethics.	50

99.	1	Certificate of President pursuant to Section 906 of Sarbanes - Oxley Act.	51

99.	2	Certificate of Chief Financial Officer pursuant to Section 906 of Sarbanes - Oxley Act.	52