Form 10QSB
period 2004-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 2004-05-14
CIK 874395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the fiscal quarter ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Transitional Small Business Disclosure Format: Yes No X

Aggregate market value of voting stock: N/A

--

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	March 31,	December 31,
	2004	2003

Assets

Equipment held for operating leases, at cost	$71,216	$65,675
Less accumulated depreciation	(48,656)	(48,220)

Net equipment	22,560	17,455

Cash and cash equivalents	7,477	13,294
Restricted cash	--	410
Accounts receivable, less allowance for doubtful accounts
of $429 in 2004 and $444 in 2003	1,283	1,060
Equity investments in affiliated entities	8,878	9,241
Deferred charges, net of accumulated amortization of
$543 in 2004 and $508 in 2003	327	302
Prepaid expenses and other assets	317	241

Total assets	$40,842	$42,003

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$643	$495
Due to affiliates	1,129	1,552
Notes payable	13,000	14,000
Total liabilities	14,772	16,047

Commitments and contingencies

Partners’ capital:
Limited partners (7,730,965 limited partnership units)	26,070	25,956
General Partner	--	--

Total partners’ capital	26,070	25,956

Total liabilities and partners’ capital	$40,842	$42,003

See accompanying notes to unaudited condensed financial statements.
--

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

For the Three Months Ended March 31,
2004	2003

Revenues

Lease revenue	$2,141	$1,994
Interest and other income	20	24
Gain on disposition of equipment	75	36
Loss on disposition of equipment	--	(17)
Total revenues	2,236	2,037

Expenses

Depreciation and amortization	997	1,025
Repairs and maintenance	375	298
Insurance expenses	63	64
Management fees to affiliate	97	81
Interest expense	173	154
General and administrative expenses to affiliates	152	45
Other general and administrative expenses	320	278
Impairment loss on equipment	--	77
(Recovery of) provision for bad debts	(9)	36

Total expenses	2,168	2,058

Equity in net income of equity investments	46	284

Net income	$114	$263

Partners’ share of net income

Limited partners	$114	$263
General Partner	--	--

Total	$114	$263

Limited partners' net income per weighted-average
limited partnership unit	$0.01	$0.03

See accompanying notes to unaudited condensed financial statements.
--

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Period from December 31, 2003 to March 31, 2004
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners’ capital as of December 31, 2003	$25,956	$--	$25,956

Net income	114	--	114

Partners’ capital as of March 31, 2004	$26,070	$--	$26,070

See accompanying notes to unaudited condensed financial statements.
--

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
	For the Three Months Ended March 31,
	2004	2003

Operating activities

Net income	$114	$263
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	997	1,025
Amortization of debt issuance costs	27	31
(Recovery of) provision for bad debts	(9)	36
Impairment loss on equipment	--	77
Net gain on disposition of equipment	(75)	(19)
Equity in net income from equity investments	(46)	(284)
Distribution from equity investments	409	371
Changes in operating assets and liabilities:
Accounts receivable	(214)	(70)
Prepaid expenses and other assets	(76)	(13)
Accounts payable and accrued expenses	148	(76)
Due to affiliates	(423)	82
Lessee deposits	--	35

Net cash provided by operating activities	852	1,458

Investing activities

Payments for purchase of equipment and capitalized repairs	(5,969)	(4,099)
Payments of acquisition fees to affiliate	(269)	(184)
Payments of lease negotiation fees to affiliate	(60)	(41)
Proceeds from disposition of equipment	219	66

Net cash used in investing activities	(6,079)	(4,258)

Financing activities

Payments of notes payable	(1,000)	(750)
Decrease in restricted cash	410	--
Net cash used in financing activities	(590)	(750)

Net decrease in cash and cash equivalents	(5,817)	(3,550)
Cash and cash equivalents at beginning of period	13,294	8,286

Cash and cash equivalents at end of period	$7,477	$4,736

Supplemental information

Interest paid	$152	$63

See accompanying notes to unaudited condensed financial statements.
--

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.   Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report to the limited partners may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2003 Annual Report (Form 10-KSB) of PLM Equipment Growth Fund VI (the Partnership) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2003 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at March 31, 2004 and December 31, 2003, condensed statements of income for the three months ended March 31, 2004 and 2003, condensed statements of changes in partners’ capital for the period from December 31, 2003 to March 31, 2004, and the condensed statements of cash flows for the three months ended March 31, 2004 and 2003 have been made and are reflected.

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

3.   Reclassification

Certain amounts previously reported have been reclassified to conform to the 2004 presentation. This reclassification did not have any effect on total assets, total liabilities, partners’ capital, or net income.

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2004 and December 31, 2003, included $0.1 million due to FSI or its affiliates for management fees and $1.0 million and $1.4 million, respectively, due to equity investments in affiliated entities.

During the three months ended March 31, 2004 and 2003 the Partnership’s proportional share of affiliated fees paid or accrued by its equity investments to FSI or its affiliates was as follows: management fees, $38,000 and $0.1 million, respectively; and administrative and data processing services, $10,000 and $5,000, respectively.

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of equity investments.

--

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4.   Transactions with General Partner and Affiliates (continued)

During the three months ended March 31, 2004, the Partnership purchased $5.7 million in railcars from FSI or its affiliates and paid $0.3 million for acquisition fees and $0.1 million for lease negotiation fees. The Partnership's cost for these railcars was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. During the three months ended March 31, 2003, the Partnership purchased railcars from an unaffiliated third party paid FSI or its affiliates $0.2 million for acquisition fees and $41,000 for lease negotiation fees

5.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2004	2003

Railcars	$26,958	$21,095
Marine containers	23,240	23,381
Aircraft and rotables	15,822	15,987
Trailers	5,196	5,212

	71,216	65,675
Less accumulated depreciation	(48,656)	(48,220)

Net equipment	$22,560	$17,455

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.

As of March 31, 2004, all owned equipment in the Partnership’s portfolio was on lease except for aircraft rotables and 200 railcars with an aggregate net book value of $1.2 million. As of December 31, 2003, all owned equipment in the Partnership's portfolio was on lease except for a portfolio of aircraft rotables and 218 railcars with an aggregate net book value of $1.3 million.

During the three months ended March 31, 2004 and 2003, the Partnership purchased railcars for $6.2 million and $4.3 million including acquisition fees of $0.3 million and $0.2 million, respectively.

During the three months ended March 31, 2004, the Partnership disposed of aircraft rotables, marine containers, railcars and a trailer, with an aggregate net book value of $0.1 million for proceeds of $0.2 million. During the three months ended March 31, 2003, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.1 million.

During the three months ended March 31, 2003, the Partnership recorded an impairment of $0.1 million to owned aircraft rotables. The Partnership marketed the aircraft rotables for re-lease or sale and this indicated to the General Partner that an impairment may exist. The General Partner determined the fair value of the aircraft rotables based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft rotables, estimated sales proceeds and holding costs excluding interest. As a result of this, the Partnership recorded an impairment of $0.1 million to owned aircraft rotables.

No reductions were required to the carrying value of the owned equipment during the three months ended March 31, 2004.

6.   Equity Investments in Affiliated Entities

The Partnership owns equipment jointly with affiliated programs. These are single purpose entities that do not have any debt or other financial encumbrances.
--

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Equity Investments in Affiliated Entities (continued)

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of March 31, 2004 and December 31, 2003 (in thousands of dollars):

		Aero	Boeing
	Lion	California	737-300
As of March 31, 2004	Partnership 1	Trust 2	Trust 3	Total

Assets
Equipment less accumulated depreciation	$5,852	$--	$8,792
Receivables	458	--	--
Due from affiliate	--	420	1,389
Finance lease receivable	--	1,283	--
Other assets	6	2	4

Total assets	$6,316	$1,705	$10,185

Liabilities
Accounts payable	$167	$--	$69
Due to affiliates	44	2	5
Lessee deposits and reserve for repairs	642	420	1,389

Total liabilities	853	422	1,463

Equity	5,463	1,283	8,722

Total liabilities and equity	$6,316	$1,705	$10,185

Partnership’s share of equity	$2,865	$513	$5,500	$8,878

		Aero	Boeing
	Lion	California	737-300
As of December 31, 2003	Partnership 1	Trust 2	Trust 3	Total

Assets
Equipment less accumulated depreciation	$6,130	$--	$9,177
Receivables	359	--	--
Due from affiliate	--	420	2,034
Finance lease receivable	--	1,353	--
Other assets	9	6	7

Total assets	$6,498	$1,779	$11,218

Liabilities
Accounts payable	$219	$--	$37
Due to affiliates	68	2	7
Lessee deposits and reserve for repairs	584	420	2,034

Total liabilities	871	422	2,078

Equity	5,627	1,357	9,140

Total liabilities and equity	$6,498	$1,779	$11,218

Partnership’s share of equity	$2,941	$543	$5,757	$9,241

1    The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
2    The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3    The Partnership owns a 62% interest in the Boeing 737-300 Trust that owns a stage III commercial aircraft.
--

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the revenues, direct and indirect expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three months ended March 31, 2004 and 2003 (in thousands of dollars):

		Aero	Boeing
For the three months ended	Lion	California	737-300
March 31, 2004	Partnership 1	Trust 2	Trust 3	Total

Revenues	$1,372	$49	$390
Less: Direct expenses	911	9	7
Indirect expenses	359	26	408
Net income (loss)	$102	$14	$(25)

Partnership’s share of net income (loss)	$53	$6	$(13)	$46

		Aero	Boeing
For the three months ended	Lion	California	737-300
March 31, 2003	Partnership 1	Trust 2	Trust 3	Total

Revenues	$1,861	$103	$465
Less: Direct expenses	850	5	5
Indirect expenses	418	30	550

Net income (loss)	$593	$68	$(90)

Partnership’s share of net income (loss)	$305	$27	$(48)	$284

As of March 31, 2004, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease except for a marine vessel that was undergoing dry-docking. As of December 31, 2003, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease.

1    The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
2    The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3    The Partnership owns a 62% interest in the Boeing 737-300 Trust that owns a stage III commercial aircraft.
--

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing and marine container leasing. Each equipment leasing segment primarily engages in short-term to mid-term operating leases to a variety of customers. The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
March 31, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other 1	Total

Revenues
Lease revenue	$--	$324	$902	$218	$697	$--	$2,141
Interest income and other income	--	--	--	--	--	20	20
Gain on disposition of equipment	--	--	34	4	37	--	75

Total revenues	--	324	936	222	734	20	2,236

Expenses
Operations support	--	--	266	129	13	30	438
Depreciation and amortization	--	--	489	73	433	2	997
Management fees to affiliate	--	10	52	8	27	--	97
Interest expense	--	--	--	--	--	173	173
General and administrative expenses	2	32	148	28	--	262	472
Recovery of bad debts	--	--	(8)	(1)	--	--	(9)
Total expenses	2	42	947	237	473	467	2,168

Equity in net income (loss) of equity
investments	53	(7)	--	--	--	--	46

Net income (loss)	$51	$275	$(11)	$(15)	$261	$(447)	$114

Equipment purchases and
capitalized improvements	$--	$--	$5,969	$--	$--	$--	$5,969

Acquisition fees to affiliate	$--	$--	$269	$--	$--	$--	$269

Total assets as of March 31, 2004	$2,865	$6,456	$12,666	$692	$10,042	$8,121	$40,842

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
March 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other 2	Total

Revenues
Lease revenue	$--	$346	$669	$217	$762	$--	$1,994
Interest income and other	--	--	--	--	--	24	24
Gain (loss) on disposition of equipment	--	--	(17)	--	36	--	19

Total revenues	--	346	652	217	798	24	2,037

Expenses
Operations support	--	--	222	110	12	18	362
Depreciation and amortization	--	36	381	73	533	2	1,025
Management fees to affiliate	--	9	37	8	27	--	81
Interest expense	--	--	--	--	--	154	154
General and administrative expenses	--	--	65	36	19	203	323
Impairment loss on equipment	--	77	--	--	--	--	77
Provision for bad debts	--	--	36	--	--	--	36
Total expenses	--	122	741	227	591	377	2,058

Equity in net income (loss) of equity
investments	305	(21)	--	--	--	--	284

Net income (loss)	$305	$203	$(89)	$(10)	$207	$(353)	$263

Equipment purchases and
capitalized improvements	$--	$--	$4,099	$--	$--	$--	$4,099

Acquisition fees to affiliate	$--	$--	$184	$--	$--	$--	$184

1   Includes certain assets not identifiable to a specific segment such as cash, deferred charges and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
2   Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

--

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8.   Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2004 and 2003 was 7,730,965.

9.   Accounts Receivable

Accounts receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts receivable were as follows (in thousands of dollars):

	March 31,	December 31,
	2004	2003

Trade accounts receivable	$1,712	$1,504
Allowance for doubtful accounts	(429)	(444)

	$1,283	$1,060

10.   Debt

The Partnership is a participant in a $7.5 million warehouse facility. The warehouse facility is scheduled to expire on December 31, 2004 with all advances due no later than December 31, 2004. As of March 31, 2004 and December 31, 2003, the Partnership had no borrowings outstanding under this facility.

The Partnership’s notes payable had a drawdown period that expired on December 31, 2003. The General Partner expects to renew the drawdown period during 2004.

The Partnership made the regularly scheduled principal payments totaling $1.0 million to the lender of the notes payable during the three months ended March 31, 2004.

11.   Commitments and Contingencies

PLM Transportation Equipment Corp. (TEC) an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of March 31, 2004, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 487 railcars. During 2004, TEC or an affiliated program will purchase or lease the remaining 352 railcars included in the commitment. The commitment requires a minimum of 30% of the 352 railcars to be purchased at a cost of $7.5 million. The remaining 70% of the 352 railcars may be leased or purchased. The total purchase price for the 352 railcars is $25.0 million.

The remaining railcars to be purchased or leased under this commitment, with a cost of $25.0 million will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

--

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

In the first quarter of 2004, an affiliate of FSI purchased 43 sulfur railcars for $2.5 million. FSI anticipates these railcars will be sold to a managed program or an unaffiliated third party in 2004.

At March 31, 2004, railcars with an original equipment cost of $2.5 million were owned by FSI or its affiliates. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases it is possible the Partnership may purchase some of the railcars.

Litigation

On December 31, 2003 and during the first quarter of 2004, in the Court of Common Pleas for Williamsburg County, South Carolina, an action has been filed by Harold H. Collins, Dianne Collins his wife, and Rickey Thomas, Sr. against South Carolina Central Railroad Company, Inc., CSX Transportation, Inc., TradeMark Nitrogen, Inc. and PLM Investment Management, Inc. The actions involve a chemical spill from a railcar owned by the Partnership. All three law suits claim permanent injuries and alleges negligence on the part of all four defendants in their duty to exercise reasonable care in the inspection, maintenance and repair of the railcar. The complaints do not allege a specific amount of damages. The General Partner expects that these actions will be amended at some point and that the Partnership will also be named as a defendant.

The attorney for these plaintiffs states that he also represents a number of additional potential plaintiffs. Published reports indicate that several nearby residents were evacuated. While no additional actions have been served as of this time, the potential exists for additional claims to be filed.

The General Partner believes that the actions will not have a material effect on the financial condition of the Partnership, are completely without merit and will vigorously defend against the actions.

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. Management does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.
--

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

--

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI’s (the Partnership’s) Operating Results for the Three Months Ended March 31, 2004 and 2003

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment increased during the three months ended March 31, 2004, compared to the same period of 2003. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss on equipment and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended March 31,
	2004	2003

Marine containers	$684	$750
Railcars	636	447
Aircraft and rotables	324	346
Trailers	89	107

Marine containers: Marine container lease revenues and direct expenses were $0.7 million and $13,000, respectively, for the three months ended March 31, 2004, compared to $0.8 million and $12,000, respectively, during the same period of 2003. The decrease in lease revenues of $0.1 million during the three months ended March 31, 2004 was due to lower lease rates earned on the Partnership's marine containers.

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.3 million, respectively, for the three months ended March 31, 2004, compared to $0.7 million and $0.2 million, respectively, during the same period of 2003. Railcar lease revenues increased $0.2 million due the purchase and lease of railcars during the three months ended March 31, 2004 and during the last nine months of 2003.

Aircraft and rotables: Aircraft and rotables lease revenues and direct expenses were $0.3 million and $-0-, for the three months ended March 31, 2004 and 2003. The Partnership's wholly owned aircraft is on lease through July 2008 and as such, lease revenues are expected to remain at their current level through 2007.

Trailers:   Trailer lease revenues and direct expenses were $0.2 million and $0.1 million, respectively, for the three months ended March 31, 2004 and 2003.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.8 million for the three months ended March 31, 2004 increased from $1.7 million for the same period in 2003. Significant variances are explained as follows:

(i)   A $0.1 million increase in general and administrative expenses during the three months ended March 31, 2004 was primarily due to additional professional costs associated with equipment acquisitions;

(ii)   A $19,000 increase in interest expense resulted from higher average borrowings outstanding in the three months ended March 31, 2004 compared to the same period of 2003;

(iii)   A $0.1 million decrease in the impairment loss on equipment resulted from the Partnership reducing the carrying value of the owned aircraft rotables to their estimated fair value during the three months ended March 31, 2003. No impairment of equipment was required during the same period of 2004;

(iv)   (Recovery of) provision for bad debts decreased $45,000 compared to 2003 was primarily based on the General Partner’s evaluation of the collectability of receivables; and

(v)   A $28,000 decrease in depreciation and amortization expenses from 2003 levels reflects the decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned partially offset by an increase of approximately $0.1 million caused by the purchase of railcars during the three months ended March 31, 2004 and during 2003.

(C)   Net Gain on Disposition of Owned Equipment

The gain on the disposition of owned equipment for the three months ended March 31, 2004 totaled $0.1 million, and resulted from the disposition of aircraft rotables, marine containers, railcars and a trailer, with an aggregate net book value of $0.1 million for proceeds of $0.2 million. The net gain on the disposition of owned equipment for the first quarter of 2003 totaled $19,000, and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.1 million.

(D)   Equity in Net Income of Equity Investments

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

	For the Three Months
	Ended March 31,
	2004	2003

Marine vessel	$53	$305
Aircraft	(7)	(21
Equity in net income of equity investments	$46	$284

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, and administrative expenses in the equity investments:

Marine vessel:   As of March 31, 2004 and 2003, the Partnership owned an interest in an entity that owned a marine vessel. During the three months ended March 31, 2004, lease revenues of $0.7 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million. During the same period of 2003, lease revenues of $1.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.7 million.

Marine vessel lease revenues decreased $0.3 million during the three months ended March 31, 2004 compared to the same period 2003. Lease revenues decreased $0.2 million during the first quarter 2004 due to being off-hire approximately 10 days in the first quarter 2004 compared to 2003 and decreased $0.1 million due to the marine vessel being off-lease while undergoing dry docking.

Aircraft: As of March 31, 2004 and 2003, the Partnership owned an interest in two commercial aircraft on a direct finance lease and an interest in a Boeing 737-300 commercial aircraft. During the three months ended March 31, 2004, revenues of $0.3 million were offset by depreciation expense, direct expenses and administrative expenses of $0.3 million. During the same period of 2003, revenues of $0.3 million were offset by depreciation expense, direct expenses and administrative expenses of $0.4 million.

Aircraft revenues decreased $47,000 due to a lower lease rate being earned on the Boeing 737-300 commercial aircraft compared to the same period 2003 and decreased $22,000 due to a lower outstanding principal balance on the finance lease compared to 2003.

Depreciation expense decreased $0.1 million during the three months ended March 31, 2004 resulting from the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(E)   Net Income

As a result of the foregoing, the Partnership's net income for the three months ended March 31, 2004 was $0.1 million, compared to a net income of $0.3 million during the same period of 2003. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended March 31, 2004 is not necessarily indicative of future periods.

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

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives of 15 years for railcars and 12 years for all other equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. The General Partner has chosen a depreciation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

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

(III)   FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2004, the Partnership generated cash from operations of $0.9 million to meet its operating obligations, purchase additional equipment, pay debt and interest, and maintain working capital reserves.

During the three months ended March 31, 2004, the Partnership purchased railcars for $6.0 million and paid FSI or its affiliates $0.3 million for acquisition fees and $0.1 million for lease negotiation fees. During the first quarter of 2004, the Partnership disposed of owned equipment and received aggregate proceeds of $0.2 million.

Restricted cash decreased $0.4 million resulting from the withdrawal of the lender from the Partnership's debt facilities that required these deposits. No such deposits were required from the new lender.

Accounts receivable increased $0.2 million during the three months ended March 31, 2004 due to the timing of cash receipts.

Equity investments in affiliated entities decreased $0.4 million during the three months ended March 31, 2004 due to cash distributions of $0.4 million from the equity investments to the Partnership partially offset by an increase from income of $46,000 that was recorded by the Partnership for its interests in the equity investments.

Prepaid expenses increased $0.1 million during 2004 due to the payment of insurance expenses during the first quarter of 2004 that will be amortized over the term of the policy.

Accounts payable increased $0.1 million during the three months ended March 31, 2004 due to the timing of cash payments.

Due to affiliates decreased $0.4 million during the three months ended March 31, 2004 due to the payment of engine reserves due to an equity investment. The equity investment used these funds to repair the engines on an aircraft.

The Partnership made its scheduled principal payments totaling $1.0 million on the notes payable during the three months ended March 31, 2004. The Partnership is scheduled to make quarterly debt payments of $1.0 million plus interest to the lenders of the notes payable during 2004. The cash for these payments will come from operations and equipment dispositions.

The Partnership is a participant in a $7.5 million warehouse facility. The warehouse facility is shared by the Partnership, PLM Equipment Growth Fund V, PLM Equipment Growth & Income Fund VII, and MILPI Holdings LLC (MILPI), all of which are related parties. The facility provides for financing up to 100% of the cost of the equipment and expires on December 31, 2004. Any borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than December 31, 2004. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by PLM International, Inc. and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of May 14, 2004, there were no other outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. As of March 31, 2004, TEC or an affiliated program have purchased 208 railcars, at a cost of $15.3 million, and have leased 487 railcars. During 2004, TEC or an affiliated program will purchase or lease the remaining 352 railcars included in the commitment. The commitment requires a minimum of 30% of the 352 railcars to be purchased at a cost of $7.5 million. The remaining 70% of the 352 railcars may be leased or purchased. As included in the commitment table below, the total purchase price for the 352 railcars is $25.0 million.

The remaining railcars to be purchased or leased under this commitment, with a cost of $25.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

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

In the first quarter of 2004, an affiliate of FSI purchased 43 sulfur railcars for $2.5 million. FSI anticipates these railcars will be sold to a managed program or an unaffiliated third party in 2004.

At March 31, 2004, railcars with an original equipment cost of $2.5 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.
--

Commitments and contingencies as of March 31, 2004 are as follows (in thousands of dollars):

		Less than	1-3	4-5
Partnership Obligations:	Total	1 Year	Years	Years

Notes payable	$13,000	$4,000	$8,000	$1,000

Affiliate Obligations:

Commitment to purchase railcars	$66,237	$45,985	$20,252	$--
Commitment to purchase
sulfur railcars	2,531	2,531	--	--
	$68,768	[1] $48,516	$20,252	$--

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

(V)   OUTLOOK FOR THE FUTURE

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

Several factors may affect the Partnership's operating performance during the remainder of 2004 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

Recently, worldwide steel prices have increased due to the demand in China for steel. While the General Partner is unable to determine if the price of steel will remain at these levels, if they do remain at the current level, or were to increase further, the General Partner would expect to see increases in the price of new or used transportation equipment such as railcars, marine containers and marine vessels that contain this product. In addition, the increase in the price of new steel effectively increases the price paid for scrap steel. Currently, the price of certain new equipment has increased as much as 30% over the past few months. Accordingly, if these prices become sustained for a long period of time, the General Partner would expect the lease rates for this type of equipment to increase as a result of this.

The Partnership's operation of a diversified equipment portfolio in a broad base of markets is intended to reduce its exposure to volatility in individual equipment sectors.

Other factors affecting the Partnership’s operations during the remainder of 2004 and beyond include:

(1)   In 2003 a significant number of the Partnership’s marine containers on a fixed rate lease switched to a lease based on utilization. This will result in a significant decrease in lease revenues in 2004 compared to 2003;

(2)   Economic recovery in the railcar segment seems to be back on track after an uncertain second half of 2003. Orders for new railcars, a key leading indicator, jumped to 18,000 in the first quarter of 2004 from approximately 12,000 in the fourth quarter of 2003. Overall railcar loadings are now forecast to grow approximately 5% in 2004 which is an extremely strong outlook. Chemical and petroleum railcar loadings, the most important drivers for the majority of the Partnership’s fleet, increased 2% and 3% in the first quarter, as reported by the American Association of Railroads. Industry fleet utilization numbers are not specifically available, but are generally considered to have increased in all railcar types. The speed of recovery in lease rates continues to be dependent on the number of idle railcars in fleets owned by various shippers and leasing competitors who have been very aggressive in quoted rates compared to historical norms. Another key will be the ability of the railroads to operate efficiently at the higher volumes and avoid congestion. At this point, congestion has been localized and has not had a significant effect;

(3)   The Partnership has an investment in a double-hull product tanker constructed in 1985 that operates in international markets carrying a variety of clean commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

In the first quarter of 2004, freight rates for the Partnership’s marine vessel continued to remain strong due to an increase on the demand side for sea transportation resulting from improving economies worldwide. The demand is expected to continue until new tonnage starts coming on line mid year. The cold weather and demand for refined home heating oil on United States east coast coupled with strong demand for imported gasoline has given an added boost to charter rates in early 2004.

The General Partner is seeing an increase in the market price for product tankers. As market prices for the Partnership partially owned product tanker have increased, the General Partner is currently in the process of determining whether this is an advantageous time to sell this marine vessel;

(4)   Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The General Partner believes that there is a significant oversupply of commercial aircraft available that has caused a decrease in aircraft fair market values. The General Partner believes aircraft prices have decreased to a level which may make them attractive investment opportunities. Accordingly, the Partnership may purchase aircraft in 2004.

In 2003 the Partnership’s owned aircraft rotables came off-lease. The General Partner is currently marketing this equipment for sale. Due to the poor market for these rotables, it may take a considerable period of time to dispose of them.

The lessee of the Partnership’s two partially owned MD-82 commercial aircraft encountered financial difficulties during 2002 and 2003. The lessee restructured leases (including a $5,000 a month reduction in the lease payment for each aircraft owned by entities in which the Partnership has an interest) and renegotiated labor contracts. While the General Partner believes the financial condition of this lessee has stabilized, it is possible that it could encounter new difficulties in the future. If this aircraft were to be returned prior to its lease expiration in 2008, the aircraft could be off-lease for a significant period of time or re-leased at a significantly lower lease rate.

During the first quarter 2004, the General Partner renegotiated the lease for the partially owned Boeing 737-300. The lease was extended from April 2005 to July 2008 and the monthly lease rate was lowered by 6%.

(5)   The management fee rate paid by the Partnership is reduced by 25% for the period starting January 1, 2003 and ending June 30, 2005; and

(6)   The Partnership is expected to continue to have increased general and administrative costs due to costs associated with the acquisition of additional equipment.

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

The Partnership intends to use cash flow from operations to satisfy its operating requirements, pay loan principal and interest on debt, and purchase additional equipment.

The General Partner believes prices on certain transportation equipment, primarily railcar equipment and selected aircraft equipment, have reached attractive levels and is currently in the market to make investments in 2004. The General Partner believes that transportation equipment purchased in today's economic environment may appreciate. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase additional equipment.

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
--

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

31.1    Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

31.2    Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

32.1    Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

32.2    Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

(b)    Reports on Form 8-K

None.

(This space intentionally left blank)

--

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH FUND VI

By:   PLM Financial Services, Inc.
General Partner

Date:   May 14, 2004        By:   /s/ Richard B Brock
Richard K Brock
Chief Financial Officer