Form 10QSB
period 2004-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 2004-08-16
CIK 874395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the quarterly period ended June 30, 2004

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from to

Commission file number 0-21806
_______________________

PLM EQUIPMENT GROWTH FUND VI
(Exact name of registrant as specified in its charter)

California	94-3135515
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

200 Nyala Farms Road
Westport, CT	06880
(Address of principal	(Zip code)
executive offices)

Former Address: 235 3rd Street South, Suite 200, St. Petersburg, FL. 33701

Registrant's telephone number, including area code: (203) 341-0555
_______________________

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	June 30,	December 31,
	2004	2003

Assets

Equipment held for operating leases, at cost	$68,289	$65,675
Less accumulated depreciation	(47,075)	(48,220)

Net equipment	21,214	17,455

Cash and cash equivalents	8,106	13,294
Restricted cash	--	410
Accounts receivable, less allowance for doubtful accounts
of $428 in 2004 and $444 in 2003	1,249	1,060
Equity investments in affiliated entities	9,093	9,241
Deferred charges, net of accumulated amortization of
$290 in 2004 and $508 in 2003	291	302
Prepaid expenses and other assets	276	241

Total assets	$40,229	$42,003

Liabilities and partners’ capital

Liabilities:
Accounts payable and accrued expenses	$525	$495
Due to affiliates	1,250	1,552
Notes payable	12,000	14,000
Total liabilities	13,775	16,047

Commitments and contingencies

Partners’ capital:
Limited partners (7,730,965 limited partnership units)	26,454	25,956
General Partner	--	--

Total partners’ capital	26,454	25,956

Total liabilities and partners’ capital	$40,229	$42,003

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Revenues

Lease revenue	$2,153	$2,128	$4,294	$4,122
Interest and other income	11	17	31	41
Gain on disposition of equipment	429	35	503	71
Loss on disposition of equipment	(1)	(5)	--	(22)
Total revenues	2,592	2,175	4,828	4,212

Expenses

Depreciation and amortization	1,021	1,364	2,018	2,389
Repairs and maintenance	433	219	808	517
Insurance expense	71	61	134	125
Management fees to affiliate	89	103	186	184
Interest expense	149	160	322	314
General and administrative expenses
to affiliates	118	25	270	70
Other general and administrative expenses	309	363	629	641
Impairment loss on equipment	--	--	--	77
(Recovery of) provision for bad debts	--	(3)	(9)	33
Total expenses	2,190	2,292	4,358	4,350

Equity in net (loss) Income of equity
investments	(18)	(753)	28	(469)

Net income (loss)	$384	$(870)	$498	$(607)

Partners' share of net income (loss)

Limited partners	$384	$(870)	$498	$(607)
General Partner	--	--	--	--

Total	$384	$(870)	$498	$(607)

Limited partners' net income (loss) per
weighted-average limited partnership unit	$0.05	$(0.11)	$0.06	$(0.08)

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Period from December 31, 2003 to June 30, 2004
(in thousands of dollars)
(unaudited)

	Limited Partners	General Partner	Total

Partners’ capital as of December 31, 2003	$25,956	$ --	$25,956

Net income	498	--	498

Partners’ capital as of June 30, 2004	$26,454	$ --	$26,454

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
For the Six Months Ended June 30,
	2004	2003

Operating activities

Net income (loss)	$498	$(607)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	2,018	2,389
Amortization of debt issuance costs	55	63
(Recovery of) provision for bad debts	(9)	33
Impairment loss on equipment	--	77
Net gain on disposition of equipment	(503)	(49)
Equity in net (income) loss from equity investments	(28)	469
Distribution from equity investments	176	1,163
Changes in operating assets and liabilities:
Accounts receivable	(180)	(140)
Prepaid expenses and other assets	(35)	44
Accounts payable and accrued expenses	30	(253)
Due to affiliates	(302)	220
Lessee deposits	--	1

Net cash provided by operating activities	1,720	3,410

Investing activities

Payments for purchase of equipment and capitalized repairs	(5,969)	(4,100)
Payments of acquisition fees to affiliate	(269)	(184)
Payments of lease negotiation fees to affiliate	(60)	(41)
Proceeds from disposition of equipment	980	171

Net cash used in investing activities	(5,318)	(4,154)

Financing activities

Payments of notes payable	(2,000)	(2,250)
Decrease in restricted cash	410	--
Net cash used in financing activities	(1,590)	(2,250)

Net decrease in cash and cash equivalents	(5,188)	(2,994)
Cash and cash equivalents at beginning of period	13,294	8,286

Cash and cash equivalents at end of period	$8,106	$5,292

Supplemental information

Interest paid	$275	$403

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

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at June 30, 2004, condensed statements of operations for the three and six months ended June 30, 2004 and 2003, condensed statements of changes in partners’ capital for the period from December 31, 2003 to June 30, 2004, and the condensed statements of cash flows for the six months ended June 30, 2004 and 2003 have been made and are reflected.

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

4.   Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2004 and December 31, 2003, included $0.1 million due to FSI or its affiliates for management fees and $1.1 million and $1.4 million, respectively, due to equity investments in affiliated entities.

The Partnership’s proportional share of the affiliated expenses incurred by affiliated equity investments during 2004 and 2003 is listed in the following table (in thousands of dollars):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003

Management fees	$37	$61	$75	$121
Data processing and administrative
expenses	4	3	13	8

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4.   Transactions with General Partner and Affiliates (continued)

These affiliate expenses reduced the Partnership's proportional share of the equity interest in the income of equity investments.

During the six months ended June 30, 2004, the Partnership purchased $6.0 million in railcars from FSI or its affiliates and paid $0.3 million for acquisition fees and $0.1 million for lease negotiation fees. The Partnership's cost for these railcars was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. During the six months ended June 30, 2003, the Partnership purchased railcars from an unaffiliated third party and paid FSI or its affiliates $0.2 million for acquisition fees and $41,000 for lease negotiation fees

5.   Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2004	2003

Railcars	$24,523	$21,095
Marine containers	22,893	23,381
Aircraft and rotables	15,708	15,987
Trailers	5,165	5,212

	68,289	65,675
Less accumulated depreciation	(47,075)	(48,220)

Net equipment	$21,214	$17,455

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.

As of June 30, 2004, all owned equipment in the Partnership’s portfolio was on lease except for aircraft rotables and 120 railcars with an aggregate net book value of $0.9 million. As of December 31, 2003, all owned equipment in the Partnership's portfolio was on lease except for a portfolio of aircraft rotables and 218 railcars with an aggregate net book value of $1.3 million.

During the six months ended June 30, 2004 and 2003, the Partnership purchased railcars for $6.2 million and $4.3 million including acquisition fees of $0.3 million and $0.2 million, respectively.

During the six months ended June 30, 2004, the Partnership disposed of aircraft rotables, marine containers, railcars and trailers, with an aggregate net book value of $0.5 million for proceeds of $1.0 million. During the six months ended June 30, 2003, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.2 million.

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

No reductions were required to the carrying value of the owned equipment during the six months ended June 30, 2004.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Equity Investments in Affiliated Entities

The Partnership owns equipment and other assets jointly with affiliated programs.

Ownership interest is based on the Partnership’s contribution towards the cost of the assets in the equity investments. The Partnership’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, and lease and re-lease negotiation fees vary among the owners of the equity investments. The Partnership’s investment in equity investments includes acquisition and lease negotiation fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable and the amortization of acquisition and lease negotiation fees.

The tables below set forth 100% of the revenues, direct and indirect expenses, impairment loss on equipment, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three and six months ended June 30, 2004 and 2003 (in thousands of dollars):

		Aero	Boeing	PLM
For the three months ended	Lion	California	737-300	Worldwide
June 30, 2004	Partnership1	Trust2	Trust3	Leasing4	Total

Revenues	$1,351	$38	$390
Less: Direct expenses	1,109	6	5
Indirect expenses	354	25	407

Net (loss) income	$(112)	$7	$(22)

Partnership’s share of net (loss) income	$(58)	$3	$(11)	$48	$(18)

		Aero	Boeing
For the three months ended	Lion	California	737-300
June 30, 2003	Partnership1	Trust2	Trust3	Total

Revenues	$2,096	$95	$465
Less: Direct expenses	1,508	5	2
Indirect expenses	423	29	547
Impairment loss on equipment	--	--	1,321

Net income (loss)	$165	$61	$(1,405)

Partnership’s share of net income (loss)	$80	$25	$(858)	$(753)

1    The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
2    The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3    The Partnership owns a 62% interest in the Boeing 737-300 Trust that owns a stage III commercial aircraft.
4    The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.   Equity Investments in Affiliated Entities (continued)

		Aero	Boeing	PLM
For the six months ended	Lion	California	737-300	Worldwide
June 30, 2004	Partnership1	Trust2	Trust3	Leasing4	Total

Revenues	$2,722	$87	$780
Less: Direct expenses	2,020	15	12
Indirect expenses	712	51	816

Net income	$(10)	$21	$(48)

Partnership’s share of net (loss) income	$(5)	$8	$(23)	$48	$28

		Aero	Boeing
For the six months ended	Lion	California	737-300
June 30, 2003	Partnership1	Trust2	Trust3	Total

Revenues	$3,957	$198	$930
Less: Direct expenses	2,358	10	7
Indirect expenses	841	59	1,097
Impairment loss on equipment	--	--	1,321

Net income (loss)	$758	$129	$(1,495)

Partnership’s share of net income (loss)	$386	$52	$(907)	$(469)

During the six months ended June 30, 2003 the General Partner recorded an impairment of $1.3 million to a Boeing 737-300 commercial aircraft. Declining fair values of aircraft similar to the one owned by the equity investment, indicated to the General Partner that an impairment to this aircraft may exist. The General Partner determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft, estimated sales proceeds and holding costs excluding interest. No reductions were required to the carrying value of jointly-owned equipment during the six months ended June 30, 2004.

As of June 30, 2004 and December 31, 2003, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease.

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
4    The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments (continued)

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$308	$949	$209	$687	$--	$2,153
Interest income and other income	--	--	--	--	--	11	11
Gain (loss) on disposition of equipment	--	--	340	(1)	89	--	428

Total revenues	--	308	1,289	208	776	11	2,592

Expenses
Depreciation and amortization	--	--	531	72	415	3	1,021
Operations support	--	--	298	157	17	32	504
Management fees to affiliate	--	1	55	8	25	--	89
Interest expense	--	--	--	--	--	149	149
General and administrative expenses	--	(5)	206	1	--	225	427
(Recovery of) provision for bad debts	--	--	(1)	1	--	--	--
Total expenses	--	(4)	1,089	239	457	409	2,190

Equity in net (loss) income of equity
investments	(58)	40	--	--	--	--	(18)

Net (loss) income	$(58)	$352	$200	$(31)	$319	$(398)	$384

Total assets as of June 30, 2004	$3,379	$6,139	$12,137	$616	$9,421	$8,537	$40,229

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$--	$310	$998	$82	$738	$--	$2,128
Interest income and other income	--	5	--	--	--	12	17
(Loss) gain on disposition of equipment	--	--	(5)	--	35	--	30

Total revenues	--	315	993	82	773	12	2,175

Expenses
Depreciation and amortization	--	--	774	73	515	2	1,364
Operations support	--	(1)	170	81	11	19	280
Management fees to affiliate	--	18	52	4	29	--	103
Interest expense	--	--	--	--	--	160	160
General and administrative expenses	--	90	61	35	(19)	221	388
Recovery of bad debts	--	--	(3)	--	--	--	(3)
Total expenses	--	107	1,054	193	536	402	2,292

Equity in net income (loss) of equity
investments	80	(833)	--	--	--	--	(753)

Net income (loss)	$80	$(625)	$(61)	$(111)	$237	$(390)	$(870)

1   Includes certain assets not identifiable to a specific segment such as cash, certain deferred charges and prepaid expenses. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.
2   Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.   Operating Segments (continued)

	Marine				Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$632	$1,851	$427	$1,384	$--	$4,294
Interest income and other	--	--	--	--	--	31	31
Gain on disposition of equipment	--	--	374	3	126	--	503

Total revenues	--	632	2,225	430	1,510	31	4,828

Expenses
Depreciation and amortization	--	--	1,020	145	848	5	2,018
Operations support	--	--	564	286	30	62	942
Management fees to affiliate	--	11	107	16	52	--	186
Interest expense	--	--	--	--	--	322	322
General and administrative expenses	2	27	354	29	--	487	899
Recovery of bad debts	--	--	(9)	--	--	--	(9)
Total expenses	2	38	2,036	476	930	876	4,358

Equity in net (loss) income of equity
investments	(5)	33	--	--	--	--	28

Net (loss) income	$(7)	$627	$189	$(46)	$580	$(845)	$498

Equipment purchases and
capitalized repairs	$--	$--	$5,969	$--	$--	$--	$5,969

Acquisition fees to affiliate	$--	$--	$269	$--	$--	$--	$269

	Marine				Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$656	$1,667	$299	$1,500	$--	$4,122
Interest income and other income	--	5	--	--	--	36	41
(Loss) gain on disposition of equipment	--	--	(22)	--	71	--	49

Total revenues	--	661	1,645	299	1,571	36	4,212

Expenses
Depreciation and amortization	--	36	1,155	146	1,048	4	2,389
Operations support	--	(1)	392	191	23	37	642
Management fees to affiliate	--	27	89	12	56	--	184
Interest expense	--	--	--	--	--	314	314
General and administrative expenses	--	90	126	71	--	424	711
Impairment loss on equipment	--	77	--	--	--	--	77
Provision for bad debts	--	--	33	--	--	--	33
Total expenses	--	229	1,795	420	1,127	779	4,350

Equity in net income (loss) of equity
investments	386	(855)	--	--	--	--	(469)

Net income (loss)	$386	$(423)	$(150)	$(121)	$444	$(743)	$(607)

Equipment purchases and
capitalized repairs	$--	$--	$4,100	$--	$--	$--	$4,100

Acquisition fees to affiliate	$--	$--	$184	$--	$--	$--	$184

8.   Net Income (Loss) Per Weighted-Average Limited Partnership Unit

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income or loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2004 and 2003 was 7,730,965.
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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9.   Accounts Receivable

Accounts receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts receivable were as follows (in thousands of dollars):

	June 30,	December 31,
	2004	2003

Trade accounts receivable	$1,677	$1,504
Allowance for doubtful accounts	(428)	(444)

	$1,249	$1,060

10.   Debt

The Partnership is a participant in a $7.5 million warehouse facility. The warehouse facility is scheduled to expire on December 31, 2004 with all advances due no later than December 31, 2004. As of June 30, 2004 and December 31, 2003, the Partnership had no borrowings outstanding under this facility.

The Partnership made the regularly scheduled principal payments totaling $2.0 million to the lender of the notes payable during the six months ended June 30, 2004.

11.   Commitments and Contingencies

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of June 30, 2004, TEC or an affiliated program have purchased 354 railcars, at a cost of $25.8 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 202 railcars to be purchased or leased under this commitment with a cost of $15.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

In the fourth quarter of 2003, FSI exercised its option under the above agreement to purchase or lease 400 additional railcars which will be delivered in 2004 and 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 400 railcars is $30.3 million. The Partnership, an affiliate, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

As of June 30, 2004, TEC is required to purchase an additional 13% of the total remaining railcars under the commitment to meet its overall requirement that 30% of the total commitment be purchased.

At June 30, 2004, railcars with an original equipment cost of $3.4 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of these railcars.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Litigation

On December 31, 2003 and during 2004, in the Court of Common Pleas for Williamsburg County, South Carolina, actions have been filed by Harold H. Collins, Dianne Collins his wife, and Rickey Thomas, Sr. against South Carolina Central Railroad Company, Inc., CSX Transportation, Inc., TradeMark Nitrogen, Inc. and PLM Investment Management, Inc. The actions involve a chemical spill from a railcar owned by the Partnership. All three law suits claim permanent injuries and alleges negligence on the part of all four defendants in their duty to exercise reasonable care in the inspection, maintenance and repair of the railcar. The complaints do not allege a specific amount of damages. The General Partner expects that these actions will be amended at some point and that the Partnership will also be named as a defendant.

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

13.   Subsequent Events

In July 2004, the Partnership transferred 774 railcars with a net book value of $11.4 million to PLM Rail Partners, LLC (PLM Rail Partners), a limited liability company jointly owned with two affiliated programs. The manager of PLM Rail Partners is PLM Financial Services, Inc. The Partnership owns a 43.3% interest in PLM Rail Partners. In July, PLM Rail Partners borrowed $25.3 million on a non-recourse basis. The loan is collateralized by railcars and future lease payments. This loan bears interest at rates from 5.65% to 7.25% and is to be amortized over 8 years.

During July 2004, PLM Rail Partners distributed $9.9 million to the Partnership from the proceeds of this loan. The Partnership intends to purchase additional equipment with these proceeds.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)   RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI’s (the Partnership’s) Operating Results for the Three Months Ended June 30, 2004 and 2003

(A)   Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended June 30, 2004, compared to the same period of 2003. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss on equipment and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2004	2003

Marine containers	$670	$727
Railcars	651	828
Aircraft and rotables	308	311
Trailers	52	1

Marine containers: Marine container lease revenues and direct expenses were $0.7 million and $17,000, respectively, for the three months ended June 30, 2004, compared to $0.7 million and $11,000, respectively, during the same period of 2003. The decrease in lease revenues of $0.1 million during the three months ended June 30, 2004 was due to lower lease rates earned on the Partnership's marine containers.

Railcars: Railcar lease revenues and direct expenses were $0.9 million and $0.3 million, respectively, for the three months ended June 30, 2004, compared to $1.0 million and $0.2 million, respectively, during the same period of 2003. Railcar lease revenues decreased $0.3 million during the three months ended June 30, 2004 due to the sale of railcars in 2003 and 2004 that were on lease during the second quarter of 2003. The decrease was partially offset by the increase of $0.3 million due the purchase and lease of railcars during 2004.

Aircraft and rotables: Aircraft and rotables lease revenues were $0.3 million for the three months ended June 30, 2004 and 2003. The Partnership's wholly owned aircraft is on lease through July 2008 and as such, lease revenues are expected to remain at their current level through the end of the lease.

Trailers:   Trailer lease revenues and direct expenses were $0.2 million and $0.2 million, respectively, for the three months ended June 30, 2004, compared to $0.1 million and $0.1 million, respectively, during the same period of 2003.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.7 million for the three months ended June 30, 2004 decreased from $2.0 million for the same period in 2003. Significant variances are explained as follows:

(i)   A $0.3 million decrease in depreciation and amortization expenses from 2003 levels reflects the decrease of $0.2 caused by the sale of railcars during the second quarter of 2004 and a $0.2 million decrease caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. These decreases were partially offset by an increase of approximately $0.1 million caused by the purchase of railcars during 2004;

(ii)   A $11,000 decrease in interest expense resulted from lower average borrowings outstanding in the three months ended June 30, 2004 compared to the same period of 2003; and

(iii)   A $39,000 increase in general and administrative expenses during the three months ended June 30, 2004 was primarily due to additional professional costs associated with equipment acquisitions.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the three months ended June 30, 2004 totaled $0.4 million, and resulted from the disposition of aircraft rotables, marine containers, railcars and trailers, with an aggregate net book value of $0.3 million for proceeds of $0.8 million. The net gain on the disposition of owned equipment for the second quarter of 2003 totaled $30,000, and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.1 million.

(D)   Equity in Net (Loss) Income of Equity Investments

Equity in net (loss) income of equity investments generally represents the Partnership's share of the net income or loss generated from the operation of jointly owned entities accounted for under the equity method of accounting. The following table presents equity in net income or (loss) by equipment type (in thousands of dollars):

	For the Three Months
	Ended June 30,
	2004	2003

Aircraft	$40	$(833)
Marine vessel	(58)	80
Equity in net loss of equity investments	$(18)	$(753)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, administrative expenses, and impairment loss on equipment in the equity investments:

Aircraft: As of June 30, 2004 and 2003, the Partnership owned an interest in entities owning two commercial aircraft on a direct finance lease, an interest in an entity owning a Boeing 737-300 commercial aircraft and an interest in an entity owning other assets. During the three months ended June 30, 2004, equipment owning entities generated revenues of $0.3 million which were partially offset by depreciation expense, direct expenses and administrative expenses of $0.3 million. During the same period of 2003, entities owning equipment generated revenues of $0.3 million which were offset by depreciation expense, direct expenses and administrative expenses of $0.3 million and an impairment loss on equipment of $0.8 million. During the three months ended June 30, 2004, contribution from an entity owning other assets increased $48,000 compared to 2003.

Aircraft revenues decreased $47,000 due to a lower lease rate being earned on the Boeing 737-300 commercial aircraft compared to the same period 2003 and decreased $23,000 due to a lower outstanding principal balance on the finance lease compared to 2003.

Direct expenses decreased $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. During the second quarter 2003, impairment loss of $0.8 million resulted from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to its estimated fair value. No impairment was required during the second quarter of 2004.

Marine vessel:   As of June 30, 2004 and 2003, the Partnership owned an interest in an entity that owned a marine vessel. During the three months ended June 30, 2004, lease revenues of $0.7 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.8 million. During the same period of 2003, lease revenues of $1.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.0 million.

Marine vessel lease revenues decreased $0.4 million during the three months ended June 30, 2004 compared to the same period 2003. Lease revenues decreased $0.2 million during the second quarter 2004 due to being off-hire approximately 20 days and decreased $0.2 million due to the marine vessel earning a lower lease rate compared to 2003.

Direct expenses decreased $0.3 million due to lower operation expenses of $0.1 million, lower repairs and maintenance of $45,000 and lower management fees to affiliate of $28,000.

(E)   Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the three months ended June 30, 2004 was $0.4 million, compared to a net loss of $0.9 million during the same period of 2003. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the second quarter of 2004 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Six Months Ended June 30, 2004 and 2003

(A)   Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the six months ended June 30, 2004, compared to the same period of 2003. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2004	2003

Marine containers	$1,354	$1,477
Railcars	1,287	1,275
Aircraft and rotables	632	657
Trailers	141	108

Marine containers: Marine container lease revenues and direct expenses were $1.4 million and $30,000, respectively, for the six months ended June 30, 2004, compared to $1.5 million and $23,000, respectively, during the same period of 2003. The decrease in lease revenues of $0.1 million during the six months ended June 30, 2004 was due to lower lease rates earned on the Partnership's marine containers.

Railcars: Railcar lease revenues and direct expenses were $1.9 million and $0.6 million, respectively, for the six months ended June 30, 2004, compared to $1.7 million and $0.4 million, respectively, during the same period of 2003. Railcar lease revenues increased $0.4 million due the purchase and lease of railcars during 2004 and 2003. The increase was partially offset by a decrease of $0.2 million caused by the sale of railcars that were on lease during the six months ended June 30, 2003.

Aircraft and rotables: Aircraft and rotables lease revenues were $0.6 million for the six months ended June 30, 2004, compared to $0.7 million during the same period of 2003. The Partnership's wholly owned aircraft is on lease through July 2008 and as such, lease revenues are expected to remain at their current level through the end of the current lease.

Trailers:   Trailer lease revenues and direct expenses were $0.4 million and $0.3 million, respectively, for the six months ended June 30, 2004, compared to $0.3 million and $0.2 million, respectively, during the same period of 2003. Trailer direct expenses increased $0.1 million due to an increase in repairs and maintenance in order to prepare trailers for hire.

(B)   Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $3.5 million for the six months ended June 30, 2004 decreased from $3.7 million for the same period in 2003. Significant variances are explained as follows:

(i)   A $0.4 million decrease in depreciation and amortization expenses from 2003 levels reflects the decrease of $0.4 million decreased caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a $0.2 decrease caused by the sale of railcars during 2004 and 2003. These decreases were partially offset by an increase of approximately $0.2 million caused by the purchase of railcars during 2004;

(ii)   A $0.1 million decrease in the impairment loss on equipment resulted from the Partnership reducing the carrying value of the owned aircraft rotables to their estimated fair value during the six months ended June 30, 2003. No impairment of equipment was required during the same period of 2004;

(iii)   (Recovery of) provision for bad debts decreased $42,000 compared to 2003 was primarily based on the General Partner’s evaluation of the collectability of receivables; and

(iv)   A $0.2 million increase in general and administrative expenses during the six months ended June 30, 2004 was primarily due to additional professional costs associated with equipment acquisitions.

(C)   Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the six months ended June 30, 2004 totaled $0.5 million, and resulted from the disposition of aircraft rotables, marine containers, railcars and trailers, with an aggregate net book value of $0.5 million for proceeds of $1.0 million. The net gain on the disposition of owned equipment for the six months ended June 30, 2003 totaled $49,000, and resulted from the sale of marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.2 million.

(D)   Equity in Net Income (Loss) of Equity Investments

Equity in net income (loss) of equity investments generally represents the Partnership's share of the net income or loss generated from the operation of jointly owned entities accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Six Months
	Ended June 30,
	2004	2003

Aircraft	$33	$(855)
Marine vessel	(5)	386
Equity in net income (loss) of equity investments	$28	$(469)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, administrative expenses, and impairment loss on equipment in the equity investments:

Aircraft: As of June 30, 2004 and 2003, the Partnership owned an interest in entities owning two commercial aircraft on a direct finance lease, an interest in an entity owning a Boeing 737-300 commercial aircraft and an interest in an entity owning other assets. During the six months ended June 30, 2004, entities owning equipment generated revenues of $0.5 million which were offset by depreciation expense, direct expenses and administrative expenses of $0.5 million. During the same period of 2003, entities owning equipment generated revenues of $0.7 million which were offset by depreciation expense, direct expenses and administrative expenses of $0.7 million and the impairment loss on equipment of $0.8 million. During the six months ended June 30, 2004, contribution from an entity owning other assets increased $48,000 compared to 2003.

Aircraft revenues decreased $0.1 million due to a lower lease rate being earned on the Boeing 737-300 commercial aircraft compared to the same period 2003 and decreased $44,000 due to a lower outstanding principal balance on the finance lease compared to 2003.

Direct expenses decreased $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. During the six months ended June 30, 2003, impairment loss of $0.8 million resulted from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to its estimated fair value. No impairment was required during the period of 2004.

Marine vessel:   As of June 30, 2004 and 2003, the Partnership owned an interest in an entity that owned a marine vessel. During the six months ended June 30, 2004, lease revenues of $1.4 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $1.4 million. During the same period of 2003, lease revenues of $2.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $1.7 million.

Marine vessel lease revenues decreased $0.6 million during the six months ended June 30, 2004 compared to the same period 2003. Lease revenues decreased approximately $0.3 million during the six months ended June 30, 2004 due to being off-hire while in dry-dock approximately 30 days in 2004 compared to 2003 and decreased $0.3 million due to earning a lower lease rate during 2004 compared to 2003.

(E)   Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 2004 was $0.5 million, compared to a net loss of $0.6 million during the same period of 2003. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2004 is not necessarily indicative of future periods.

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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Revenue recognition: Lease revenues are earned by the Partnership monthly and no significant amounts are calculated on factors other than the passage of time. The Partnership’s leases are accounted for as operating leases and are non-cancelable. Rents received prior to their due dates are deferred.

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

Reserves for repairs: The Partnership accrues for legally required repairs to equipment such as scheduled major maintenance for marine vessels and engine overhauls to aircraft engines over the period prior to the required repairs. The amount that is reserved for is based on the General Partner’s expertise in each equipment segment, the past history of such costs for that specific piece of equipment and discussions with independent, third party equipment brokers. If the amount reserved for is not adequate to cover the cost of such repairs or if the repairs must be performed earlier than the General Partner estimated, the Partnership would incur additional repair and maintenance or equipment operating expenses.

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

(III)   FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the six months ended June 30, 2004, the Partnership generated cash from operations of $1.7 million to meet its operating obligations, purchase additional equipment, pay debt and interest, and maintain working capital reserves.

During the six months ended June 30, 2004, the Partnership purchased railcars for $6.0 million and paid FSI or its affiliates $0.3 million for acquisition fees and $0.1 million for lease negotiation fees. During the six months ended June 30, 2004, the Partnership disposed of owned equipment and received aggregate proceeds of $1.0 million.

Restricted cash decreased $0.4 million resulting from the withdrawal of the lender from the Partnership's debt facilities that required these deposits. No such deposits were required from the new lender.

Accounts receivable increased $0.2 million during the six months ended June 30, 2004 due to the timing of cash receipts.

Equity investments in affiliated entities decreased $0.1 million during the six months ended June 30, 2004 due to cash distributions of $0.2 million from the equity investments to the Partnership partially offset by an increase from income of $28,000 that was recorded by the Partnership for its interests in the equity investments.

Due to affiliates decreased $0.3 million during the six months ended June 30, 2004 due to the payment of $0.4 million in engine reserves due to an equity investment to repair the engines on an aircraft. This decrease was partially offset by an increase of $0.1 million in additional engine reserves deposits during 2004.

The Partnership made its scheduled principal payments totaling $2.0 million on the notes payable during the six months ended June 30, 2004. The Partnership is scheduled to make quarterly debt payments of $1.0 million plus interest to the lenders of the notes payable during 2004. The cash for these payments will come from operations and equipment dispositions.

In July 2004, the Partnership transferred 774 railcars with a net book value of $14.6 million to PLM Rail Partners, LLC (PLM Rail Partners), a limited liability company jointly owned with two affiliated programs. The manager of PLM Rail Partners is PLM Financial Services, Inc. The Partnership owns a 43.3% interest in PLM Rail Partners. In July, PLM Rail Partners borrowed $25.3 million on a non-recourse basis. The loan is collateralized by railcars and future lease payments. This loan bears interest at rates from 5.65% to 7.25% and is to be amortized over 8 years.

During July 2004, PLM Rail Partners distributed $9.9 million to the Partnership from the proceeds of this loan. The Partnership intends to purchase additional equipment with these proceeds.

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

As of August 13, 2004, there were no outstanding borrowings on this facility by the Partnership or any of the other eligible borrowers.

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of June 30, 2004, TEC or an affiliated program have purchased 354 railcars, at a cost of $25.8 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 202 railcars to be purchased or leased under this commitment with a cost of $15.0 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party.

In the fourth quarter of 2003, FSI exercised its option under the above agreement to purchase or lease 400 additional railcars which will be delivered in 2004 and 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 400 railcars is $30.3 million. The Partnership, an affiliate, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

As of June 30, 2004, TEC is required to purchase an additional 13% of the total remaining railcars under the commitment to meet its overall requirement that 30% of the total commitment be purchased.

At June 30, 2004, railcars with an original equipment cost of $3.4 million were owned by FSI, some of which were purchased from the above transaction. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of these railcars.

Commitments and contingencies as of June 30, 2004 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Notes payable	$12,000	$4,000	$8,000

Affiliate Obligations:

Commitment to purchase railcars	$44,982	[1] $23,329	$21,653

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

(2)   Economic recovery in the railcar segment continues to be strong. Orders for new tank railcars, a key leading indicator for the railcar fleet, indicate a backlog of a full year production of approximately 11,000 units. Overall railcar loadings are now forecast to grow approximately 6% in 2004 which is an extremely strong outlook and an increase in the industry consensus forecast since last quarter. The railcar fleet is largely used by a broadly defined chemical sector. Chemical production has grown 3% per year on average over the last two decades.

Although chemical and petroleum railcar loadings are projected to grow by 5% this year, the rapid increase in steel prices which has resulted in increases in the price of a new tank car by over 20%, may cause the industry recovery to slow. The speed of recovery in lease rates continues to lag behind this price increase and lease rates remain low compared to historical norms. While this is likely to change, reduced railcar availability and higher lease costs may slow the industry growth and perhaps cause a shift to other forms of transportation;

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

The charter market for tankers is expected to remain strong for the remainder of 2004;

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

The Partnership’s owned aircraft rotables are off-lease. The General Partner is currently marketing this equipment for sale. Due to the poor market for these rotables, it may take a considerable period of time to dispose of them.

During 2004, the lessee of the Partnership’s two partially owned DC-9's on a direct finance lease fell behind in its monthly payments. As of August 13, 2004, payments on these aircraft are four months in arrears. The General Partner is currently reviewing its options including the possibility of sending the lessee a notification of default and the age of these aircraft. Due to the economic condition of the airline industry, should the General Partner repossess these aircraft, it will be difficult to remarket and may be off-lease for a considerable period of time.

During 2004, the General Partner renegotiated the lease for the partially owned Boeing 737-300. The lease was extended from April 2005 to July 2008 and the monthly lease rate was lowered by 6%.

(5)   The management fee rate paid by the Partnership is reduced by 25% for the period starting January 1, 2003 and ending June 30, 2005;

(6)   The Partnership is expected to continue to have increased general and administrative costs due to costs associated with the acquisition of additional equipment and as it liquidates other investment programs that currently share certain shared general and administrative expenses; and

(7)   General and administrative expenses are expected to increase over the next 18 months due to additional expenses required to meet compliance standards of the Sarbanes - Oxley Act.

The Partnership may commit to purchase additional equipment with its cash flow, surplus cash, and equipment sale proceeds generated prior to December 31, 2004, consistent with the objectives of the Partnership. The General Partner believes that these acquisitions may cause the Partnership to generate additional earnings and cash flow for the Partnership. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment and by certain other events.

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

PART II -- OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

10.1   Loan agreement between PLM Rail Partners, LLC and HSH Nordbank AG, New York, dated June 30, 2004.

10.2   Asset Transfer Agreement between PLM Equipment Growth Fund VI and PLM Rail Partners, LLC, dated July 1, 2004.

10.3   Limited Liability Company Agreement of PLM Railcars Partners dated June 29, 2004.

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

PLM EQUIPMENT GROWTH FUND VI

By:    PLM Financial Services, Inc.
   General Partner

Date:   August 13, 2004      By:   /s/ Richard B Brock
                                                                           Richard K Brock
                                                                           Chief Financial Officer