Form 10QSB
period 2004-09-30
PLM EQUIPMENT GROWTH FUND VI
filed 2004-11-15
CIK 874395

                                                        UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________
FORM 10-QSB

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	September 30,	December 31,
	2004	2003
Assets

Equipment held for operating leases, at cost	$43,923	65,675
Less accumulated depreciation	(34,746)	(48,220)
Net equipment	9,177	17,455

Cash and cash equivalents	13,789	13,294
Restricted cash	--	410
Accounts receivable, less allowance for doubtful accounts
of $444 in 2004 and $444 in 2003	1,269	1,060
Equity investments in affiliated entities	14,673	9,241
Deferred charges, net of accumulated amortization of
$314 in 2004 and $508 in 2003	225	302
Prepaid expenses and other assets	116	241

Total assets	$39,249	$42,003

Liabilities and partners

Liabilities:
Accounts payable and accrued expenses	$372	$495.00
Due to affiliates	1,357	1,552
Notes payable	11,000	14,000
Total liabilities	12,729	16,047

Commitments and contingencies

Partners
Limited partners (7,730,965 limited partnership units)	26,520	25,956
General Partner	--	--
Total partners	26,520	25,956

Total liabilities and partners	$39,249.00	$42,003.00

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the	Three Months	For the	Nine Months
	Ended	September 30,	Ended	September 30

	2004	2003	2004	2003
Revenues

Lease revenue	$1,327	$2,262	$5,621	$6,384
Interest and other income	30	12	61	53
Gain on disposition of equipment	210	37	713	108
Loss on disposition of equipment	--	(4	--	(26
Total revenues	1,567	2,307	6,395	6,519

Expenses

Depreciation and amortization	478	1,231	2,496	3,620
Repairs and maintenance	117	330	925	847
Insurance expense	49	67	183	192
Management fees to affiliate	53	90	239	274
Interest expense	153	158	475	472
General and administrative expenses
to affiliates	115	95	385	165
Other general and administrative expenses	246	263	875	904
Impairment loss on equipment	--	201	--	278
Provision for (recovery of) bad debts	15	(14)	6	19
Total expenses	1,226	2,421	5,584	6,771

Equity in net loss of equity investments	(275)	(26)	(247)	(495)

Net income (loss)	$66	$(140)	$564	$(747)

Partners' share of net income (loss)

Limited partners	$66	$(140)	$564	$(747)
General Partner	--	--	--	--

Total	$66	$(140)	$564	$(747)

Limited partners' net income (loss) per
weighted-average limited partnership unit	$0.01	$(0.02)	$0.07	$(0.10)

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Period from December 31, 2003 to September 30, 2004
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners' capital as of December 31, 2003	$25,956	$ --	$25,956

Net income	564		564

Partners' capital as of September 30, 2004	$26,520	$ --	$26,520

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)
For the Nine Months Ended September 30,
	2004	2003
Operating activities

Net income (loss)	$564	$(747)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	2,496	3,620
Amortization of debt issuance costs	83	94
Provision for bad debts	6	19
Impairment loss on equipment	--	278
Net gain on disposition of equipment	(713)	(82)
Equity in net loss from equity investments	247	495
Distribution from equity investments	756	1,741
Changes in operating assets and liabilities:
Accounts receivable	(215)	(72)
Prepaid expenses and other assets	125	111
Accounts payable and accrued expenses	(123)	(224)
Due to affiliates	(195)	322
Lessee deposits	--	3
Net cash provided by operating activities	3,031	5,558

Investing activities

Payments for purchase of equipment and capitalized repairs	(5,969)	(4,100)
Investment in equity investments	(19,499)	--
Non-operating distributions from equity investments	24,513	--
Payments of acquisition fees to affiliate	(269)	(184)
Payments of lease negotiation fees to affiliate	(60)	(41)
Proceeds from disposition of equipment	1,338	247
Net cash provided by (used in) investing activities	54	(4,078)

Financing activities

Payments of notes payable	(3,000)	(3,000)
Decrease in restricted cash	410	--
Net cash used in financing activities	(2,590)	(3,000)

Net increase (decrease) in cash and cash equivalents	495	(1,520)
Cash and cash equivalents at beginning of period	13,294	8,286
Cash and cash equivalents at end of period	$13,789	$6,766

Supplemental information

Interest paid	$401	$529
Non-cash transfer of equipment at net book value from
the Partnership to an equity investment	$11,449	$--

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1.  Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2003 Annual Report (Form 10-KSB) of PLM Equipment Growth Fund VI (the Partnership) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2003 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at September 30, 2004 and December 31, 2003, condensed statements of operations for the three and nine months ended September 30, 2004 and 2003, condensed statements of changes in partners’ capital for the period from December 31, 2003 to September 30, 2004, and the condensed statements of cash flows for the nine months ended September 30, 2004 and 2003 have been made and are reflected.

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

4.  Transactions with General Partner and Affiliates

The balance due to affiliates as of September 30, 2004 and December 31, 2003, included $0.1 million due to FSI or its affiliates for management fees and $1.3 million and $1.4 million, respectively, due to equity investments in affiliated entities.

During the nine months ended September 30, 2004, the Partnership purchased $6.0 million in railcars from FSI or its affiliates. The Partnership's cost for the railcars was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. The Partnership, and three affiliated entities, also formed two investment entities which each purchased two commercial aircraft. The Partnership's net investment in these entities was $2.6 million. In addition, the Partnership transferred 774 owned railcars with a net book value of $11.4 million into another newly formed entity This investment is owned with two affiliated partnerships that also transferred owned railcars into this entity (see Note 6 to the financial statements).

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4.  Transactions with General Partner and Affiliates (continued)

During the nine months ended September 30, 2004 and 2003, FSI or its affiliates were paid or accrued acquisition, lease negotiation, debt placement, and management fees and reimbursed FSI or its affiliates for data processing and administrative expenses. The components of these fees and expenses paid or accrued to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2004	2003	2004	2003
Acquisition fees	$269	$184	$900	$--
Lease negotiation fees	60	41	200	--
Debt placement fees	--	--	178	--
Management fees	239	274	179	151
Data processing and administrative
expenses	385	165	59	11

5.  Equipment

Owned equipment held for operating leases is stated at cost. The components of owned equipment were as follows (in thousands of dollars):

	September 30,	December 31,
	2004	2003

Marine containers	$22,557	$23,381
Aircraft and rotables	15,555	15,987
Trailers	5,150	5,212
Railcars	661	21,095
	43,923	65,675
Less accumulated depreciation	(34,746)	(48,220)
Net equipment	$9,177	$17,455

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value.

As of September 30, 2004, all owned equipment in the Partnership’s portfolio was on lease except for the aircraft rotables and eight railcars with a net book value of $0.3 million. As of December 31, 2003, all owned equipment in the Partnership's portfolio was on lease except for a portfolio of aircraft rotables and 218 railcars with an aggregate net book value of $1.3 million.

During the nine months ended September 30, 2004 and 2003, the Partnership purchased railcars for $6.2 million and $4.3 million including acquisition fees of $0.3 million and $0.2 million, respectively.

During the nine months ended September 30, 2004, the Partnership disposed of aircraft rotables, marine containers, railcars and trailers, with an aggregate net book value of $0.6 million for proceeds of $1.3 million. During the nine months ended September 30, 2003, the Partnership disposed of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.2 million.

On July 1, 2004, the Partnership transferred 774 owned railcars with an original cost of $22.8 million and a net book value of $11.4 million from its owned equipment portfolio into PLM Railcar Partners, LLC, an equity investment owned with two affiliated entities (see Note 6 to the financial statements).

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5.  Equipment (continued)

During the nine months ended September 30, 2003, the Partnership marketed the aircraft components for re-lease or sale and this indicated to the General Partner that an impairment may exist. The General Partner determined the fair value of the aircraft components based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft components, estimated sales proceeds and holding costs excluding interest. Additionally, during 2003, the Partnership recorded an impairment of $0.1 million to 19 owned railcars with cracks in the seal weld. This indicated that an impairment to these railcars may exist. The General Partner determined that these railcars should be scrapped. The fair value of the railcars with this defect was determined by using industry expertise.

No reductions were required to the carrying value of the owned equipment during the nine months ended September 30, 2004.

6.  Equity Investments in Affiliated Entities

The Partnership owns equipment and other assets jointly with affiliated programs.

Ownership interest is based on the Partnership’s contribution towards the cost of the assets in the equity investments. The Partnership’s investment in equity investments includes acquisition fees, lease negotiation fees, and debt placement fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees paid or payable and the amortization of acquisition fees, lease negotiation fees, and debt placement fees.

The tables below set forth 100% of the lease revenues and other income, gain on disposition of equipment, depreciation and amortization expense, interest expense, direct and indirect expenses, impairment loss on equipment, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three and nine months ended September 30, 2004 and 2003 (in thousands of dollars):

		Aero	Boeing	PLM
For the three months ended	Lion	California	737-300	Worldwide
September 30, 2004	Partnership1	Trust2	Trust3	Leasing4

Lease revenues and other income	$2,212	$27	$391
Less: Depreciation and amortization expense	279	--	383
Direct expenses	1,231	6	5
Indirect expenses	123	15	26
Net income (loss)	$579	$6	$(23)

Partnership’s share of net income (loss)	$311	$2	$(11)	$(10)

1	The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
2  The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3	The Partnership owns a 62% interest in the Boeing 737-300 Trust that owns a stage III commercial aircraft.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.  Equity Investments in Affiliated Entities (continued)

For the three months ended	PLM Rail	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	Partners LLC5	LLC6	LLC7	Total

Lease revenues and other income	$1,985	$380	$371
Gain on disposition of equipment	62	--	--
Less: Depreciation and amortization expense	1,132	865	864
Interest expense	382	202	202
Direct expenses	465	--	--
Indirect expenses	268	21	21
Net loss	$(200)	$(708)	$(716)

Partnership’s share of net loss	$(88)	$(238)	$(241)	$(275)

		Aero	Boeing
For the three months ended	Lion	California	737-300
September 30, 2003	Partnership1	Trust2	Trust3	Total

Lease revenues and other income	$1,744	$86	$465
Less: Depreciation and amortization expense	307	--	515
Direct expenses	1,383	4	4
Indirect expenses	60	26	19
Net (loss) income	$(6)	$56	$(73)

Partnership’s share of net income (loss)	$7	$22	$(55)	$(26)

		Aero	Boeing	PLM
For the nine months ended	Lion	California	737-300	Worldwide
September 30, 2004	Partnership1	Trust2	Trust3	Leasing4

Lease revenues and other income	$4,934	$114	$1,171
Less: Depreciation and amortization expense	836	--	1,151
Direct expenses	3,251	21	17
Indirect expenses	278	67	73
Net income (loss)	$569	$26	$(70)

Partnership’s share of net income (loss)	$306	$11	$(35)	$38

For the nine months ended	PLM Rail	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	Partners LLC5	LLC6	LLC7	Total

Lease revenues and other income	$1,985	$380	$371
Gain on disposition of equipment	62	--	--
Less: Depreciation and amortization expense	1,132	865	864
Interest expense	382	202	202
Direct expenses	465	--	--
Indirect expenses	268	21	21
Net loss	$(200)	$(708)	$(716)

Partnership’s share of net loss	$(88)	$(238)	$(241)	$(247)

1	The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
2  The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3	The Partnership owns a 62% interest in the Boeing 737-300 Trust that owns a stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.
5	The Partnership owns a 43% interest in PLM Rail Partners, LLC that owns various types of railcars.
6	The Partnership owns a 34% interest in the PLM CAL I LLC that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 34% interest in the PLM CAL II LLC that owns two Boeing 737-500 stage III commercial aircraft.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.  Equity Investments in Affiliated Entities (continued)

		Aero	Boeing
For the nine months ended	Lion	California	737-300
September 30, 2003	Partnership1	Trust2	Trust3	Total

Lease revenues and other income	$5,700	$284	$1,395
Less: Depreciation and amortization expense	920	63	1,549
Direct expenses	3,740	14	11
Indirect expenses	288	21	83
Impairment loss on equipment	--	--	1,321
Net income (loss)	$752	$186	$(1,569)

Partnership’s share of net income (loss)	$393	$74	$(962)	$(495)

As of September 30, 2004, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease except for 83 railcars with a net book value of $0.4 million. As of December 31, 2003, all jointly-owned equipment in the Partnership’s equity investment portfolio was on lease.

On July 1, 2004, the Partnership transferred 774 owned railcars with a net book value of $11.4 million into a newly formed equity investment PLM Rail Partners, LLC (PLM Rail Partners) which is jointly owned with two affiliated partnerships. The Partnership owns a 43.3% interest in PLM Rail Partners. PLM Rail Partners borrowed $25.3 million. The loan is non-recourse to the Partnership and is collateralized by the railcars and future lease payments. During July 2004, PLM Rail Partners distributed $9.9 million to the Partnership from the proceeds of this loan. The Partnership intends to purchase additional equipment with these proceeds.

During the nine months ended September 30, 2004, the Partnership, with three affiliated entities, formed two new entities, PLM CAL I LLC (CAL I) and PLM CAL II LLC (CAL II). The Partnership contributed a total of $19.4 million to these entities and owns a 33.7% interest in CAL I and CAL II. CAL I and CAL II each own two Boeing 737-500 stage III commercial aircraft. CAL I and CAL II each assumed two loans totaling $25.7 million that bear an interest rate of 7.46% and 7.42%. The loans are non-recourse to the Partnership. The loans are collateralized by the aircraft and future lease payments. CAL I and CAL II distributed a total of $14.6 million as a non-operating cash distribution to the Partnership during the third quarter of 2004.

The Partnership's proportional share of acquisition, lease negotiation and debt placement fees paid by CAL I and CAL II to an affiliate of the General Partner totaled $1.3 million.

PLM Rail Partners, CAL I and CAL II are accounted for using the equity method.

During the nine months ended September 30, 2003 the General Partner recorded an impairment of $1.3 million to a Boeing 737-300 commercial aircraft. Declining fair values of aircraft similar to the one owned by the equity investment, indicated to the General Partner that an impairment to this aircraft may exist.

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
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6.  Equity Investments in Affiliated Entities (continued)

The General Partner determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft, estimated sales proceeds and holding costs excluding interest. No reductions were required to the carrying value of jointly-owned equipment during the nine months ended September 30, 2004.

7.  Operating Segments

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing and marine container leasing. Each equipment leasing segment primarily engages in short-term to mid-term operating leases to a variety of customers.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other1	Total

Revenues
Lease revenue	$--	$307	$(10)	$208	$822	$--	$1,327
Interest income and other income	--	--	14	2	--	14	30
Gain on disposition of equipment	--	--	135	--	75	--	210
Total revenues	--	307	139	210	897	14	1,567

Expenses
Depreciation and amortization	--	--	12	72	393	1	478
Operations support	--	--	(44)	163	14	33	166
Management fees to affiliate	--	4	10	8	31	--	53
Interest expense	--	--	--	--	--	153	153
General and administrative expenses	--	14	205	--	--	142	361
Provision for (recovery of) bad debts	--	--	16	(1)	--	--	15
Total expenses	--	18	199	242	438	329	1,226
Equity in net income (loss) of equity
investments	311	(498)	(88)	--	--	--	(275)
Net income (loss)	$311	$(209)	$(148)	$(32)	$459	$(315)	$66
Total assets as of September 30, 2004	$3450	$10,003	$2,179	$542	$9,042	$14,033	$39,249
Investments in equity investments	$--	$19,358	$141	$--	$--	$--	$19,499
Non-cash transfer of assets into an
equity investment	$--	$--	$11,449	$--	$--	$--	$11,449

1	Includes certain assets not identifiable to a specific segment such as cash, certain deferred charges and prepaid expenses. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.  Operating Segments (continued)

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$518	$855	$174	$715	$--	$2,262
Interest income and other income	--	--	--	--	--	12	12
(Loss) gain on disposition of equipment	--	--	(4)	--	37	--	33
Total revenues	--	518	851	174	752	12	2,307

Expenses
Depreciation and amortization	--	--	666	72	490	3	1,231
Operations support	--	--	294	68	16	19	397
Management fees to affiliate	--	12	45	6	27	--	90
Interest expense	--	--	--	--	--	158	158
General and administrative expenses	--	11	111	46	--	190	358
Impairment loss on equipment		140	61	--	--	--	201
Recovery of bad debts	--	--	(14)	--	--	--	(14)
Total expenses	--	163	1,163	192	533	370	2,421
Equity in net income (loss) of equity
investments	7	(33)	--	--	--	--	(26)
Net income (loss)	$7	$322	$(312)	$(18)	$219	$(358)	$(140)

	Marine				Marine
For the nine months ended	Vessel	Aircraft	Railcar	Trailer	Container
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$939	$1,841	$635	$2,206	$--	$5,621
Interest income and other	--	--	14	2	--	45	61
Gain on disposition of equipment	--	--	509	3	201	--	713
Total revenues	--	939	2,364	640	2,407	45	6,395

Expenses
Depreciation and amortization	--	--	1,032	217	1,241	6	2,496
Operations support	--	--	520	449	44	95	1,108
Management fees to affiliate	--	15	117	24	83	--	239
Interest expense	--	--	--	--	--	475	475
General and administrative expenses	2	41	559	29	--	629	1,260
Provision for (recovery of) bad debts	--	--	7	(1)	--	--	6
Total expenses	2	56	2,235	718	1,368	1,205	5,584
Equity in net income (loss) of equity
investments	306	(465)	(88)	--	--	--	(247)
Net income (loss)	$306	$418	$41	$(78)	$1,039	$(1,160)	$564
Equipment purchases and
capitalized repairs	$--	$--	$5,969	$--	$--	$--	$5,969
Acquisition fees to affiliate	$--	$--	$269	$--	$--	$--	$269
Investments in equity investments	$--	$19,358	$141	$--	$--	$--	$19,499
Non-cash transfer of assets into an
equity investment	$--	$--	$11,449	$--	$--	$--	$11,449

1 Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7.  Operating Segments (continued)

	Marine				Marine
For the nine months ended	Vessel	Aircraft	Railcar	Trailer	Container
September 30, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$1,174	$2,522	$473	$2,215	$--	$6,384
Interest income and other income	--	5	--	--	--	48	53
(Loss) gain on disposition of equipment	--	--	(26)	--	108	--	82
Total revenues	--	1,179	2,496	473	2,323	48	6,519

Expenses
Depreciation and amortization	--	36	1,821	218	1,538	7	3,620
Operations support	--	(1)	686	259	39	56	1,039
Management fees to affiliate	--	39	134	18	83	--	274
Interest expense	--	--	--	--	--	472	472
General and administrative expenses	--	101	237	117	--	614	1,069
Impairment loss on equipment	--	217	61	--	--	--	278
Provision for bad debts	--	--	19	--	--	--	19
Total expenses	--	392	2,958	612	1,660	1,149	6,771
Equity in net income (loss) of equity
investments	393	(888)	--	--	--	--	(495)
Net income (loss)	$393	$(101)	$(462)	$(139)	$663	$(1,101)	$(747)
Equipment purchases and
capitalized repairs	$--	$--	$4,100	$--	$--	$--	$4,100
Acquisition fees to affiliate	$--	$--	$184	$--	$--	$--	$184

8.  Net Income (Loss) Per Weighted-Average Limited Partnership Unit

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income or loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2004 and 2003 was 7,730,965.

9.  Accounts Receivable

Accounts receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts receivable were as follows (in thousands of dollars):

	September 30,	December 31,
	2004	2003

Trade accounts receivable	$1,713	$1,504
Allowance for doubtful accounts	(444)	(444)
	$1,269	$1,060

10.  Debt

The Partnership is a participant in a warehouse credit facility. In the third quarter of 2004, this facility was amended to increase the amount available to be borrowed under the facility from $7.5 million to $10.0 million and to remove PLM Equipment Growth Fund V as an eligible borrower. The warehouse credit facility is scheduled to expire on December 31, 2004 with all advances due no later than December 31, 2004. As of September 30, 2004 and December 31, 2003, the Partnership had no borrowings outstanding under this facility. (see Note 13 to the financial statements)

1  Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10.  Debt (continued)

The Partnership made the regularly scheduled principal payments totaling $3.0 million to the lender of the notes payable during the nine months ended September 30, 2004.

11.  Commitments and Contingencies

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of September 30, 2004, TEC or an affiliated program have purchased 531 railcars, at a cost of $38.5 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 25 railcars to be purchased or leased under this commitment with a cost of $1.8 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

In the fourth quarter of 2003 and the second quarter of 2004, FSI exercised options under the above agreement to purchase or lease a total of 460 additional railcars which will be delivered in the fourth quarter of 2004 and in 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 453 railcars is $32.3 million. TEC, the Partnership, an affiliated programs, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

As of September 30, 2004, TEC is not required to purchase any of the remaining railcars under the commitment to meet its overall requirement that 30% of the total commitment be purchased.

During the third quarter of 2004, the General Partner committed to purchase 125 general service (GS) tank railcars to be delivered in the third quarter of 2005. The total cost of the 125 GS tank railcars is expected to be $8.9 million subject to adjustments for the price of steel. TEC, the Partnership, or an affiliated program may purchase these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

At September 30, 2004, railcars with an original equipment cost of $13.0 million were owned by FSI and its affiliate, some of which were purchased from the above transactions. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of these railcars.

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

Litigation (continued)

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

12.  Recent Accounting Pronouncements

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. For existing entities, the Partnership is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

For newly formed entities, FIN 46 is effective. FIN 46 did not impact the accounting for new entities formed in 2004.

13.  Subsequent Event

On October 20, 2004, the $10.0 million warehouse credit facility was amended and Rail Investors II was added as a co-borrower to the facility. Rail Investors II is controlled by Gary Engle, the President of MILPI Holdings, the parent company of the General Partner. Rail Investors II borrowings may not exceed $5.0 million under this facility.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I)  RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI’s (the Partnership’s) Operating Results for the Three Months Ended September 30, 2004 and 2003

(A)  Owned Equipment Operations

Lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the three months ended September 30, 2004, compared to the same period of 2003. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss on equipment and general and administrative expenses relating to the operating segments (see Note 7 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Three Months
	Ended September 30,
	2004	2003
Marine containers	$808	$699
Aircraft and rotables	307	518
Trailers	45	106
Railcars	34	561

Marine containers: Marine container lease revenues and direct expenses were $0.8 million and $14,000, respectively, for the three months ended September 30, 2004, compared to $0.7 million and $16,000, respectively, during the same period of 2003. The increase in lease revenues of $0.1 million during the three months ended September 30, 2004 was due to higher utilization of the Partnership's marine containers.

Aircraft and rotables: Aircraft and rotables lease revenues were $0.3 million for the three months ended September 30, 2004, compared to $0.5 million during the same period of 2003. The decrease in aircraft and rotables lease revenues of $0.2 million was due to the one time receipt of a termination fee from a former lessee of the aircraft components during the third quarter of 2003. A similar event did not occur during the same period of 2004. The Partnership's wholly owned aircraft is on lease through July 2008 and as such, lease revenues are expected to remain at their current level through the end of the lease.

Trailers: Trailer lease revenues and direct expenses were $0.2 million and $0.2 million, respectively, for the three months ended September 30, 2004, compared to $0.2 million and $0.1 million, respectively, during the same period of 2003. The increase in trailer direct expenses is due to an increase in repairs and maintenance expense compared to the same period of 2003.

Railcars: Railcar lease revenues and direct expenses were $(10,000) and $(44,000), respectively, for the three months ended September 30, 2004, compared to $0.9 million and $0.3 million, respectively, during the same period of 2003. The primary reason contribution from railcars decreased $0.5 million during the third quarter 2004 compared to the same period 2003 was the Partnership transferred most of its owned railcar portfolio into an equity investment on July 1, 2004.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $1.1 million for the three months ended September 30, 2004 decreased from $2.0 million for the same period in 2003. Significant variances are explained as follows:

(i)  A $0.8 million decrease in depreciation and amortization expenses from 2003 levels reflects the decrease of $0.7 caused by the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004 and a $0.1 million decrease caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned;

(ii)  A $0.2 million decrease in the impairment loss on equipment resulted from the Partnership reducing the carrying value of the owned aircraft rotables $0.1 million and owned railcars $0.1 million to their estimated fair value during the three months ended September 30, 2003. No impairment of equipment was required during the same period of 2004; and

(iii)  A decrease of $37,000 in management fees to affiliates was primarily the result of lower lease revenues caused by the transfer of owned railcars to an equity investment during the three months ended September 30, 2004.

(C)  Net Gain on Disposition of Owned Equipment

The gain on the disposition of owned equipment for the three months ended September 30, 2004 totaled $0.2 million, and resulted from the disposition of aircraft rotables, marine containers, railcars and a trailer, with an aggregate net book value of $0.1 million for proceeds of $0.4 million. The net gain on the disposition of owned equipment for the third quarter of 2003 totaled $33,000, and resulted from the sale of marine containers and railcars, with an aggregate net book value of $40,000 for proceeds of $0.1 million.

(D)  Equity in Net (Loss) Income of Equity Investments

Equity in net (loss) income of equity investments generally represents the Partnership's share of the net income or loss generated from the operation of jointly owned entities accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

		For the Three Months
		Ended September 30,
	2004		2003
Marine vessel	$311		$7
Railcars	(88)		--
Aircraft	(498)		(33)
Equity in net loss of equity investments	$(275)		$(26)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, interest expense, and administrative expenses in the equity investments:

Marine vessel:  As of September 30, 2004 and 2003, the Partnership owned an interest in an entity that owned a marine vessel. During the three months ended September 30, 2004, lease revenues of $1.2 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million. During the same period of 2003, lease revenues of $0.9 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.9 million.

Marine vessel lease revenues increased $0.2 million during the three months ended September 30, 2004 compared to the same period 2003 due to the marine vessel earning a higher lease rate compared to the same period 2003.

Direct expenses decreased $0.1 million during the three months ended September 30, 2004 compared to 2003 due to lower operation expenses.

Railcars: As of September 30, 2004, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During the three months ended September 30, 2004, lease revenues of $0.9 million were offset by depreciation expense, direct expenses, interest expense and administrative expenses of $1.0 million. The Partnership had no equity investments that owned railcars during the three months ended September 30, 2003.

Aircraft: As of September 30, 2004, the Partnership owned an interest in entities owning two commercial aircraft on a direct finance lease, an interest in an entity owning a Boeing 737-300 commercial aircraft, an interest in two entities each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. As of September 30, 2003, the Partnership owned an interest in entities owning two commercial aircraft on a direct finance lease, an interest in an entity owning a Boeing 737-300 commercial aircraft, and an interest in an entity owning other aircraft related assets.

During the three months ended September 30, 2004, equipment owning entities generated revenues of $0.5 million which were offset by depreciation expense, direct expenses, interest expense and administrative expenses of $1.0 million. During the same period of 2003, entities owning equipment generated revenues of $0.3 million which were offset by depreciation expense, direct expenses and administrative expenses of $0.4 million. During the three months ended September 30, 2004, contribution from an entity owning other aircraft related assets decreased $10,000 compared to 2003.

Aircraft revenues increased $0.3 million due to the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the three months ended September 30, 2004. This increase was offset by a decrease of $46,000 due to a lower lease rate being earned on the remaining Boeing 737-300 commercial aircraft compared to the same period 2003 and decreased $24,000 due to a lower outstanding principal balance on the finance lease compared to 2003.

Depreciation expense, direct expenses, interest expense and administrative expenses increased $0.6 million during the three months ended September 30, 2004 compared to the same period 2003. Depreciation expense increased $0.6 million caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the three months ended September 30, 2004. This increase was partially offset by a decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. An additional increase in direct expenses of $0.1 million was caused by interest expense from the non-recourse debt in the two entities that each purchased two aircraft in the third quarter of 2004. Equity investments during the same period of 2003 did not have any debt or interest expense from debt.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the three months ended September 30, 2004 was $0.1 million, compared to a net loss of $0.1 million during the same period of 2003. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the third quarter of 2004 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Nine Months Ended September 30, 2004 and 2003

(A)  Owned Equipment Operations

Lease revenues less direct expenses on owned equipment decreased during the nine months ended September 30, 2004, compared to the same period of 2003. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Nine Months
	Ended September 30,
	2004	2003
Marine containers	$2,162	$2,176
Railcars	1,321	1,836
Aircraft and rotables	939	1,175
Trailers	186	214

Marine containers: Marine container lease revenues and direct expenses were $2.2 million and $44,000, respectively, for the nine months ended September 30, 2004, compared to $2.2 million and $39,000, respectively, during the same period of 2003.

Railcars: Railcar lease revenues and direct expenses were $1.8 million and $0.5 million, respectively, for the nine months ended September 30, 2004, compared to $2.5 million and $0.7 million, respectively, during the same period of 2003. Railcar lease revenues decreased $0.9 million due to the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004 and decreased $0.2 million due to the sale of railcars that were on lease during the nine months ended September 30, 2003. These decreases were partially off-set by an increase in lease revenues of $0.4 million due the purchase and lease of railcars during 2004 and 2003. Direct expenses decreased $0.2 million during the nine months ended September 30, 2004 due to the transfer of most of the Partnership's owned railcars into an equity investment during the third quarter of 2004.

Aircraft and rotables: Aircraft and rotables lease revenues were $0.9 million for the nine months ended September 30, 2004, compared to $1.2 million during the same period of 2003. The decrease in aircraft and rotables lease revenues was primarily due to the one time receipt of a termination fee from a former lessee of the aircraft components during 2003. A similar event did not occur in the nine months ended September 30, 2004. The Partnership's wholly owned aircraft is on lease through July 2008 and as such, lease revenues are expected to remain at their current level through the end of the current lease.

Trailers:  Trailer lease revenues and direct expenses were $0.6 million and $0.4 million, respectively, for the nine months ended September 30, 2004, compared to $0.5 million and $0.3 million, respectively, during the same period of 2003. Trailer lease revenues increased $0.2 million due to earning a higher lease rate compared to the same period of 2003. Trailer direct expenses increased $0.2 million due to an increase in repairs and maintenance.

(B)  Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $4.6 million for the nine months ended September 30, 2004 decreased from $5.8 million for the same period in 2003. Significant variances are explained as follows:

(i)  A $1.1 million decrease in depreciation and amortization expenses from 2003 levels reflects the decrease of $0.7 million caused by the transfer of most of the Partnership's owned railcar portfolio into an equity investment, a decrease of $0.4 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a $0.2 decrease caused by the sale of railcars during 2004 and 2003. These decreases were partially offset by an increase of $0.2 million caused by the purchase of railcars during 2004 and 2003;

(ii)  A $0.3 million decrease in the impairment loss on equipment resulted from the Partnership reducing the carrying value of the owned aircraft rotables $0.2 million and owned railcars $0.1 million to their estimated fair value during the nine months ended September 30, 2003. No impairment of equipment was required during the same period of 2004; and

(iii)  A $0.2 million increase in general and administrative expenses during the nine months ended September 30, 2004 was primarily due to additional professional costs associated with equipment acquisitions.

(C)  Net Gain on Disposition of Owned Equipment

The gain on the disposition of owned equipment for the nine months ended September 30, 2004 totaled $0.7 million, and resulted from the disposition of aircraft rotables, marine containers, railcars and trailers, with an aggregate net book value of $0.6 million for proceeds of $1.3 million. The net gain on the disposition of owned equipment for the nine months ended September 30, 2003 totaled $0.1 million, and resulted from the disposition of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.2 million.

(D)  Equity in Net Income (Loss) of Equity Investments

Equity in net income (loss) of equity investments generally represents the Partnership's share of the net income or loss generated from the operation of jointly owned entities accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

		For the Nine Months
		Ended September 30,
	2004		2003
Marine vessel	$306		$393
Railcars	(88)		--
Aircraft	(465)		(888)
Equity in net loss of equity investments	$(247)		$(495)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation expense, direct expenses, interest expense, administrative expenses, and impairment loss on equipment in the equity investments:

Marine vessel:  As of September 30, 2004 and 2003, the Partnership owned an interest in an entity that owned a marine vessel. During the nine months ended September 30, 2004, lease revenues of $2.6 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $2.3 million. During the same period of 2003, lease revenues of $3.0 million were offset by depreciation expense, direct expenses, and administrative expenses of $2.6 million.

Marine vessel lease revenues decreased $0.4 million during the nine months ended September 30, 2004 compared to the same period 2003. Lease revenues decreased approximately $0.3 million during the nine months ended September 30, 2004 due to the marine vessel being off-hire while in dry-dock approximately 30 days in 2004 (no similar event occurred in 2003) and decreased $0.1 million due to earning a lower lease rate during the early months of 2004 compared to 2003.

Direct expenses decreased $0.2 million due to lower operation expenses and decreased $0.1 million in the nine months ended September 30, 2004 due to lower repairs and maintenance when compared to 2003.

Railcars: As of September 30, 2004, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During the three months ended September 30, 2004, lease revenues of $0.9 million were offset by depreciation expense, direct expenses, interest expense and administrative expenses of $1.0 million. The Partnership had no equity investments that owned railcars during the three months ended September 30, 2003.

Aircraft: As of September 30, 2004, the Partnership owned an interest in entities owning two commercial aircraft on a direct finance lease, an interest in an entity owning a Boeing 737-300 commercial aircraft, an interest in two entities each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. As of September 30, 2003, the Partnership owned an interest in entities owning two commercial aircraft on a direct finance lease, an interest in an entity owning a Boeing 737-300 commercial aircraft, and an interest in an entity owning other aircraft related assets.

During the nine months ended September 30, 2004, entities owning equipment generated revenues of $1.0 million which were offset by depreciation expense, direct expenses, interest expense and administrative expenses of $1.5 million. During the same period of 2003, entities owning equipment generated revenues of $1.0 million which were offset by depreciation expense, direct expenses and administrative expenses of $1.0 million and the impairment loss on equipment of $0.8 million. During the nine months ended September 30, 2004, contribution from an entity owning other aircraft related assets increased $38,000 compared to 2003.

Aircraft revenues increased $0.3 million due to the Partnership's investment into two entities in 2004 that each own two Boeing 737-500 commercial aircraft. This increase was partially offset by a decrease in lease revenues of $0.1 million in 2004 due to a lower lease rate being earned on the remaining Boeing 737-300 commercial aircraft and a decrease of $0.1 million due to a lower outstanding principal balance on the finance lease in 2004 compared to 2003.

Depreciation expense, direct expenses and administrative expenses increased $0.5 million during the nine months ended September 30, 2004 compared to the same period 2003. An increase in Depreciation expense of $0.6 million was caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the third quarter of 2004. This increase was partially offset by a decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. An additional increase in direct expenses of $0.1 million was caused by interest expense from the non-recourse debt that is included as part of the Partnership's investment in two entities each owning two Boeing 737-500 commercial aircraft. Equity investments during the same period of 2003 did not have any debt or interest expense from debt.

During the nine months ended September 30, 2003, an impairment loss of $0.8 million resulted from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to its estimated fair value. No impairment was required during the period of 2004.

(E)  Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the nine months ended September 30, 2004 was $0.6 million, compared to a net loss of $0.7 million during the same period of 2003. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2004 is not necessarily indicative of future periods.

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

The Partnership has an equity investment that owns aircraft jointly with other affiliated partnerships. These aircraft are leased on a direct finance lease. The equity investment’s revenues from the direct finance lease are based on a monthly amortization schedule.

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

(III)  FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended September 30, 2004, the Partnership generated cash from operations of $3.0 million to meet its operating obligations, purchase additional equipment, pay debt and interest, and maintain working capital reserves.

During the nine months ended September 30, 2004, the Partnership purchased railcars for $6.0 million and paid FSI or its affiliates $0.3 million for acquisition fees and $0.1 million for lease negotiation fees. During the nine months ended September 30, 2004, the Partnership disposed of owned equipment and received aggregate proceeds of $1.3 million. The Partnership also transferred most of its owned railcar portfolio with a net book value of $11.4 million into an equity investment.

Restricted cash decreased $0.4 million during the nine months ended September 30, 2004 resulting from the withdrawal of the lender from the Partnership's debt facilities that required these deposits. No such deposits were required from the new lender.

Accounts receivable increased $0.1 million during the nine months ended September 30, 2004 due to the timing of cash receipts and increased $0.1 million due to an annual billing in the third quarter of 2004 for mileage equalization to railcar lessees.

Equity investments in affiliated entities increased $5.4 million during the nine months ended September 30, 2004. The increase of $6.4 million caused by the Partnership's net investment into three newly formed equity investments by the transfer of owned railcars with a net book value of $11.4 million and cash investment of $19.4 million being partially off-set by decreases caused by non-operating cash distributions of $24.5 million, operating cash distributions of $0.8 million from the equity investments to the Partnership and by the loss of $0.2 million recorded by the Partnership for its interests in the equity investments.

Prepaid expenses and other assets decreased $0.1 million during the nine months ended September 30, 2004 due primarily to the refund of a deposit.

Accounts payable decreased $0.1 million during the nine months ended September 30, 2004 due to the timing of payments to vendors.

Due to affiliates decreased $0.2 million during the nine months ended September 30, 2004 due to the payment of $0.4 million in engine reserves due to an equity investment to repair the engines on an aircraft. This decrease was partially offset by an increase of $0.2 million in additional engine reserves deposits during 2004.

The Partnership made its scheduled principal payments totaling $3.0 million on the notes payable during the nine months ended September 30, 2004. The Partnership is scheduled to make a quarterly debt payment of $1.0 million plus interest to the lenders of the notes payable on December 31, 2004. The cash for this payment will come from operations and equipment dispositions. The Partnership may also prepay a portion of the note payable obligation during the first quarter of 2005.

On July 1, 2004, the Partnership transferred 774 owned railcars with a net book value of $11.4 million into a newly formed equity investment PLM Rail Partners, LLC (PLM Rail Partners) which is jointly owned with two affiliated partnerships. The Partnership owns a 43.3% interest in PLM Rail Partners. PLM Rail Partners borrowed $25.3 million. The loan is non-recourse to the Partnership and is collateralized by the railcars and future lease payments. During July 2004, proceeds of $9.9 million from this loan were distributed to the Partnership. The Partnership intends to purchase additional equipment with these proceeds.

The loan amount of $25.3 million consists of two tranches of borrowings, tranche A with an interest rate of 5.65% and tranche B with an interest rate of 7.25%. Tranche A, for $15.7 million, will be repaid with quarterly principal payments of $0.7 million totaling $1.3 million in 2004, $2.6 million in 2005, 2006, 2007, 2008, 2009 and $1.3 million in 2010. Tranche B, for $9.6 million, will be repaid with quarterly payments totaling $0.9 million in 2010, $1.4 million in 2011, a quarterly payment of $0.2 million in March of 2012 and a balloon payment of $7.0 million in June 2012. PLM Rail Partners made the regularly scheduled principal payment of $0.7 million to the lender during the third quarter of 2004.

At the end of each quarter, cash remaining in PLM Rail Partners after payment of all operating expenses, required debt payment, all fees and expenses, will be distributed at the rate of 25% as a prepayment of tranche A loan and 75% to the owners based on their proportional share of ownership.

During the nine months ended September 30, 2004, the Partnership, with three affiliated entities, formed two new entities, PLM CAL I LLC (CAL I) and PLM CAL II LLC (CAL II). The Partnership contributed a total of $19.4 million to these entities and owns a 33.7% interest in CAL I and CAL II. CAL I and CAL II each own two Boeing 737-500 stage III commercial aircraft. CAL I and CAL II each assumed two loans totaling $25.7 million that bear an interest rate of 7.46% and 7.42%. The loans are non-recourse to the Partnership. The loans are collateralized by the aircraft and future lease payments. CAL I and CAL II distributed a total of $14.6 million as a non-operating cash distribution to the Partnership during the third quarter of 2004.

The Partnership's proportional share of acquisition fees, lease negotiation fees and debt placements fees paid by CAL I and CAL II to an affiliate of the General Partner totaled $1.3 million.

The Partnership is a participant in a $10.0 million warehouse credit facility. The warehouse credit facility is shared by the Partnership, PLM Equipment Growth & Income Fund VII, MILPI Holdings LLC (MILPI), and Railcar Investors II all of which are related parties and is controlled by Gary Engle, the President of MILPI. The facility provides for financing up to 100% of the cost of the equipment and expires on December 31, 2004. Borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than December 31, 2004. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by FSI, PLM International, Inc. and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of November 12, 2004, there were no outstanding borrowings on this facility by the Partnership. Other borrowers had loans outstanding totaling $9.6 million.

PLM Transportation Equipment Corp. (TEC), an affiliate of the General Partner, arranged for the lease or purchase of up to 1,050 railcars with a delivery date between 2002 and 2004. The commitment requires a minimum of 30% of the railcars delivered under the arrangement be purchased and the remaining 70% of the railcars may be leased or purchased. As of September 30, 2004, TEC or an affiliated program have purchased 531 railcars, at a cost of $38.5 million, and have leased 494 railcars, exceeding the minimum purchase requirement under this commitment. The remaining 25 railcars to be purchased or leased under this commitment with a cost of $1.8 million, will be delivered in 2004 and may be purchased or leased by TEC, the Partnership, an affiliated program, or an unaffiliated third party. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

In the fourth quarter of 2003 and the second quarter of 2004, FSI exercised options under the above agreement to purchase or lease a total of 460 additional railcars which will be delivered in the fourth quarter of 2004 and in 2005. The commitment requires that a minimum of 30% of the total railcars to be delivered under the original agreement and the option be purchased and the remaining railcars may be leased or purchased. If purchased, the total cost for the 453 railcars is $32.3 million. TEC, the Partnership, an affiliated programs, or unaffiliated third party may purchase or lease these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

As of September 30, 2004, TEC is not required to purchase any of the remaining railcars under the commitment to meet its overall requirement that 30% of the total commitment be purchased.

During the third quarter of 2004, the General Partner committed to purchase 125 general service (GS) tank railcars to be delivered in the third quarter of 2005. The total cost of the 125 GS tank railcars is expected to be $8.9 million subject to adjustments for the price of steel. TEC, the Partnership, or an affiliated program may purchase these railcars. While FSI has not determined which managed program will buy these railcars, it is possible that they will be purchased by the Partnership.

At September 30, 2004, railcars with an original equipment cost of $13.0 million were owned by FSI and it's affiliates, some of which were purchased from the above transactions. While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of these railcars.

Commitments and contingencies as of September 30, 2004 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Notes payable	$11,000	$4,000	$7,000

Affiliate Obligations:

Commitment to purchase railcars	$38,688	$25,584	$13,104

1  While FSI has neither determined if a Program Affiliate will purchase these railcars nor the timing of any purchases, it is possible the Partnership may purchase some of the railcars.

(IV)  RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). FIN 46 requires the Partnership to evaluate all existing arrangements to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own. For existing entities, the Partnership is required to perform this assessment by December 31, 2004 and consolidate any variable interest entities for which the Partnership will absorb a majority of the entities’ expected losses or receive a majority of the expected residual gains. The General Partner is still in the process of evaluating its impact and has not completed its analysis or concluded on the impact that FIN 46 will have on the Partnership.

For newly formed entities, FIN 46 is effective. FIN 46 did not impact the accounting for new entities formed in 2004.

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

Other factors affecting the Partnership’s operations during the remainder of 2004 and beyond include:

(1)  Economic recovery in the railcar segment continues to be strong. Overall railcar loadings continue to be forecast to grow approximately 6% for the remainder of 2004. Railcar manufacturers now have full production schedules until the summer of 2005 for tank railcars and until 2006 for box railcars.

The Partnership's railcar fleet is largely used by a broadly defined chemical sector. Chemical and petroleum railcar loadings are projected to grow at a substantially higher rate this year than the 3% per year long run average. The continuation of high steel prices have resulted in increases in the price of a new tank railcars and lease rates have now increased in response this price increase. While this improves returns for railcar lessors in the short run, reduced railcar availability and higher lease costs along with railroad operating inefficiencies may cause the chemical industry growth to slow and perhaps cause chemical producers to shift to other forms of transportation. Also, there are a number of potential new railroad operating requirements and regulations which, if adopted, could increase the cost of railcar ownership. At present, the Partnership's tank railcar fleet is highly utilized and appears to be in a position to remain so for the foreseeable future;

(2)  The Partnership has an investment in a double-hull product tanker constructed in 1985 that operates in international markets carrying a variety of clean commodity-type cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions. The marine vessel owned by an entity in which the Partnership has an interest is 19 years old which may limit its future marketability. Marine vessels 20 years of age typically earn a lower lease rate than newer marine vessels and may have increased off-hire time.

The charter market for tankers is expected to remain strong for the remainder of 2004;

(3)  Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry. The General Partner believes that there is a significant oversupply of commercial aircraft available that has caused a decrease in aircraft fair market values. The General Partner believes prices on selected aircraft have reached levels which make them attractive investment opportunities.

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

(4)  The management fee rate paid by the Partnership is reduced by 25% for the period starting January 1, 2003 and ending September 30, 2005;

(5)  The Partnership is expected to have increased general and administrative costs as the General Partner liquidates other investment programs that currently share certain general and administrative expenses; and

(6)  General and administrative expenses are expected to increase over the next 15 months due to additional expenses required to meet compliance standards of the Sarbanes - Oxley Act.

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

The General Partner believes prices on certain transportation equipment, primarily railcar equipment, selected aircraft equipment and certain types of non-transportation related equipment, have reached attractive levels and is currently in the market to make investments in 2004. The General Partner believes that equipment purchased in today's economic environment may appreciate. Accordingly, the General Partner believes that most of the cash currently held by the Partnership will be used to purchase additional equipment.

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

PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.1	First Amendment to Amended and Restated Warehouse Credit Agreement dated September 3, 2004.

10.2	Second Amendment to Amended and Restated Warehouse Credit Agreement dated October 20, 2004.

10.3  PLM CAL I LLC operating agreement dated June 4, 2004.

10.4  PLM CAL II LLC operating agreement dated June 4, 2004.

10.5  PLM CAL I LLC equipment purchase agreement dated August 26, 2004.

10.6  PLM CAL II LLC equipment purchase agreement dated August 26, 2004.

31.1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

31.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

32.1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

32.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

(b)   Reports on Form 8-K

1.	Report 8-K dated September 27, 2004, announcing that Ernst & Young LLP would not act as the Partnership’s independent auditor after the review and the filing of the Partnership's third quarter report on Form 10-QSB.

2.	Report 8-KA dated October 13, 2004, announcing that Ernst & Young LLP had declined to stand for re-election as the Partnership’s independent auditor after that review and the filing of the Partnership's third quarter report on Form 10-QSB.

(This space intentionally left blank)

--

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH FUND VI

By:   PLM Financial Services, Inc.
                                                                    General Partner

Date:  November 12, 2004          By:  /s/ Richard B Brock
                                                                  Richard K Brock
Chief Financial Officer

Exhibit 31.1

CONTROL CERTIFICATION

I, James A. Coyne, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund VI.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2004    By:  /s/ James A. Coyne
                                                                                                  James A. Coyne
                                                                                                  President

Exhibit 31.2

CONTROL CERTIFICATION

I, Richard K Brock, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of PLM Equipment Growth Fund VI.

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)  designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation.

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal controls over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)  all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting.

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2004    By:  /s/ Richard K. Brock
                                                                                                     Richard K Brock
                                                                                                     Chief Financial Officer
                                                                                                     (Principal Financial Officer)

Exhibit 32.1

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of PLM Equipment Growth Fund VI (the “Partnership”), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the President of the General Partner and of the Partnership, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report of the Partnership filed today fully complies with the requirements of Section 13(a) and 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                                  /s/ James A. Coyne
                                                  James A. Coyne
                                                  President of PLM Financial Services, Inc.
                                                  November 12, 2004

Exhibit 32.2

Certification Pursuant to 18 U.S.C. Section 1350,
As Adopted Pursuant to Section 906 of the
Sarbanes - Oxley Act of 2002

In connection with the Quarterly Report of PLM Equipment Growth Fund VI (the “Partnership”), on Form 10-QSB for the period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, the Chief Financial Officer of the General Partner and of the Partnership, hereby certifies pursuant to 18 U.S.C. §1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that:

(1) the Report of the Partnership filed today fully complies with the requirements of Section 13(a) and 15 (d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

                                                            /s/ Richard K Brock
                                                            Richard K Brock
                                                            Chief Financial Officer of PLM Financial Services, Inc.
                                                            (Principal Financial Officer)
                                                            November 12, 2004