Form 10KSB
period 2004-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 2005-03-30
CIK 874395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-21806
_______________________

PLM EQUIPMENT GROWTH FUND VI
(Exact name of Registrant as specified in its charter)

California 94-3135515
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

200 Nyala Farms Road .
Westport, CT 06880
(Address of principal (Zip code)
executive offices) .

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

The Registrant's revenues for the fiscal year ended December 31, 2004 was $7,247,000.

Aggregate market value of voting stock: N/A

PART I
ITEM 1. DESCRIPTION OF BUSINESS

(A) Background

In April 1991, PLM Financial Services, Inc. (FSI or the General Partner), a wholly owned subsidiary of PLM International, Inc. (PLM International or PLMI), filed a Registration Statement on Form S-1 with the Securities and Exchange Commission with respect to a proposed offering of 8,750,000 limited partnership units (the units) in PLM Equipment Growth Fund VI, a California limited partnership (the Partnership, the Registrant, or EGF VI). The Partnership's offering became effective on December 23, 1991.  FSI, as General Partner, owns a 5% interest in the Partnership. The offering of units of the Partnership closed on May 24, 1993. As of December 31, 2004, there were 7,730,965 units outstanding. The Partnership engages in the business of investing in a diversified equipment portfolio consisting primarily of used, long-lived, low-obsolescence capital equipment that is easily transportable by and among prospective users.

The Partnership's primary objectives are:

(1) to maintain a diversified portfolio of low-obsolescence equipment with long lives and high residual values which were purchased with the net proceeds of the initial Partnership offering, supplemented by debt financing, and surplus operating cash during the investment phase of the Partnership;

(2) to generate sufficient net operating cash flow from lease operations to meet liquidity requirements and to generate cash distributions to the unitholders until such time as the General Partner commences the orderly liquidation of the Partnership's assets or unless the Partnership is terminated earlier upon sale of all Partnership property or by certain other events;

(3) to selectively sell equipment when the General Partner believes that, due to market conditions, market prices for equipment exceed inherent equipment values or expected future benefits from continued ownership of a particular asset. Proceeds from these sales, together with excess net operating cash flows from operations (net cash provided by operating activities plus distributions from equity investments) are used to repay the Partnership’s outstanding indebtedness and for distributions to the unitholders; and

(4) to preserve and protect the value of the portfolio through quality management, maintaining diversity, and constantly monitoring equipment markets.

The Partnership may not reinvest cash flow generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2011, unless terminated earlier upon the sale of all of the equipment or by certain other events. Although the Partnership is scheduled to terminate on December 31, 2011, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by the end of 2006.

Table 1, below, lists the equipment and the original cost of equipment and capitalized improvements in the Partnership's portfolio, equipment on finance lease and the Partnership's proportional share of equipment in entities in which the Partnership has an equity investment as of December 31, 2004 (in thousands of dollars):

TABLE 1

Units	Type	Manufacturer	Cost

Owned equipment held for operating leases:

9,225	Marine containers	Various	$22,332
1	MD-80 Stage III commercial aircraft	McDonnell Douglas	13,951
1	Portfolio of aircraft rotables	Various	1,256
18	Pressurized tank railcars	Various	438
4	Nonpressurized tank railcars	Various	70
3	Covered hopper railcars	Various	66
	Total owned equipment held for operating leases		$38,113	1

Owned equipment on a finance lease:

334	Intermodal trailers on direct finance lease	Various	$5,135	1

Equipment owned by entities in which the Partnership has an equity investment:

0.62	737-300 Stage III commercial aircraft	Boeing	$14,840	2
0.34	Four 737-500 Stage III commercial aircraft	Boeing	21,314	5
0.40	Equipment on direct finance lease:
	Two DC-9 Stage III commercial aircraft	McDonnell Douglas	4,807	3
0.43	1,457 railcars	Various	21,959	4
0.53	Double-hull product tanker	Boelwerf-Temse	10,476	2
0.20	Machinery and other equipment	Various	4,021	6
	Total equity investments		$77,417	1

Equipment is generally leased under operating leases for a term of one to six years except for the marine vessel which is usually leased for periods less than one year. Some of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership marine container leases are based on a fixed rate. Rents for all other equipment are based on fixed rates.

[1]
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
3 Jointly owned: EGF VI, an affiliated program and a non-affiliated entity.
4 Jointly owned: EGF VI and two affiliated programs.
5 Jointly owned: EGF VI and three affiliated entities.
6 Jointly owned: EGF VI, two affiliated entities and a non-affiliated entity.

(B) Management of Partnership Equipment and Other Assets

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

The Partnership also competes with many equipment lessors, including ACF Industries, Inc. (Shippers Car Line Division), GATX Corp., General Electric Railcar Services Corporation, General Electric Capital Aviation Services Corporation, and other programs that lease the same types of equipment.

(D) Demand

The Partnership currently operates in the five operating segments: marine container leasing, railcar leasing, aircraft leasing, marine vessel leasing, machinery and other equipment leasing and intermodal trailer leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers except for the Partnership's investment in a trust owning two commercial aircraft that are on a direct finance lease. The Partnership’s equipment and investments are primarily used to transport materials and commodities, except for aircraft leased to passenger air carriers and machinery and other equipment which is used in the operation of hospitals.

The following section describes the international and national markets in which the Partnership’s capital equipment operates:

(1) Marine Containers

Marine containers are used to transport a variety of types of cargo. They typically travel on marine vessels but may also travel on railroads loaded on certain types of railcars and highways loaded on a trailer.

Demand for marine containers is primarily influenced by global economic conditions.

The Partnership owns a total of 9,225 standard dry cargo marine containers acquired from 1998 to 2000. Utilization on these containers is expected to continue to be very strong in the 90-95% range through at least the first half of 2005. Lease rates on new marine containers have increased significantly over the last year due to the increase in price of new containers which was caused primarily by the increase in the cost of steel. Lease rates on older marine containers, however, such as those owned by the Partnership, have just begun to increase. This is due to the large amount of marine containers that leasing companies had off-lease. Lease rates on Partnership’s marine containers are expected to increase slightly in 2005.

In addition, the lessee for approximately 1,190 of the Partnership's marine containers has the option to purchase these marine containers in the first quarter of 2006. Should the lessee exercise this option, lease revenues will be negatively impacted.

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

On an industry-wide basis, North American railroad carloadings of the commodity group that includes petroleum and chemicals posted growth well in excess of the 2-3% year over year increase anticipated at the beginning of the year. In fact, the percentage growth above 5% was on a par with 1999; the strongest of the last decade. Normal growth since the early 90’s is 2%. Demand for tank cars of all types is growing and lease rates are starting to recover from the historic lows experienced two years earlier.

Nationwide, the age of the US and Canadian pressure railcar fleet is advancing. The Partnership owns pressure tank railcars that are among this fleet. Approximately 10% of the industry fleet has reached the maximum age allowed by regulation (40 years), or will do so in the next two years. The desirability of some of the railcars in the Partnership is negatively affected by the relatively high age of the fleet. However, those railcars which do not need to be scrapped and newer acquired cars should see high levels of utilization as strong commodity growth driven demand is being served by a declining industry fleet size.

Of the total fleet of 18 pressurized tank railcars, one railcar is in the process of being scrapped due to its age and cost to repair. At December 31, 2004, 16 of the remaining 17 railcars are on lease and the fleet average age is 32 years.

The Partnership also owns a 43% interest in PLM Rail Partners, LLC, which owns 581 pressure tank railcars as of December 31, 2004. Of this number, eight are scheduled to be scrapped in the near future. Of the remaining 573 cars, 548 are on lease (96% utilization). The average fleet age is 23 years.

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

On an industry-wide basis, North American railroad carloadings of the commodity group that includes petroleum and chemicals posted growth well in excess of the 2-3% year over year increase anticipated at the beginning of the year. In fact, the percentage growth above 5% was on a par with 1999; the strongest of the last decade. Normal growth since the early 90’s is 2%. Demand for tank cars of all types is growing and lease rates are starting to recover from the historic lows experienced two years earlier.

The Partnership owns four of these type of railcars directly, none of which are currently on lease. The average age of these railcars is 32 years.

The Partnership also owns a 43% interest in PLM Rail Partners, LLC, which owns 649 general purpose tank railcars as of December 31, 2004. Of this number, one is scheduled to be scrapped in the near future. Of the remaining 648 railcars, 644 are on lease (99% utilization). The average fleet age is 22 years.

(c) Covered Hopper (Grain) Railcars

The US agribusiness industry serves a domestic market that is relatively mature, the future growth of which is expected to be consistent but modest. Most domestic grain rail traffic moves to food processors, poultry breeders, and feedlots. The year 2004 saw dramatic increases in wheat and corn harvests and some increased demand for rail shipments. The fourth quarter of this year however was expected to produce a bumper harvest but instead saw a 13% decline in carloadings. The industry consensus forecast is now for a steady state level of carloadings for the foreseeable future.

Railcar utilization has recovered slowly from a significant oversupply of idle railcars to be absorbed. A large number of new railcars were built in the late 1990s and the fleet has become more efficiently utilized by the railroads. This year did see some small improvements in lease rates compared to the extremely low rates of the last few years.

Many of the Partnership’s covered hopper railcars are smaller and thus less desirable than those currently being built. Because of this factor and the large number of idle railcars throughout the industry, the Partnership has sold a number of these railcars. The Partnership owns three railcars of this type at the present, all of which are off-lease.

The Partnership also owns a 43% interest in PLM Rail Partners, LLC, which owns 227 covered hopper railcars as of December 31, 2004. Of this number, 34 are scheduled to be scrapped in the near future. Of the remaining 193 cars, 164 are on lease (85% utilization). The average fleet age is 33 years.

(3) Aircraft

(a)	Commercial Aircraft

The General Partner believe that the commercial aviation industry is recovering from several years of reduced travel; however, the General Partner views the recovery with caution as 2004 saw major increases in the cost of fuel and continued weakening of yields. The General Partner believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue. The recovery has so far been most noticeable among ‘new technology’ and fuel efficient aircraft.

The US market continues to suffer from overcapacity and low yields, with the US network carriers trying to cut costs while reformatting their pricing strategies. With United Airlines, US Airways, American Trans Air and other US airlines in bankruptcy, 2005 might see one of them fail completely. The US market probably needs consolidation, but airlines may limp on in slimmed-down form, with the low-cost carriers taking an increased market share. Such a scenario is likely to lead to another year of losses for the global airline industry as the US market has a large impact on global basis.

In Europe the expansion by low cost carriers continued during 2004. The year saw several startups (and charter carriers switching to scheduled) but also some failures, showing that low cost operations are no guarantee for success.

The Asian market led the recovery during 2004 with strong traffic growth during the year although the tsunami catastrophe in the Indian Ocean occurring at year end will likely have some negative effects on tourism in Thailand, Indonesia, Sri Lanka and southern India.

Certain of the Partnership’s aircraft is considered ‘old technology’ (including but not limited to not meeting current noise regulations in the US, Europe and several other countries). The General Partner continues to actively liquidate its positions in old technology aircraft.

The Partnership owns 100% of one MD-80 Stage III commercial aircraft, which is on lease to a major US carrier at above market rates through July 2008, 62% of an entity owning a Boeing 737-300 Stage III commercial aircraft which is on lease to a South American carrier through April 2008 and 34% of two entities that each own two Boeing 737-500 Stage III commercial aircraft on lease to a major US carrier through 2015. The Partnership also owns a 40% interest in two DC-9 Stage III commercial aircraft on sublease to a South American carrier. In the first quarter of 2005, the lessee of the two DC-9's exercised its purchase option for these aircraft.

The decrease in value of the Partnership’s commercial aircraft has had and will continue to have a negative impact on the ability of the Partnership to achieve its original objectives as lower values will also result in significantly lower revenues than the Partnership has been able to achieve for these assets in the past.

(b)	Rotables

The Partnership owns 100% of a package of aircraft rotables that are used for MD-83 aircraft. Aircraft rotables are replacement spare parts that are held in inventory by an airline. The types of rotables owned by the Partnership include avionics, replacement doors, control surfaces, pumps, valves, and other comparable equipment. The market for the MD-83 spare parts further decreased during 2004 due to continued decline in demand for the aircraft type and the increased scrapping and part-out of the aircraft type. The rotables package is off-lease and being marketed for sale. The General Partner expected that the rotables would have been sold off during 2004 but due to the continued weak market approximately 50% of the inventory remains.

(4) Double-Hull Product Tanker

The Partnership has an investment in a double-hull product tanker constructed in 1985, that operates in international markets carrying a variety of clean commodity-type liquid cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with very little idle time between charters. Freight rates for marine vessels improved and in the fourth quarter 2004 reached an all time record high, all due to the demand for sea transportation resulting from improving economies worldwide. The demand is expected to continue until additional new marine vessels start coming on line in 2005. Cold weather and demand for refined products worldwide and home heating oil on US east coast should keep the charter rates at or near 2004 highs going into 2005, with charter rates starting to show signs of decline during the spring and summer months.

The marine vessel owned by an entity in which the Partnership has an interest is 20 years old which may limit its future marketability. Marine vessels 20 years of age typically earn a lower lease rate than newer marine vessels and may have increased off-hire time.

(5) Machinery and Other Equipment

In 2004 the Partnership, along with two affiliated programs and a non-affiliated entity, entered into a tenancy-in-common agreement (CFHS). The Partnership owns 20% of CFHS. CFHS purchased machinery and other equipment for $19.0 million and leased it back to the seller, an entity that operates three hospitals. The equipment is critical to the day to day operations of the hospitals. The equipment was leased for a two year term that expires in November 2006 with up to three one year renewals following the initial term, at the lessee’s option. As the equipment is critical to the operation of the hospitals operated by the lessee and the lessee does not have the right to return less than all the equipment, the General Partner considers it highly likely that the lessee will exercise each of its renewal options. Should the equipment be returned, the General Partner believes it would be able to sell the equipment for a price in excess of its purchase price less any rents received.

(6) Intermodal Trailers

Intermodal trailers are used to transport a variety of dry goods by rail on flatcars, usually for distances of over 400 miles. Over the past ten years, intermodal trailers have continued to be rapidly displaced by domestic containers as the preferred method of transport for such goods. This displacement occurs because railroads offer approximately 20% lower wholesale freight rates on domestic containers compared to intermodal trailers. During 2004, demand for intermodal trailers increased moderately from very depressed levels during the past two years. Low demand occurred over the first half of the year (similar to 2002 and 2003) due to comparatively low rail freight rates for 53-foot domestic containers. Average utilization of the entire US intermodal trailer pool fleet rebounded from a record low of 49% in 2003 to approximately 57% in 2004. The Partnership's 334 intermodal trailers are on a direct finance lease with a single lessee through 2006.

(E) Government Regulations

The use, maintenance, and ownership of equipment are regulated by federal, state, local, or foreign governmental authorities. Such regulations may impose restrictions and financial burdens on the Partnership's ownership and operation of equipment. Changes in government regulations, industry standards, or deregulation may also affect the ownership, operation, and resale of the equipment. Substantial portions of the Partnership's equipment portfolio are either registered or operated internationally. Such equipment may be subject to adverse political, governmental, or legal actions, including the risk of expropriation or loss arising from hostilities. Certain of the Partnership's equipment is subject to extensive safety and operating regulations, which may require its removal from service or extensive modification of such equipment to meet these regulations, at considerable cost to the Partnership. Such regulations include but are not limited to:

(1) The new maritime and port security laws as passed by the United States Congress and other International Maritime Organizations came into full effect in July 2004. US Coastguard and members of Homeland Security are patrolling ports and boarding vessels to insure regulations are being followed. The Partnership partially owned marine vessel meets the new code and are in compliance with the necessary reporting procedures and precautions for pre-entry into US waters and ports. Similarly, the Partnership's partially owned marine vessel meets port entry security regulations of foreign countries as mandated by international law.

No new US or International Regulations are scheduled to come into effect during 2005 which would have a significant impact on the Partnership's partially owned marine vessel;

(2) The US Department of Transportation Hazardous Material Regulations regulates the classification and packaging requirements of hazardous materials, which apply, particularly to the Partnerships tank railcars. Per those regulations several mandated inspections and or repairs are required to be performed annually. The average cost of re-qualification for jacketed tank railcars is approximately $1,900 and $1,100 on non-jacketed railcars. The Partnership is required to re-qualify one jacketed owned railcars and no non-jacketed owned railcars in 2005. The Partnership also owns a 43% interest in PLM Rail Partners, LLC, which has 164 railcars due re-qualification inspection and repairs during 2005. PLM Rail Partners, LLC is required to re-qualify 52 jacketed railcars and 112 non-jacketed railcars in 2005; and

(3) The tank railcar industry faces several possible regulatory events in the near future. The General Partner expects a ruling for some of these issues during 2005 including but not limited to: the Minot North Dakota accident and non-normalized steel, constant contact side bearing retrofit and the addition of a reflector strip to railcars. At this point the General Partner cannot estimate the cost or outcome of any of these proposed programs.

As of December 31, 2004, the Partnership is in compliance with the above governmental regulations. Typically, costs related to extensive equipment modifications to meet government regulations are passed on to the lessee of that equipment.

ITEM 2. DESCRIPTION OF PROPERTIES

The Partnership neither owns nor leases any properties other than the equipment it has purchased and its interests in entities that own equipment for leasing purposes. As of December 31, 2004, the Partnership owned a portfolio of transportation and related equipment and investment entities that owned transportation equipment and machinery and other equipment as described in Item 1, Table 1. The Partnership acquired equipment with the proceeds of the Partnership offering of $166.1 million, with proceeds from the debt financing of $30.0 million, and by reinvesting a portion of its operating cash flow in additional equipment. The Partnership does not own any real property.

The Partnership maintains its principal office at 200 Nyala Farms Road, Westport, CT 06880.

ITEM 3. LEGAL PROCEEDINGS

On December 31, 2003 and during 2004, in the Court of Common Pleas for Williamsburg County, South Carolina, actions have been filed by Harold H. Collins, Dianne Collins his wife, and Rickey Thomas, Sr. against South Carolina Central Railroad Company, Inc., CSX Transportation, Inc., TradeMark Nitrogen, Inc. and PLM Investment Management, Inc. The actions involve a chemical spill from a railcar owned by the Partnership. All three law suits claim permanent injuries and allege negligence on the part of all four defendants in their duty to exercise reasonable care in the inspection, maintenance and repair of the railcar. The complaints do not allege a specific amount of damages. The General Partner expects that these actions will be amended at some point and that the Partnership will also be named as a defendant.

Demand for indemnification has been made upon the lessee pursuant to the terms of the lease of the railcar.

The attorney for these plaintiffs states that he also represents additional potential plaintiffs. Twenty-two additional actions were recently filed, however such additional actions have not yet been served. A review of the new complaints reveals that they are substantially similar to the original complaints. Published reports indicate that several nearby residents were evacuated. The potential exists for additional claims.

The General Partner believes that the actions will not have a material effect on the financial condition of the Partnership, are completely without merit and will vigorously defend against the actions.

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. General Partner does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership (see Note 13 to the financial statements).

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's limited partners during the fourth quarter of its fiscal year ended December 31, 2004.

PART II

ITEM 5. MARKET FOR THE PARTNERSHIP'S EQUITY AND RELATED UNITHOLDER MATTERS

Pursuant to the terms of the partnership agreement, the General Partner is entitled to 5% of the cash distributions of the Partnership. The General Partner is the sole holder of such interests. Net income is allocated to the General Partner to the extent necessary to cause the General Partner’s capital account to equal zero. The remaining interests in the profits, losses, and cash distributions of the Partnership are allocated to the limited partners. As of December 31, 2004, there were 7,412 limited partners holding units in the Partnership.

There are several secondary markets in which limited partnership units trade. Secondary markets are characterized as having few buyers for limited partnership interests and therefore are viewed as being inefficient vehicles for the sale of limited partnership units. Presently, there is no public market for the limited partnership units and none is likely to develop.

To prevent the units from being considered publicly traded and thereby to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the limited partnership units will not be transferable without the consent of the General Partner, which may be withheld in its absolute discretion. The General Partner intends to monitor transfers of limited partnership units in an effort to ensure that they do not exceed the percentage or number permitted by certain safe harbors promulgated by the Internal Revenue Service. A transfer may be prohibited if the intended transferee is not a United States citizen or if the transfer would cause any portion of the units of a “Qualified Plan” as defined by the Employee Retirement Income Security Act of 1974 and Individual Retirement Accounts to exceed the allowable limit.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's consolidated financial statements contained in the 2004 annual report have been prepared in accordance with the requirements for a Small Business Issuer as prescribed by Regulation S-B under the Securities Exchange Act of 1934. Generally, a Small Business Issuer cannot file under Regulation S-B if its annual revenues or public float exceed $25.0 million for two consecutive years. The Partnership qualifies as a Regulation S-B filer since both its 2004 and 2003 annual revenues were less than $25.0 million and its public float has not exceeded $25.0 million. The Partnership will continue to qualify as an S-B filer through at least 2006, as its revenues for the year ended December 31, 2004 are less than $25.0 million.

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

(B) Results of Operations - Factors Affecting Performance

(1) Re-leasing Activity and Re-pricing Exposure to Current Economic Conditions

The exposure of the Partnership's equipment portfolio to re-pricing risk occurs whenever the leases for the equipment expire or are otherwise terminated and the equipment must be remarketed. Major factors influencing the current market rate for Partnership equipment include supply and demand for similar or comparable types of transport capacity, desirability of the equipment in the leasing market, market conditions for the particular industry segment in which the equipment is to be leased, overall economic conditions, and various regulations concerning the use of the equipment. Equipment that is idle or out of service between the expiration of one lease and the assumption of a subsequent lease can result in a reduction of operating cash flow to the Partnership. The Partnership experienced re-leasing or re-pricing activity in 2004 for its railcar, aircraft, marine vessel, trailer, marine container and machinery and other equipment portfolios.

(a) Railcars: This equipment experienced significant re-leasing activity. Lease rates in this market are showing signs of improvement and this will lead to higher contribution to the Partnership as existing leases expire and renewal leases are negotiated.

(b) Aircraft: As of December 31, 2004, the Partnership’s owned aircraft rotables were off-lease and are being marketed for sale.

(c) Marine vessel: The Partnership’s investment in an entity owning a marine vessel operated in the short-term leasing market. As a result of this, the Partnership’s partially owned marine vessel was remarketed during 2004 exposing it to re-leasing and re-pricing risk. The marine vessel is expected to be operated in the short-term leasing market through 2005.

(d) Trailers: During 2004 the General Partner restructured the lease with the existing carrier to grant a purchase option for the trailers at the end of 2006. Accordingly, the Partnership will no longer earn operating lease revenue from trailers.

(e) Marine containers: Some of the Partnership’s marine containers are leased to operators of utilization-type leasing pools and, as such, are highly exposed to re-pricing activity. Starting in 2002 and continuing through 2006, a significant number of the Partnership’s marine containers currently on a fixed rate lease will be switching to a lease based on utilization. PLM Financial Services, Inc. (FSI or the General Partner) anticipates that this will result in a significant decrease in lease revenue as lease rates are significantly lower today than when the fixed rate lease was entered into several years ago.

(f) Machinery and other equipment: In 2004, the Partnership along with two affiliated programs and a non-affiliated entity purchased machinery and other equipment and leased it back to the seller. This equipment is on lease until the fourth quarter of 2006.

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

During 2004, the Partnership disposed of owned equipment that included aircraft rotables, marine containers, trailers and railcars for proceeds of $1.6 million and an equity investment disposed of partially owned railcars for proceeds of $0.4 million.

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

An aircraft lessee in India defaulted on its lease. The Partnership has recovered the leased aircraft and initiated legal proceedings to recover its lost lease payments and recovery costs. The Partnership has been awarded a judgment in this matter and is currently attempting to collect the judgment. At this time, there can be no assurance that it will be collected.

(4) Equipment Valuation

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

For the year ended December 31, 2004, the Partnership generated cash from operations of $4.7 million to fund its ongoing operating obligations, purchase additional equipment, pay debt and interest, and maintain working capital reserves.

During 2004, the Partnership purchased railcars for $6.0 million and paid FSI or its affiliates $0.3 million for acquisition fees and $0.1 million for lease negotiation fees. During 2004, the Partnership disposed of owned equipment and received aggregate proceeds of $1.6 million. Partially owned railcars were also disposed of during 2004 for proceeds of $0.4 million. The proceeds from the railcar disposals will be used to pay down outstanding debt in 2005.

Restricted cash increased $5.7 million during 2004. An increase of $6.1 million was the result of funds being deposited into an escrow account to fund equipment purchases in 2005 for which legally binding commitments were signed in 2004. This increase was partially offset by a decrease of $0.4 million resulting from the withdrawal of the lender from the Partnership's debt facilities that required these deposits. No such deposits were required from the new lender.

Equity investments in affiliated entities increased $8.1 million during 2004. An increase of $35.0 million was caused by the Partnership's net investment into four newly formed equity investments with a cash investment of $23.6 million and the transfer of owned railcars to one of the entities with a net book value of $11.4 million. This increase was partially off-set by a decrease of $24.5 million caused by non-operating cash distributions. Further decreases were caused by operating cash distributions of $1.7 million from the equity investments to the Partnership and by the loss of $0.6 million recorded by the Partnership for its interests in the equity investments.

Other assets increased $0.1 million during 2004. An increase of $0.4 million was due to the transfer of all of the Partnership's owned trailers from equipment held for operating lease to finance lease receivable. This increase was partially offset by a decrease of $0.1 million due to a refund to the Partnership in 2004, decreased $0.1 million due to the decrease in prepaid insurance and decreased $0.1 million due to the amortization of debt placement fees during 2004.

Accounts payable and accrued expenses decreased $0.1 million during 2004 due to the timing of payments to vendors.

Due to affiliates decreased $0.2 million during 2004. Decreases due to the payment of $0.4 million in engine reserves due to an equity investment to repair the engines on an aircraft and $0.2 million due to the return of a security deposit to an equity investment, were partially offset by an increase of $0.4 million in additional engine reserve deposits during 2004.

The Partnership made its scheduled principal payments totaling $4.0 million on the notes payable during 2004. The remaining balance of the notes of $10.0 million is due with principal payments totaling $4.0 million in 2005, and 2006, a principal payment of $1.0 million in March 2007, and a final principal payment of $1.0 million in June 2007. The cash for each payment will come from operations and equipment dispositions.

The Partnership is a participant in a $10.0 million warehouse credit facility. The warehouse credit facility is shared by the Partnership, PLM Equipment Growth & Income Fund VII, MILPI Holdings LLC (MILPI) and it's subsidiaries, and Railcar Investors II all of which are related parties and controlled by Gary Engle, Chairman of the Board of the General Partner. The facility provides for financing up to 100% of the cost of the equipment and expires on May 1, 2006. Borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 360 days, with all advances due no later than May 1, 2006. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by FSI, PLM International, Inc. and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers.

As of March 29, 2005, there were no outstanding borrowings on this facility by the Partnership. Other borrowers had loans outstanding totaling $9.4 million.

On July 1, 2004, the Partnership transferred 774 owned railcars with a net book value of $11.4 million into a newly formed equity investment, PLM Rail Partners, LLC (Rail Partners) which is jointly owned with two affiliated partnerships. The Partnership owns a 43.3% interest in Rail Partners. Rail Partners borrowed $25.3 million (see below). The loan is non-recourse to the Partnership and its affiliated partnerships and is collateralized by the railcars and future lease payments. During July 2004, proceeds of $9.9 million from this loan were distributed to the Partnership.

The loan amount of $25.3 million consists of two tranches of borrowings, tranche A with an interest rate of 5.63% and tranche B with an interest rate of 7.25%. Tranche A, in an original amount of $15.7 million, will be repaid with quarterly principal payments of $0.7 million totaling $1.4 million in 2004, $2.6 million in 2005, 2006, 2007, 2008, 2009 and $1.3 million in 2010. Tranche B, in an original amount of $9.6 million, will be repaid with quarterly payments totaling $0.9 million in 2010, $1.4 million in 2011, a quarterly payment of $0.2 million in March of 2012 and a balloon payment of $7.0 million in June 2012. Rail Partners made the regularly scheduled principal payment of $1.4 million to the lender during 2004.

At the end of each quarter, cash remaining in Rail Partners after payment of all operating expenses, required debt payment, all fees and expenses, will be distributed at the rate of 25% as a prepayment of tranche A loan and 75% to the owners of Rail Partners based on their proportional share of ownership.

During the year ended December 31, 2004, the Partnership, with three affiliated entities, formed two new entities, PLM CAL I LLC (CAL I) and PLM CAL II LLC (CAL II). The Partnership contributed a total of $19.4 million to these entities and owns a 33.7% interest in CAL I and CAL II. CAL I and CAL II each own two Boeing 737-500 stage III commercial aircraft. CAL I and CAL II each assumed two loans totaling $25.7 million that bear an interest rate of 7.46% and 7.42%. The loans are non-recourse to the Partnership. The loans are collateralized by the aircraft and future lease payments. CAL I and CAL II distributed a total of $14.6 million as a non-operating cash distribution to the Partnership during the third quarter of 2004.

The Partnership's proportional share of acquisition fees, lease negotiation fees and debt placements fees paid by CAL I and CAL II to an affiliate of the General Partner totaled $1.3 million.

Additionally during 2004, the Partnership, two affiliated programs and a non-affiliated entity formed a tenancy-in-common (CFHS), that purchased machinery and other equipment used in the operations of three hospitals. The Partnership contributed $4.1 million and owns a 20% interest in this entity. The Partnership's proportional share of acquisition and lease negotiation fees paid by this entity to an affiliate of the General Partner totaled $0.2 million.

During 2004, the General Partner signed legally binding commitments on behalf of the Partnership to purchase in 2005, 69 newly constructed tank railcars for $5.1 million and manufacturing equipment for $1.1 million. The funds to purchase these railcars were placed in escrow accounts as of December 31, 2004 and are included in restricted cash on the accompanying balance sheet.

Commitments and contingencies as of December 31, 2004 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Notes payable	$10,000	$4,000	$6,000

Commitment to purchase railcars	$5,082	$5,082	$-
Commitment to purchase
manufacturing equipment	1,056	1,056	-
	$6,138	$6,138	$-

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

The General Partner believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Partnership's financial statements:

Revenue recognition: Revenues are generally earned by placing equipment under operating leases. Rental payments are recorded as revenue on a straight-line basis over the lease term as earned. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership leases for marine containers are based on a fixed rate. Rents for all other equipment are based on fixed rates.

The Partnership has an equity investment that owns aircraft jointly with other affiliated programs. These aircraft are leased on a direct finance lease. The Partnership also has owned trailers that were transferred into a direct finance lease. The equity investment’s revenues from the direct finance lease are primarily interest income and are based on a monthly amortization schedule.

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives of 15 years for railcars, 12 years for all other transportation equipment and 7 years for machinery and other equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. The General Partner has chosen a depreciation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the economic value, the Partnership may record a gain on sale upon final disposition of the asset.

Impairment of long-lived assets: Whenever circumstances indicate that an impairment may exist such as when cash-flows decrease, there are unexpected maintenance issues or when economic conditions deteriorate in the market the equipment operates, the General Partner reviews the carrying value of its equipment and equity investments in affiliated entities to determine if the carrying value of the assets may not be recoverable, in consideration of the current economic conditions. This requires the General Partner to make estimates related to future cash flows from each asset as well as the determination if the deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, the Partnership may be required to record additional impairment charges.

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

(E) Recent Accounting Pronouncements

On December 24, 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)). FIN 46(R) is effective for the Partnership beginning on January 1, 2004 and it requires the Partnership to evaluate all existing equity investments to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own.  The General Partner has determined that none of its equity investments qualify as variable interest entities. Adoption of FIN 46(R) did not have a material effect on financial position or results of operations.

In March 2004, FASB's Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1).   EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Partnership has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1. The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The General Partner does not anticipate that issuance of a final consensus will materially impact the Partnership’s financial condition or results of operations.

In December 2004, FASB issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  The General Partner does not believe that the adoption of Statement 153 will have a significant effect on the Partnership.

(F) Results of Operations - Year-to-Year Detailed Comparison

Comparison of the Partnership's Operating Results for the Years Ended December 31, 2004 and 2003

(a) Owned Equipment Operations

Operating lease revenues less direct expenses (defined as repairs and maintenance and asset-specific insurance expenses) on owned equipment decreased during the year ended December 31, 2004, compared to 2003. Gains or losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, interest expense, impairment loss on equipment and general and administrative expenses relating to the operating segments (see Note 6 to the financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less direct expenses by segment (in thousands of dollars):

	For the Years
	Ended December 31,
	2004	2003
Marine containers	$2,983	$2,890
Railcars	1,342	2,370
Aircraft and rotables	1,247	1,475
Trailers	26	477

Marine containers: Marine container lease revenues and direct expenses were $3.0 million and $54,000, respectively, for the year ended December 31, 2004, compared to $2.9 million and $48,000, respectively, during the same period of 2003. The increase in lease revenues in 2004 is due to an increase in the utilization rate of the marine containers compared to 2003.

Railcars: Railcar lease revenues and direct expenses were $1.9 million and $0.5 million, respectively, for the year ended December 31, 2004, compared to $3.4 million and $1.0 million, respectively, during the same period of 2003. Railcar lease revenues decreased $1.6 million due to the transfer of most of the Partnership's owned railcar portfolio into an equity investment (see Note 5 to the financial statements) during the third quarter of 2004 and decreased $0.1 million due to the sale of railcars that were on lease during the year ended December 31, 2003. These decreases were partially off-set by an increase in lease revenues of $0.2 million due the purchase and lease of railcars during 2004 and 2003. Direct expenses decreased $0.5 million during the year ended December 31, 2004 due to the transfer of most of the Partnership's owned railcars into an equity investment during the third quarter of 2004.

Aircraft and rotables: Aircraft and rotables lease revenues were $1.2 million for the year ended December 31, 2004, compared to $1.5 million during the same period of 2003. The decrease in aircraft and rotables lease revenues was primarily due to the one time receipt of a termination fee from a former lessee of the aircraft components during 2003. A similar event did not occur in the year ended December 31, 2004. The Partnership's wholly owned aircraft is on lease through July 2008 and as such, lease revenues are expected to remain at their current level through the end of the current lease.

Trailers: Trailer lease revenues and direct expenses were $0.1 million and $27,000, respectively, for the year ended December 31, 2004, compared to $0.8 million and $0.3 million, respectively, during the same period of 2003. Trailer operating lease revenues and direct expenses decreased in 2004 due to all of the Partnership trailers being placed on a direct finance lease in the first quarter of 2004.

(b) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $5.4 million for the year ended December 31, 2004 decreased from $7.5 million for the same period in 2003. Significant variances are explained as follows:

(i) A $2.0 million decrease in depreciation and amortization expenses from 2003 levels reflects the decrease of $1.2 million caused by the transfer of most of the Partnership's owned railcar portfolio into an equity investment, a decrease of $0.5 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned, a decrease of $0.3 million caused by the Partnership's trailer portfolio being placed in a direct finance lease, and a $0.2 decrease caused by the sale of railcars during 2004 and 2003. These decreases were partially offset by an increase of $0.2 million caused by the purchase of railcars during 2004 and 2003;

(ii) A $0.3 million decrease in the impairment loss on equipment resulted from the Partnership reducing the carrying value of the owned aircraft rotables $0.2 million and owned railcars $0.1 million to their estimated fair value during the year ended December 31, 2003. No impairment of equipment was required during 2004;

(iii) A decrease of $0.1 million in management fees to affiliates was primarily the result of lower lease revenues on owned equipment during 2004; and

(iv) A $0.3 million increase in general and administrative expenses during the year ended December 31, 2004 was primarily due to additional professional costs.

(c) Net Gain on Disposition of Owned Equipment

The gain on the disposition of owned equipment for the year ended December 31, 2004 totaled $0.9 million, and resulted from the disposition of aircraft rotables, marine containers, railcars and trailers, with an aggregate net book value of $0.8 million for proceeds of $1.6 million. The net gain on the disposition of owned equipment for the year ended December 31, 2003 totaled $0.1 million, and resulted from the disposition of marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.4 million.

(d) Equity in Net Loss of Equity Investments

Equity in net income (loss) of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned entities accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Years Ended December 31,
	2004	2003
Marine vessel	$672	$366
Machinery and other equipment	(149)	-
Railcars	(228)	-
Aircraft	(933)	(968)
Equity in net loss of equity investments	$(638)	$(602)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on disposition of equipment, depreciation expense, direct expenses, interest expense, administrative expenses, and impairment loss on equipment in the equity investments:

Marine vessel: As of December 31, 2004 and 2003, the Partnership owned an interest in an entity that owned a marine vessel. During the year ended December 31, 2004, lease revenues of $3.8 million were partially offset by depreciation expense, direct expenses, and administrative expenses of $3.2 million. During the same period of 2003, lease revenues of $4.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $3.7 million.

Marine vessel lease revenues decreased $0.3 million during the year ended December 31, 2004 A decrease of $0.6 million was due to being off-lease approximately 40 days more in 2004 than 2003 while undergoing dry docking. This decrease was partially offset by an increase of $0.3 million due to the earning a higher lease rate while on lease during the year ended December 31, 2004 compared to 2003.

Marine vessel depreciation expense, direct expenses, and administrative expenses decreased $0.2 million due to lower operating expenses resulting from being off-lease for approximately 40 days while undergoing scheduled dry docking during 2004 when compared to 2003 during which a similar event did not occur, decreased $0.3 million during 2004 due to lower repairs compared to 2003 and decreased $0.1 million due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned compared to 2003.

Machinery and other equipment: As of December 31, 2004, the Partnership owned an interest in an entity that owned machinery and other equipment. During 2004, lease revenues of $0.1 million were offset by depreciation expense, direct expenses, and administrative expenses of $0.2 million. The Partnership had no equity investments that owned machinery and other equipment in 2003.

Railcars: As of December 31, 2004, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During 2004, lease revenues of $1.7 million and the gain on the disposition of equipment of $0.2 million were offset by depreciation expense, direct expenses, interest expense and administrative expenses of $2.2 million. The Partnership had no equity investments that owned railcars in 2003.

Aircraft: As of December 31, 2004, the Partnership owned an interest in entities owning two commercial aircraft on a direct finance lease, an interest in an entity owning a Boeing 737-300 commercial aircraft, an interest in two entities each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. As of December 31, 2003, the Partnership owned an interest in entities owning two commercial aircraft on a direct finance lease, an interest in an entity owning a Boeing 737-300 commercial aircraft, and an interest in an entity owning other aircraft related assets.

During the year ended December 31, 2004, entities owning aircraft equipment generated revenues of $2.1 million which were offset by depreciation expense, direct expenses, interest expense and administrative expenses of $3.1 million. During the same period of 2003, entities owning equipment generated revenues of $1.3 million which were offset by depreciation expense, direct expenses and administrative expenses of $1.3 million and the impairment loss on equipment of $1.0 million.

Aircraft revenues increased $0.9 million due to the Partnership's investment into two entities in 2004 that each own two Boeing 737-500 commercial aircraft and an increase of $0.1 million in the finance lease income due to the renegotiation of the lease in 2004. This increase was partially offset by a decrease in lease revenues of $0.2 million in 2004 due to a lower lease rate being earned on the Boeing 737-300 commercial aircraft.

Depreciation expense, direct expenses, interest expense and administrative expenses increased $1.8 million during the year ended December 31, 2004 compared to the same period 2003. An increase in depreciation expense of $1.5 million was caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the third quarter of 2004. This increase was partially offset by a decrease of $0.2 million on the remaining aircraft due to the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned. An increase in direct expenses of $0.5 million was caused by interest expense from the non-recourse debt that is included as part of the Partnership's investment in two entities each owning two Boeing 737-500 commercial aircraft. Equity investments during the same period of 2003 did not have any debt or interest expense.

During the year ended December 31, 2003, an impairment loss of $0.8 million resulted from the reduction of the carrying value of a Boeing 737-300 commercial aircraft to its estimated fair value and an impairment loss of $0.1 million resulted from the reduction of the carrying value of the direct finance lease to its estimated fair value. No impairment was required during the period of 2004.

(e) Net Income (Loss)

As a result of the foregoing, the Partnership's net income for the year ended December 31, 2004 was $0.6 million, compared to a net loss of $0.6 million during the same period of 2003. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance during the year ended December 31, 2004 is not necessarily indicative of future periods.

(G) Geographic Information

Certain of the Partnership’s equipment operates in international markets. Although these operations expose the Partnership to certain currency, political, credit and economic risks, the General Partner believes these risks are minimal or has implemented strategies to control the risks. Currency risks are at a minimum because all invoicing, with the exception of a small number of railcars operating in Canada, is conducted in United States (US) dollars. Political risks are minimized by avoiding operations in countries that do not have a stable judicial system and established commercial business laws. Credit support strategies for lessees may range from letters of credit supported by US banks to cash deposits. Although these credit support mechanisms generally allow the Partnership to maintain its lease yield, there are risks associated with slow-to-respond judicial systems when legal remedies are required to secure payment or repossess equipment. Economic risks are inherent in all international markets and the General Partner strives to minimize this risk with market analysis prior to committing equipment to a particular geographic area. Refer to Note 7 to the financial statements for information on the lease revenues, net income (loss), and net book value of equipment in various geographic regions.

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

The Partnership's owned equipment and investments in equipment owned by equity investments on lease to US - domiciled lessees consists of aircraft, trailers, railcars and machinery and other equipment. During 2004, US lease revenues accounted for 37% of the total lease revenues of wholly and jointly owned equipment while this region reported net loss of $0.4 million. The primary reason for this loss was due to the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned.

The Partnership's owned equipment and investments in equipment owned by equity investments on lease to Canadian-domiciled lessees consists of railcars. During 2004, Canadian lease revenues accounted for 6% of the total lease revenues of wholly and jointly owned equipment, while this region reported net income of $0.3 million.

The Partnership's investment in equipment owned by an equity investment on lease to a lessee domiciled in South America consists of an aircraft. South American lease revenues accounted for 7% of the total lease revenues of wholly and jointly owned equipment while this region reported net loss of $0.1 million. The primary reasons for this loss was due to the double-declining balance method of depreciation that results in greater depreciation in the first years an asset is owned.

The Partnership's ownership share in equipment owned by an equity investment on lease to a Latin American-domiciled lessee consisted of two aircraft on a direct finance lease. No operating lease revenues were reported in this region while this region reported net income of $0.2 million.

The Partnership's owned equipment and investments in equipment owned by equity investments on lease to lessees in the rest of the world consists of a marine vessel and marine containers. During 2004, lease revenues from these operations accounted for 50% of the total lease revenues of wholly and jointly owned equipment, while reporting net income from these operations of $2.2 million.

(H) Inflation

Inflation had no significant impact on the Partnership's operations during 2004 or 2003.

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

The Partnership intends to use future cash flow from operations to satisfy its operating requirements, pay principal and interest on debt and make cash distributions to the partners.

The Partnership will not reinvest cash flows generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment and by certain other events.

Factors affecting the Partnership’s contribution during the year 2005 and beyond include:

(i) Demand for marine containers is closely tied to worldwide economic conditions. The market for the Partnership's marine containers is expected to remain strong during 2005 with utilization in the 90 - 95% range with lease rates increasing slightly;

(ii) Economic recovery in the railcar segment continues to be strong. Overall railcar loadings are forecast to grow approximately 6% in 2005. Railcar manufacturers now have full production schedules until the summer of 2005 for tank railcars.

The Partnership's railcar fleet is largely used by a broadly defined chemical sector. Chemical and petroleum railcar loadings are projected to grow at a substantially higher rate this year than the 3% per year long run average. The continuation of high steel prices have resulted in increases in the price of a new tank railcars and lease rates have now increased in response this price increase. While this improves returns for railcar lessors in the short run, reduced railcar availability and higher lease costs along with railroad operating inefficiencies may cause the chemical industry growth to slow and perhaps cause chemical producers to shift to other forms of transportation. Also, there are a number of potential new railroad operating requirements and regulations which, if adopted, could increase the cost of railcar ownership. At present, the Partnership's tank railcar fleet is highly utilized and appears to be in a position to remain so for the foreseeable future.

The General Partner believes that the market for the Partnership's railcars and those in PLM Rail Partners, LLC. in which the Partnership has an equity interest, will remain strong for several years. The General Partner has engaged an investment banking firm to explore strategic alternatives with respect to its railcar operations which could include the sale of the Partnership owned and partially owned railcars;

(iii) The Partnership has an investment in a double-hull product tanker constructed in 1985, that operates in international markets carrying a variety of clean commodity-type liquid cargoes. Demand for commodity-based shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with very little idle time between charters, except for required scheduled major maintenance. During 2004 freight rates for marine vessels progressively improved and in the fourth quarter 2004 reached an all time record high, all due to the demand for sea transportation resulting from improving economies worldwide. The demand is expected to continue until additional new tonnage starts coming on line in 2005. Cold weather and demand for refined products worldwide and home heating oil on US east coast should keep the charter rates at or near 2004 highs going into 2005. Charter rates are expected to begin to show sign of decreasing during the spring and summer months of 2005. The marine vessel in which the Partnership owns an interest is not scheduled to undergo major maintenance until September 2006.

The marine vessel owned by an entity in which the Partnership has an interest is 20 years old which may limit its future marketability. Marine vessels 20 years of age typically earn a lower lease rate than newer marine vessels and may have increased off-hire time;

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

In the first quarter of 2005, the lessee of the two aircraft on direct finance lease in which the Partnership owned an interest, exercised its purchase option on these aircraft. Accordingly, revenues from these aircraft will decrease in 2005;

(v) The Partnership's trailer portfolio is on lease through the end of 2006. The lessee of this equipment has indicated it may exercise its option to prepay the remaining rent and purchase some of this equipment in 2005;

(vi) The management fee rate paid by the Partnership has been reduced by 25% for the period starting January 1, 2003 and ending June 30, 2005;

(vii) The Partnership is expected to have increased general and administrative costs as the General Partner liquidates other investment programs that currently share certain general and administrative expenses; and

(viii) While the Partnership is scheduled to terminate on December 31, 2011, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by the end of 2006.

Several other factors may affect the Partnership's operating performance in the year 2005 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

(1) Re-pricing Risk

Certain portions of the Partnership's aircraft and aircraft rotables, railcar, marine container, and marine vessel portfolios will be remarketed in 2005 as existing leases expire, exposing the Partnership to considerable re-pricing risk/opportunity.

(2) Equipment Liquidations

The General Partner may elect to sell certain underperforming equipment, equipment whose continued operation may become prohibitively expensive, or has a greater strategic value to others. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be used to fund operations, make principal and interest payments on outstanding debt and make cash distributions to the partners.

(3) Impact of Government Regulations on Future Operations

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

(K) Distribution Levels and Additional Capital Resources

Pursuant to the amended limited partnership agreement, the Partnership ceased entering into binding commitments to purchase additional equipment beginning on January 1, 2005 with any cash generated from operations or proceeds from equipment disposals after that date. The Partnership committed its cash flow, surplus cash and equipment disposition proceeds to purchase additional equipment, consistent with the objectives of the Partnership, generated until December 31, 2004. In 2004, the Partnership committed to purchase $6.1 million in equipment in 2005. The funds to purchase this equipment were in escrow accounts as of December 31, 2004 and are shown as restricted cash on the accompanying balance sheet. The General Partner intends to continue its strategy of selectively redeploying equipment to achieve competitive returns and selling equipment that is underperforming, whose operation becomes prohibitively expensive, or has a greater strategic value to others. During this time, the Partnership will use operating cash flow, and proceeds from the sale of equipment to meet its operating obligations, make principal and interest payments on outstanding debt and make cash distributions to the partners. In the long term, changing market conditions and used-equipment values preclude the General Partner from accurately determining the impact of future re-leasing activity and equipment sales on Partnership performance and liquidity.

The General Partner is currently in the process of reviewing its cash distribution policy to determine if there may be a cash distribution declared in 2005. Cash distributions when paid to the limited partners generally consist of both a return of and a return on capital. Cash distributions do not represent and are not indicative of yield on investment. Actual yield on investment cannot be determined with any certainty until conclusion of the Partnership and will be dependent upon the collection of all future contracted rent, the generation of renewal and/or re-lease rents and the residual value realized for each asset at its disposal.

The General Partner believes that sufficient cash flow will be available in the future for repayment of debt and to meet Partnership operating cash flow requirements.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the Partnership are listed in the Index to Financial Statements included in Item 13(a) of this Annual Report on Form 10-KSB.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(A)	Disagreements with Accountants on Accounting and Financial Disclosures

None.

(B)	Changes in Accountants

In November 2004 the General Partner announced that Ernst & Young LLP had declined to stand for reelection as the Partnership’s independent auditor. Ernst & Young LLP issued an unqualified opinion on the Partnership's 2003 financial statements. During 2003 and the subsequent interim periods preceding the announcement that Ernst & Young LLP would not stand as the Partnership’s independent auditor, there were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In December 2004, the General Partner announced that the Partnership had engaged Grant Thornton LLP as the Partnership’s independent auditor.

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

Notwithstanding the forgoing limitations, we believe that our internal controls and disclosure controls provide reasonable assurances that the objectives of our control system are met.

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

As of the date of this annual report, the directors and executive officers of PLM Financial Services, Inc. (and key executive officers of its subsidiaries) are as follows:

Name	Age	Position

Gary D. Engle	56	Director, PLM Financial Services, Inc., PLM Investment Management, Inc., and PLM Transportation Equipment Corp.

James A. Coyne	44	Director, Secretary and President, PLM Financial Services, Inc. and PLM Investment Management, Inc., Director and Secretary, PLM Transportation Equipment Corp.

Richard K Brock	42	Chief Financial Officer, PLM Financial Services, Inc., PLM Investment Management, Inc. and PLM Transportation Equipment Corp.

Gary D. Engle was appointed a Director of PLM Financial Services, Inc. in January 2002. He was appointed a director of PLM International, Inc. in February 2001. He is a director and President of MILPI Holdings, LLC (MILPI). Since November 1997, Mr. Engle has been Chairman and Chief Executive Officer of Semele Group Inc. (“Semele”). Mr. Engle is President and Chief Executive Officer of Equis Financial Group (“EFG”), which he joined in 1990 as Executive Vice President. Mr. Engle purchased a controlling interest in EFG in December 1994. He is also President of AFG Realty, Inc.

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

Richard K Brock was appointed Chief Financial Officer of PLM Financial Services, Inc. in August 2002. From June 2001 through August 2002, Mr. Brock was a consultant to various leasing companies including PLM Financial Services, Inc. From October 2000 through June 2001, Mr. Brock was a Director of PLM Financial Services, Inc. Mr. Brock was appointed Vice President and Chief Financial Officer of PLM International, Inc. and PLM Financial Services, Inc. in January 2000, having served as Acting Chief Financial Officer since June 1999 and as Vice President and Corporate Controller of PLM International, Inc. and PLM Financial Services, Inc. since June 1997. Prior to June 1997, Mr. Brock served as an Director of Planning and General Accounting beginning in February 1994.

The directors of PLM Financial Services, Inc. are elected for a one-year term or until their successors are elected and qualified. No family relationships exist between any director or executive officer of PLM Financial Services, Inc., PLM Transportation Equipment Corp., or PLM Investment Management, Inc.

CODE OF ETHICS

The Board of Directors of PLM Financial Services Inc, (“FSI”) the General Partner, has adopted a written Code of Ethics that is applicable to the Board, executive officers and employees of PLM Financial Services Inc. FSI’s Code of Ethics is designed to deter wrongdoing and to promote:

-	the integrity and values of FSI, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
-	compliance with applicable governmental laws, rules and regulations;
-	internal reporting of violations of the Code of Ethics to any member of FSI’s Board of Directors; and
-	accountability for adherence to the Code of Ethics.

ITEM 10. EXECUTIVE COMPENSATION

The Partnership has no directors, officers, or employees. The Partnership had no pension, profit sharing, retirement, or similar benefit plan in effect as of December 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(A)	Security Ownership of Certain Beneficial Owners

The General Partner is generally entitled to a 5% interest in the profits and losses (subject to certain allocations of income), and cash distributions. As of December 31, 2004, no investor was known by the General Partner to beneficially own more than 5% of the limited partnership units of the Partnership.

(B) Security Ownership of Management

Neither the General Partner and its affiliates nor any executive officer or director of the General Partner and its affiliates owned any limited partnership units of the Partnership as of December 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(A) Transactions with Management and Others

During 2004, the Partnership paid or accrued the following fees to FSI or its affiliates: acquisition fees, $0.3 million; lease negotiation fees, $0.1 million; management fees, $0.3 million; and administrative and data processing services performed on behalf of the Partnership, $0.5 million.

During 2004, the Partnership’s proportional share of ownership in equity investments paid or accrued the following fees to FSI or its affiliates (based on the Partnership’s proportional share of ownership): acquisition fees, $1.1 million; lease negotiation fees, $0.2 million; debt placements fees, $0.2 million, management fees, $0.3 million; and administrative and data processing services performed on behalf of these entities, $0.1 million.

The balance due to affiliates as of December 31, 2004 includes $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to a equity investment.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB.

(B)	Financial Statement Schedule

None.

(C) Reports on Form 8-K and 8-K/A

1.	Form 8-K dated October 1, 2004 announcing that Ernst & Young LLP would not stand for reelection as the Partnership's independent auditors for the year ended December 31, 2004.

2.	Form 8-K/A dated October 14, 2004 announcing that Ernst & Young LLP would not stand for reelection as the Partnership's independent auditors for the year ended December 31, 2004.

3.	Form 8-K dated December 22, 2004 announcing the engagement of Grant Thornton LLP as the Partnership's independent auditor for the year ended December 31, 2004.

Exhibits

4
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

10.4
Second Amendment to Credit Agreement, dated June 30, 2003, incorporated by reference to the Partnership’s Form 10-QSB dated June 30, 2003 filed with the Securities and Exchange Commission on August 14, 2003.

10.5
Third Amendment to Credit Agreement, dated September 30, 2003, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2003 filed with the Securities and Exchange Commission on November 13, 2003.

10.6
Amended and restated Warehouse Credit Agreement, dated March 17, 2004, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2003 filed with the Securities and Exchange Commission on March 29, 2004.

10.7
Loan agreement between PLM Rail Partners, LLC and HSH Nordbank AG, New York, dated June 30, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004.

10.8
Asset Transfer Agreement between PLM Equipment Growth Fund VI and PLM Rail Partners, LLC, dated July 1, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004.

10.9
Limited Liability Company Agreement of PLM Railcars Partners dated June 29, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated June 30, 2004 filed with the Securities and Exchange Commission on August 13, 2004.

10.10
First Amendment to Amended and Restated Warehouse Credit Agreement dated September 3, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 12, 2004.

10.11
Second Amendment to Amended and Restated Warehouse Credit Agreement dated October 20, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 12, 2004.

10.12
PLM CAL I LLC operating agreement dated June 4, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 12, 2004.

10.13
PLM CAL II LLC operating agreement dated June 4, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 12, 2004.

10.14
PLM CAL I LLC equipment purchase agreement dated August 26, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 12, 2004.

10.15
PLM CAL II LLC equipment purchase agreement dated August 26, 2004, incorporated by reference to the Partnership’s Form 10-QSB dated September 30, 2004 filed with the Securities and Exchange Commission on November 12, 2004.

10.16	Trust Indenture and Mortgage 645 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.

10.17	Trust Indenture and Mortgage 646 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.

10.18	Trust Indenture and Mortgage 647 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.

10.19	Trust Indenture and Mortgage 648 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.

10.20	Trust Indenture and Mortgage 645 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.

10.21	Trust Indenture and Mortgage 646 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.

10.22	Trust Indenture and Mortgage 647 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.

10.23	Trust Indenture and Mortgage 648 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.

10.24	Letter of intent to purchase 69 tank railcars with PLM International, Inc. dated December 23, 2004.

10.25	Letter of intent to purchase manufacturing equipment with PLM International, Inc. dated December 23, 2004.

10.26	Third Amendment to Amended and Restated Warehouse Credit Agreement dated December 28, 2004.

10.27	Fourth Amendment to Amended and Restated Warehouse Credit Agreement dated March 24, 2005.

14	PLM Financial Services Inc. Code of Ethics, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2003 filed with the Securities and Exchange Commission on March 29, 2004.

31.1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

31.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

32.1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

32.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below list principal accountant fees and services (in thousands of dollars):

Audit	Audit	Tax	All Other
Fees	Related Fees	Fees	Fees

Year Ended December 31, 2004	$70	$--	$--	$--

Year Ended December 31, 2003	$47	$--	$--	$--

It is the policy of the Board of Managers that its Board of Director's pre-approves all of the services described above in this Item 14.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Partnership has no directors or officers.  The General Partner has signed on behalf of the Partnership by duly authorized officers.

Dated: March 29, 2005                 PLM EQUIPMENT GROWTH FUND VI PARTNERSHIP

By: PLM Financial Services, Inc.
General Partner

By: /s/ James A. Coyne
James A. Coyne
President

By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as an officer of the General Partner of PLM Equipment Growth Fund VI (the Partnership), that the Annual Report of the Partnership on Form 10-KSB for the year ended December 31, 2004, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.

Name                 Capacity              Date

/s/ Gary D. Engle
Gary D. Engle        Director, FSI             March 29, 2005

/s/ James A. Coyne
James A. Coyne       Director, FSI         March 29, 2005

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Reports of independent registered public accounting firms	30-31

Balance sheets as of December 31, 2004 and 2003	32

Statements of operations for the years ended
December 31, 2004 and 2003	33

Statements of changes in partners’ capital for the
years ended December 31, 2004 and 2003	34

Statements of cash flows for the years ended
December 31, 2004 and 2003	35

Notes to financial statements	36-51

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Partners
PLM Equipment Growth Fund VI:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund VI, a limited partnership (the Partnership), as of December 31, 2004, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of PLM Equipment Growth Fund VI at December 31, 2004 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

New York, New York
March 24, 2005

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTANTS

The Partners
PLM Equipment Growth Fund VI:

We have audited the accompanying balance sheet of PLM Equipment Growth Fund VI, a limited partnership, as of December 31, 2003, and the related statements of operations, changes in partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of PLM Equipment Growth Fund VI at December 31, 2003 and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tampa, Florida
March 26, 2004

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
BALANCE SHEETS
December 31,
(in thousands of dollars, except unit amounts)

	2004	2003
Assets

Equipment held for operating leases, at cost	$38,113	$65,675
Less accumulated depreciation	(29,809)	(48,220)
Net equipment	8,304	17,455

Cash and cash equivalents	4,656	13,294
Restricted cash	6,138	410
Accounts receivable, less allowance for doubtful accounts of
$454 in 2004 and $444 in 2003	1,054	1,060
Equity investments in affiliated entities	17,376	9,241
Other assets, net of accumulated amortization of
$348 in 2004 and $508 in 2003	668	543

Total assets	$38,196	$42,003

Liabilities and partners’ capital

Liabilities
Accounts payable and accrued expenses	$354	$495
Due to affiliates	1,307	1,552
Notes payable	10,000	14,000
Total liabilities	11,661	16,047

Commitments and contingencies

Partners' capital
Limited partners (7,730,965 limited partnership units outstanding)	26,535	25,956
General Partner	--	--
Total partners' capital	26,535	25,956

Total liabilities and partners' capital	$38,196	$42,003

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
STATEMENTS OF OPERATIONS
For the Years Ended December 31,
(In thousands of dollars, except weighted-average partnership unit amounts)

	2004	2003
Revenues

Lease revenue	$6,205	$8,558
Interest and other income	185	148
Gain on disposition of equipment	857	141
Loss on disposition of equipment	--	(18)
Total revenues	7,247	8,829

Expenses

Depreciation and amortization	2,667	4,625
Repairs and maintenance	502	1,177
Insurance expenses	232	268
Management fees to affiliate	281	374
Interest expense	616	611
General and administrative expenses to affiliates	535	300
Other general and administrative expenses	1,212	1,183
Impairment loss on equipment	--	278
(Recovery of) provision for bad debts	(15)	31
Total expenses	6,030	8,847

Equity in net loss of equity investments	(638)	(602)
Net income (loss)	$579	$(620)

Partners' share of net income (loss)

Limited partners	$579	$(620)
General Partner	--	--

Total	$579	$(620)

Limited partner’s net income (loss) per
weighted-average limited partnership unit	$0.07	$(0.08)

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Years Ended December 31, 2004 and 2003
(in thousands of dollars)

	Limited Partners	General Partner	Total

Partners' capital as of December 31, 2002	$26,576	$--	$26,576

Net loss	(620)	--	(620)
Partners' capital as of December 31, 2003	25,956	--	25,956

Net income	579	--	579
Partners' capital as of December 31, 2004	$26,535	$--	$26,535

See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

	2004	2003
Operating activities
Net income (loss)	$579	$(620)
Adjustments to reconcile net income (loss)
to net cash provided by (used in) operating activities:
Depreciation and amortization	2,667	4,625
Amortization of debt placement fees	110	125
(Recovery of) provision for bad debts	(15)	31
Impairment loss on equipment	--	278
Net gain on disposition of equipment	(857)	(123)
Equity in net loss from equity investments	638	602
Distribution from equity investments	1,747	2,782
Changes in operating assets and liabilities:
Accounts receivable	21	(147)
Other assets	172	32
Accounts payable and accrued expenses	(141)	28
Due to affiliates	(245)	161
Net cash provided by operating activities	4,676	7,774

Investing activities
Payments for purchase of equipment and capitalized repairs	(5,969)	(4,099)
Increase in restricted cash	(5,728)	--
Investment in equity investments	(23,585)	--
Non-operating distributions from equity investments	24,513	--
Payments of acquisition fees to affiliate	(269)	(184)
Payments of lease negotiation fees to affiliate	(60)	(41)
Payments on finance lease receivable	172	--
Proceeds from disposition of equipment	1,637	368
Net cash used in investing activities	(9,289)	(3,956)

Financing activities
Payments of notes payable	(4,000)	(3,750)
Proceeds from notes payable	--	5,000
Payment of debt placement fees	(25)	(60)
Net cash (used in) provided by financing activities	(4,025)	1,190

Net (decrease) increase in cash and cash equivalents	(8,638)	5,008
Cash and cash equivalents at beginning of year	13,294	8,286
Cash and cash equivalents at end of year	$4,656	$13,294

Supplemental information
Interest paid	$514	$629
Non-cash transfer of equipment at net book value from
the Partnership to an equity investment	$11,416	$--
Non-cash transfer of lease negotiation fees at net book
value from the Partnership to an equity investment	$32	$--
Non-cash transfer of equipment at net book value from
equipment held for operating leases to other assets	$554	$--

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

The Partnership may not reinvest cash flow generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2011, unless terminated earlier upon the sale of all of the equipment or by certain other events. Although the Partnership is scheduled to terminate on December 31, 2011, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by the end of 2006.

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

Accounting for Leases

The Partnership's leasing operations generally consist of operating leases. Under the operating lease method of accounting, the lessor records the leased asset at cost and depreciates the leased asset over its estimated useful life. Rental payments are recorded as revenue on a straight-line basis over the lease term as earned. Lease origination costs are capitalized and amortized over the term of the lease. Periodically, the Partnership or equity investments in which the Partnership has an interest leases equipment with lease terms that qualify for direct finance lease classification, as required by Statement of Financial Accounting Standards No. 13, “Accounting for Leases” (SFAS 13).

Revenue Recognition

Revenues are generally earned by placing equipment under operating leases. A portion of the Partnership's marine containers are leased to operators of utilization-type leasing pools, which include equipment owned by unaffiliated parties. In such instances, revenues received by the Partnership consist of a specified percentage of revenues generated by leasing the pooled equipment to sublessees, after deducting certain direct operating expenses of the pooled equipment. The remaining Partnership leases for marine containers are based on a fixed rate. Rents for all other equipment are based on fixed rates.

Depreciation and Amortization

Depreciation of transportation equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 15 years for railcars, 12 years for all other transportation equipment and 7 years for non-transportation equipment. The depreciation method changes to straight line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees paid to the General Partner (see Note 2 to the financial statements) and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Lease negotiation fees are amortized over the initial equipment lease term. Debt placement fees are amortized over the term of the loan using either the effective interest or the straight-line method if that method approximates the effective interest method and are included in interest expense in the accompanying statements of operations (see Note 10 to the financial statements).

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Equipment

Equipment held for operating leases is recorded at cost and depreciated over its useful life.

The Partnership evaluates long-lived assets for impairment whenever events or circumstances such as when cash-flows decrease, there are unexpected maintenance issues or when economic conditions in which the equipment operate deteriorates indicate that the carrying values of such assets may not be recoverable. Losses for impairment are recognized when the undiscounted cash flows estimated to be realized from a long-lived asset are determined to be less than the carrying value of the asset and the carrying amount of long-lived assets exceed their fair value. The determination of fair value for a given investment requires several considerations, including but not limited to, income expected to be earned from the asset, estimated sales proceeds, and holding costs excluding interest.

The estimate of the fair value for the Partnership’s owned and partially owned equipment is based on the opinion of the Partnership’s equipment managers using data, reasoning and analysis of prevailing market conditions of similar equipment, data from recent purchases, independent third party valuations and discounted cash flows.

Equity Investments in Affiliated Entities

The Partnership has equity interests in entities that own transportation equipment and other types of equipment. These entities are accounted for using the equity method.

Repairs and Maintenance

Repairs and maintenance costs related to marine vessels, railcars, and trailers are usually the obligation of the Partnership and are charged against operations as incurred. Costs associated with marine vessel dry-docking are estimated and accrued ratably over the period prior to such dry-docking. If a marine vessel is sold and there is a balance in the dry-docking reserve account for that marine vessel, the balance in the reserve account is included as additional gain on disposition. Maintenance costs of aircraft, marine containers and machinery and other equipment are the obligation of the lessee. To meet the maintenance requirements of aircraft airframes and engines, reserve accounts are prefunded by certain lessees over the period of the lease based on the number of hours this equipment is used, times the estimated rate to repair this equipment. If repairs exceed the amount prefunded by the lessee or the lessee defaults on the lease, the Partnership may have the obligation to fund and accrue the difference. If an aircraft is sold and there is a balance in the reserve account for repairs to that aircraft, the balance in the reserve account is reclassified as additional gain on disposition. Marine vessel dry-docking reserve accounts and aircraft reserves are included in equity investments in affiliated entities.

Net Income (Loss) and Distributions

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

Net Income (Loss) and Distributions (continued)

Cash distributions are recorded when declared. Cash distributions are generally paid in the same quarter they are declared.

No cash distributions were declared or paid during 2004 or 2003.

Net Income (Loss) Per Weighted-Average Limited Partnership Unit

Net income (loss) per weighted-average limited partnership unit was computed by dividing net income or loss attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2004 and 2003 was 7,730,965.

Cash and Cash Equivalents

The Partnership considers highly liquid investments that are readily convertible to known amounts of cash with original maturities of three months or less as cash equivalents. The carrying amount of cash equivalents approximates fair value due to the short-term nature of the investments.

Restricted Cash

As of December 31, 2004, restricted cash consists of escrowed funds which will be used to purchase equipment in 2005 for which the General Partner entered into legally binding commitments to purchase in 2004. The cash to fund these purchases are in an escrow account with an unaffiliated third party as escrow agent. As of December 31, 2003, restricted cash consists of bank accounts or short-term investments that are subject to withdrawal restrictions per loan agreements.

Accounts Receivable

The Partnership generally invoices its lessees monthly for the lease of its equipment. Payment is generally due on the first day of each month in advance. The Partnership reserves as bad debts any unpaid account receivable that is past due over 90 days. The Partnership will also reserve any unpaid receivable as a bad debt when circumstances indicate that it will not be paid, such as when the lessee goes into bankruptcy. Unpaid receivables are written-off only when all collection efforts have been exhausted.

Fair Value of Financial Instruments

The Partnership's financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The fair value of cash, accounts receivable and accounts payable approximate book value due to their short-term nature. The fair value of the Partnership's notes payable approximates its book value as the interest rate on the notes are adjusted on a regular basis.

Comprehensive Income (Loss)

The Partnership’s comprehensive income (loss) is equal to net income or loss for the years ended December 31, 2004 and 2003.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation (continued)

New Accounting Standards

On December 24, 2003, Financial Accounting Standards Board (FASB) issued Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (FIN 46(R)). FIN 46(R) is effective for the Partnership beginning on January 1, 2004 and it requires the Partnership to evaluate all existing equity investments to identify situations where the Partnership has a “variable interest,” commonly evidenced by a guarantee arrangement or other commitment to provide financial support, in a “variable interest entity,” commonly a thinly capitalized entity, and further determine when such variable interest requires the Partnership to consolidate the variable interest entities’ financial statements with its own.  The General Partner has determined that none of its equity investments qualify as variable interest entities. Adoption of FIN 46(R) did not have a material effect on financial position or results of operations.

In March 2004, FASB's Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1).”  EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Partnership has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1.  The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The General Partner does not anticipate that issuance of a final consensus will materially impact the Partnership’s financial condition or results of operations.

In December 2004, FASB issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  The General Partner does not believe that the adoption of Statement 153 will have a significant effect on its financial statements.

Reclassifications

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentations. These reclassifications did not have any effect on total assets, total liabilities, partners’ capital, or net income (loss).

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2. Transactions with General Partner and Affiliates (continued)

As part of the settlement of litigation filed against the General Partner and its affiliates in a prior year, Partnership management fees will be reduced 25% for the period January 1, 2003 through June 30, 2005.

The General Partner is entitled to receive a subordinated incentive fee as defined in the limited partnership agreement after the limited partners receive a minimum return on, and a return of, their invested capital. The General Partner does not anticipate that the conditions to earn this fee will be met.

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

The Partnership had equity investments in affiliated entities that own equipment and other assets during 2004 and 2003 (see Note 5 to the financial statements).

The balance due to affiliates as of December 31, 2004 includes $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to affiliates in which the Partnership has an equity investment. The balance due to affiliates as of December 31, 2003 includes $0.1 million due to FSI and its affiliates for management fees and $1.4 million due to affiliates in which the Partnership has an equity investment.

During 2004, the Partnership purchased $6.0 million in railcars from FSI or its affiliates. The Partnership's cost for the railcars was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. During 2004, the Partnership, and three affiliated entities, formed two investment entities which each purchased two commercial aircraft. The Partnership's net investment in these entities was $4.7 million. The Partnership, two affiliated programs and a non-affiliated entity formed a tenancy-in-common which purchased certain machinery and other equipment used in hospitals. The Partnership's net investment in this entity was $4.1 million. In addition, the Partnership transferred 774 owned railcars with a net book value of $11.4 million into another newly formed entity. This investment is owned with two affiliated partnerships that also transferred owned railcars into this entity (see Note 5 to the financial statements).

During the year ended December 31, 2004 and 2003, FSI or its affiliates were paid or accrued acquisition, lease negotiation, debt placement, and management fees and reimbursed FSI or its affiliates for data processing and administrative expenses. The components of these fees and expenses paid or accrued to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2004	2003	2004	2003
Acquisition fees	$269	$184	$1,091	$--
Lease negotiation fees	60	41	242	--
Debt placement fees	--	--	178	--
Management fees	281	374	292	205
Data processing and administrative
expenses	535	300	116	14

3. Restricted Cash

In December 2004, the General Partner entered into an escrow agreement on behalf of the Partnership. The General Partner placed $6.1 million with the escrow agent, an unaffiliated third party, during 2004. These funds will be used to pay for equipment in 2005 for which the General Partner had entered into a legally binding commitment to purchase in 2004 (see Notes 4 and 13 to the financial statements).

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

4. Equipment

The components of owned equipment as of December 31 are as follows (in thousands of dollars):

Equipment Held for Operating Leases	2004	2003
Marine containers	$22,332	$23,381
Aircraft and rotables	15,207	15,987
Rail equipment	574	21,095
Trailers	--	5,212
	38,113	65,675
Less accumulated depreciation	(29,809)	(48,220)
Net equipment	$8,304	$17,455

Equipment held for operating leases is stated at cost less depreciation and any reductions to the carrying value. During 2003, the Partnership recorded an impairment to owned aircraft rotables and to owned railcars. The Partnership marketed the aircraft rotables for re-lease or sale and this indicated to the General Partner that an impairment may exist. The General Partner determined the fair value of the aircraft rotables based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft rotables, estimated sales proceeds and holding costs excluding interest. As a result of this, the Partnership recorded an impairment of $0.2 million to owned aircraft rotables. Additionally, during 2003, the Partnership recorded an impairment of $0.1 million to 19 owned railcars with cracks in the seal weld. The General Partner determined that these railcars should be scrapped and this indicated to the General Partner that an impairment may exist. The fair value of the railcars with this defect was determined by using industry expertise.

In 2004, the Partnership amended its lease for the trailer portfolio with an equipment original cost of $5.2 million and a net book value of $0.6 million which resulted in a change in classification of the lease from an operating lease to a direct financing lease. As of December 31, 2004, the Partnership no longer records this equipment as equipment held for operating lease, but rather as a finance lease receivable which is included in other assets, net, on the accompanying balance sheet (see Note 9 to the financial statements).

No reductions were required to the carrying value of the owned equipment during the year ended December 31, 2004.

As of December 31, 2004, all owned equipment in the Partnership's portfolio was on lease except for the aircraft rotables and nine railcars with an aggregate net book value of $0.3 million. As of December 31, 2003, all owned equipment in the Partnership's portfolio was on lease except for the aircraft rotables and 218 railcars with an aggregate net book value of $1.3 million.

During 2004 and 2003, the Partnership purchased railcars for $6.2 million and $4.3 million, respectively, including acquisition fees paid to FSI or it's affiliates of $0.3 million and $0.2 million, respectively. In addition, the General Partner, on behalf of the Partnership, entered into legally binding commitments in 2004 to purchase railcars totaling $6.1 million. The funds to purchase this equipment have been placed with an unaffiliated escrow agent. The equipment is expected to be delivered and paid for in 2005.

During 2004, the Partnership disposed of aircraft rotables, marine containers and railcars, with an aggregate net book value of $0.8 million for proceeds of $1.6 million. During 2003, the Partnership disposed of aircraft rotables, marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.4 million.

On July 1, 2004, the Partnership transferred 774 owned railcars with an original cost of $22.8 million and a net book value of $11.4 million from its owned equipment portfolio into PLM Railcar Partners, LLC, an equity investment owned with two affiliated entities (see Note 5 to the financial statements).

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

4. Equipment (continued)

The lessee for approximately 1,190 of the Partnership's marine containers has the option to purchase these marine containers in the first quarter of 2006. The purchase option for these marine containers is in excess of the net book value. Should the lessee exercise this option, lease revenues will be negatively impacted.

Future minimum rentals under noncancelable operating leases as of December 31, 2004, for owned equipment held for operating leases during each of the next five years are approximately $1.7 million in 2005; $1.5 million in 2006; $1.2 million in 2007; $0.6 million in 2008, $-0- in 2009 and thereafter. Per diem and short-term rentals consisting of utilization rate lease payments included in owned equipment lease revenues amounted to $2.6 million in 2004 and $2.8 million in 2003.

5. Equity Investments in Affiliated Entities

The Partnership owns assets jointly with affiliated programs and non-affiliated entities.

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

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity as of December 31, 2004 and 2003 (in thousands of dollars):

		Aero	Boeing	PLM
	Lion	California	737-300	Worldwide
As of December 31, 2004	Partnership1	Trust2	Trust3	Leasing4

Assets
Equipment less accumulated depreciation	$5,015	$--	$7,643	$--
Cash and cash equivalents	--	34	--	140
Accounts and note receivables	1,318	--	--	2,228
Finance lease receivable	--	191	--	--
Due from affiliate	--	--	1,966	4
Other assets	544	2	6	--
Total assets	$6,877	$227	$9,615	$2,372
Liabilities
Accounts payable	$133	$34	$65	$2,205
Due to affiliates	111	2	5	--
Lessee deposits and reserve for repairs	260	--	1,966	--
Total liabilities	504	36	2,036	2,205

Equity	6,373	191	7,579	167
Total liabilities and equity	$6,877	$227	$9,615	$2,372

Partnership’s share of equity	$3,346	$76	$4,791	$42

1	The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
2  The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3	The Partnership owns a 62% interest in the Boeing 737-300 Trust that owns a stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investments in Affiliated Entities (continued)

	PLM Rail	PLM CAL I	PLM CAL II
As of December 31, 2004 (continued)	Partners LLC5	LLC6	LLC7	CFHS 8	Total

Assets
Equipment less accumulated depreciation	$23,714	$29,482	$29,442	$18,900
Cash and cash equivalents	464	1,897	1,897	125
Restricted cash	2,000	--	--	--
Accounts receivable	990	--	--	260
Other assets	824	543	542	167
Total assets	$27,992	$31,922	$31,881	$19,452
Liabilities
Accounts payable	695	480	480	2
Due to affiliates	--	6	6	9
Notes payable	23,922	25,744	25,716	--
Lessee deposits and reserve for repairs	19	199	203	--
Total liabilities	24,636	26,429	26,405	11

Equity	3,356	5,493	5,476	19,441
Total liabilities and equity	$27,992	$31,922	$31,881	$19,452

Partnership’s share of equity	$1,490	$1,850	$1,844	$3,937	$17,376

		Aero	Boeing
	Lion	California	737-300
As of December 31, 2003	Partnership1	Trust2	Trust3	Total

Assets
Equipment less accumulated depreciation	$6,130	$-	$9,177
Accounts receivable	359	--	--
Due from affiliate	--	420	2,034
Finance lease receivable	--	1,353	--
Other assets	9	6	7
Total assets	$6,498	$1,779	$11,218
Liabilities
Accounts payable	$219	$-	$37
Due to affiliates	68	2	7
Lessee deposits and reserve for repairs	584	420	2,034
Total liabilities	871	422	2,078

Equity	5,627	1,357	9,140
Total liabilities and equity	$6,498	$1,779	$11,218

Partnership’s share of equity	$2,941	$543	$5,757	$9,241

1	The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
2  The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3	The Partnership owns a 62% interest in the Boeing 737-300 Trust that owns a stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.
5	The Partnership owns a 43% interest in PLM Rail Partners, LLC that owns various types of railcars.
6	The Partnership owns a 34% interest in PLM CAL I LLC that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 34% interest in PLM CAL II LLC that owns two Boeing 737-500 stage III commercial aircraft.
8	The Partnership owns a 20% interest in CFHS that owns various types of machinery and other equipment.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the lease revenues and other income, gain on disposition of equipment, depreciation and amortization expense, interest expense, direct and indirect expenses, impairment loss on equipment, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the years ended December 31, 2004 and 2003 (in thousands of dollars):

		Aero	Boeing	PLM
For the year ended	Lion	California	737-300	Worldwide
December 31, 2004	Partnership1	Trust2	Trust3	Leasing4

Lease revenues and other income	$7,218	$495	$1,560
Less: Depreciation and amortization expense	1,115	49	1,533
Direct expenses	4,434	26	23
Indirect expenses	415	25	127
Net income (loss)	$1,254	$395	$(123)

Partnership’s share of net income (loss)	$672	$158	$(64)	$42

For the year ended	PLM Rail	PLM CAL I	PLM CAL II
December 31, 2004 (continued)	Partners LLC5	LLC6	LLC7	CFHS 8	Total

Lease revenues and other income	$3,980	$1,372	$1,354	$260
Gain on disposition of equipment	550	--	--	--
Less: Depreciation and amortization expense	2,261	2,210	2,206	979
Interest expense	1,224	683	682	--
Direct expenses	845	--	--	--
Indirect expenses	718	65	65	21
Net loss	$(518)	$(1,586)	$(1,599)	$(740)

Partnership’s share of net loss	$(228)	$(532)	$(537)	$(149)	$(638)

		Aero	Boeing
For the year ended	Lion	California	737-300
December 31, 2003	Partnership1	Trust2	Trust3	Total

Revenues	$7,817	$343	$1,860
Less: Depreciation and amortization expense	1,226	83	1,857
Direct expenses	5,504	17	13
Indirect expenses	391	33	146
Impairment loss on equipment	--	375	1,321
Net (loss) income	$696	$(165)	$(1,477)

Partnership’s share of net (loss) income	$366	$(66)	$(902)	$(602)

1	The Partnership owns a 53% interest in the Lion Partnership that owns a product tanker.
2  The Partnership owns a 40% interest in the Aero California Trust that owns two stage III commercial aircraft on a direct finance lease.
3	The Partnership owns a 62% interest in the Boeing 737-300 Trust that owns a stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp.
5	The Partnership owns a 43% interest in PLM Rail Partners, LLC that owns various types of railcars.
6	The Partnership owns a 34% interest in PLM CAL I LLC that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 34% interest in PLM CAL II LLC that owns two Boeing 737-500 stage III commercial aircraft.
8	The Partnership owns a 20% interest in CFHS that owns various types of machinery and other equipment.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

5. Equity Investments in Affiliated Entities (continued)

As of December 31, 2004, all jointly owned assets in the Partnership’s equity investment portfolio was on lease except for 101 railcars with a net book value of $0.6 million. As of December 31, 2003, all jointly owned assets in the Partnership’s equity investment portfolio was on lease.

On July 1, 2004, the Partnership transferred 774 owned railcars with a net book value of $11.4 million into a newly formed equity investment, PLM Rail Partners, LLC (Rail Partners) which is jointly owned with two affiliated partnerships. The Partnership owns a 43.3% interest in Rail Partners. Rail Partners borrowed $25.3 million in notes that have been swapped to fix the rate at 5.63% and 7.25%. The loan is non-recourse to the Partnership and its affiliated partnerships and is collateralized by the railcars and future lease payments. During July 2004, Rail Partners distributed $9.9 million to the Partnership from the proceeds of this loan.

At the end of each quarter, cash remaining in Rail Partners after payment of all operating expenses, required debt payment, all fees and expenses, will be distributed at the rate of 25% as a prepayment of tranche A loan and 75% to the owners of Rail Partners based on their proportional share of ownership.

During 2004, the Partnership, with three affiliated entities, formed two new entities, PLM CAL I LLC (CAL I) and PLM CAL II LLC (CAL II). The Partnership contributed a total of $19.4 million to these entities and owns a 34% interest in CAL I and CAL II which each own two Boeing 737-500 stage III commercial aircraft. CAL I and CAL II each assumed two loans totaling $25.7 million that bear an interest rate of 7.46% and 7.42%, respectively. The loans are non-recourse to the Partnership and are collateralized by the aircraft and future lease payments. CAL I and CAL II distributed a total of $14.6 million as a non-operating cash distribution to the Partnership during the third quarter of 2004.

The Partnership's proportional share of acquisition, lease negotiation and debt placement fees paid by CAL I and CAL II to an affiliate of the General Partner totaled $1.3 million.

Additionally during 2004, the Partnership, two affiliated programs and a non-affiliated entity formed a tenancy-in-common (CFHS) that purchased and subsequently leased machinery and other equipment used in three hospitals. The Partnership contributed $4.1 million to this entity and owns a 20% interest in this entity. The Partnership's proportional share of acquisition and lease negotiation fees paid by this entity to an affiliate of the General Partner totaled $0.2 million.

During 2004, Rail Partners disposed of 105 railcars in which the Partnership has a 43% interest. The Partnership’s interest in these railcars was sold for proceeds of $0.4 million for its net investment of $0.2 million. These proceeds will be used to pay down outstanding debt in 2005.

During 2003 an impairment of $1.3 million was recorded to a Boeing 737-300 commercial aircraft in an equity investment. Declining fair values of aircraft similar to the one owned by the equity investment, indicated that an impairment to this aircraft may exist. The affiliated entity determined the fair value of the aircraft based on the valuation given by its independent third party aircraft equipment manager that considered, among other factors, expected income to be earned from the asset, condition of the aircraft, estimated sales proceeds and holding costs excluding interest. Additionally, an affiliated entity recorded an impairment of $0.4 million to two Stage III commercial aircraft on a direct finance lease in an equity investment. A reduction in the lease payments resulting from an amendment to the existing lease indicated that an impairment existed. The amount of the impairment was determined based on the present value of the future payments under the amended lease. No impairments to partially owned equipment were required in 2004.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS
5. Equity Investments in Affiliated Entities (continued)

All jointly owned equipment on lease is accounted for as operating leases, except for two jointly owned commercial aircraft on a direct finance lease. The Partnership’s proportionate share of future minimum rentals under noncancelable leases as of December 31, 2004, for jointly owned equipment during each of the next five years are $3.0 million in 2005, $2.7 million in 2006, $2.7 million in 2007, $2.7 million in 2008, $2.7 million in 2009, and $15.7 million thereafter. The Partnership’s proportionate share of per diem and short-term rentals consisting of utilization rate lease payments included in jointly owned lease revenues amounted to $3.8 million in 2004 and $4.1 million in 2003.

6. Operating Segments

The Partnership operates in six operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, railcar leasing and machinery and other equipment. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Partnership’s operating segments are the same as described in Note 1, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2004 and 2003.

The following tables present a summary of the operating segments (in thousands of dollars):
	Marine				Machinery	Marine
For the year ended	Vessel	Aircraft	Railcar	Trailer	And Other	Container
December 31, 2004	Leasing	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$-	$1,247	$1,868	$53	$-	$3,037	$-	$6,205
Interest income and other income	-	-	39	42	-	-	104	185
Gain on disposition of equipment	-	-	561	5	-	291	-	857
Total revenues	-	1,247	2,468	100	-	3,328	104	7,247

Expenses
Depreciation and amortization	-	-	1,048	-	-	1,613	6	2,667
Operations support	-	-	526	27	-	54	127	734
Management fees to affiliate	-	27	108	32	-	114	-	281
Interest expense	-	-	-	-	-	-	616	616
General and administrative expenses	2	87	694	31	-	-	933	1,747
Recovery of bad debts	-	-	(15)	-	-	-	-	(15)
Total expenses	2	114	2,361	90	-	1,781	1,682	6,030
Equity in net income (loss) of equity
investments	672	(933)	(228)	-	(149)	-	-	(638)
Net income (loss)	670	200	(121)	10	(149)	1,547	(1,578)	579
Equipment purchases and
capitalized repairs	$-	$-	$5,969	$-	$-	$-	$-	$5,969
Acquisition fees to affiliate	$-	$-	$269	$-	$-	$-	$-	$269
Total assets as of December 31, 2004	$3,346	$8,950	$6,836	$434	$3,937	$8,787	$5,906	$38,196
Investments in equity investments	$-	$19,358	$141	$-	$-	$-	$4,086	$23,585
Non-cash transfer of assets into an
equity investment	$-	$-	$11,448	$-	$-	$-	$-	$11,448

1  Includes certain assets not identifiable to a specific segment such as cash, restricted cash and certain other assets. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative, and operations support expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

6. Operating Segments (continued)

	Marine				Marine
For the year ended	Vessel	Aircraft	Railcar	Trailer	Container
December 31, 2003	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$-	$1,474	$3,358	$788	$2,938	$-	$8,558
Interest income and other income	--	5	22	--	--	121	148
Gain (loss) on disposition of equipment	--	--	(18)	--	141	--	123
Total revenues	--	1,479	3,362	788	3,079	121	8,829

Expenses
Depreciation and amortization	--	36	2,289	291	2,000	9	4,625
Operations support	--	(1)	988	311	48	99	1,445
Management fees to affiliate	--	41	191	32	110	--	374
Interest expense	--	--	--	--	--	611	611
General and administrative expenses	--	123	467	151	1	741	1,483
Impairment loss on equipment	--	217	61	--	--	--	278
Provision for bad debts	--	--	31	--	--	--	31
Total expenses	--	416	4,027	785	2,159	1,460	8,847
Equity in net income (loss) of equity
investments	366	(968)	--	--	--	--	(602)
Net income (loss)	$366	$95	$(665)	$3	$920	$(1,339)	$(620)
Equipment purchases and
capitalized repairs	$-	$-	$4,099	$-	$-	$-	$4,099
Acquisition fees to affiliate	$-	$-	$184	$-	$-	$-	$184
Total assets as of December 31, 2003	$2,942	$6,756	$6,843	$787	$10,428	$14,247	$42,003

7. Geographic Information

The Partnership owns certain equipment that is leased and operated internationally. A limited number of the Partnership's transactions are denominated in a foreign currency. Gains or losses resulting from foreign currency transactions are included in the results of operations and are not material.

The Partnership leases or leased its aircraft, railcars, trailers and machinery and other equipment to lessees domiciled in five geographic regions: United States, South America, Canada, Latin America, and Europe. Marine vessels and marine containers are leased to multiple lessees in different regions that operate worldwide.

The table below sets forth operating lease revenues by geographic region for the Partnership's owned equipment grouped by domicile of the lessee as of and for the years ended December 31 (in thousands of dollars):

	Owned Equipment
Region	2004	2003
United States	$2,528	$4,655
Canada	640	716
Europe	-	249
Rest of the world	3,037	2,938
Lease revenues	$6,205	$8,558

1  Includes certain assets not identifiable to a specific segment such as cash, restricted cash and certain other assets. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization, general and administrative, and operations support expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

7.	Geographic Information (continued)

The following table sets forth net income (loss) information by region for the owned equipment and equity investments in affiliated entities for the years ended December 31 (in thousands of dollars):

Owned Equipment Equity Investments

Region	2004	2003	2004	2003
United States	$886	$714	$(1,301)	$--
South America	--	--	(64)	(902)
Canada	364	(292)	(103)	--
Latin America	--	--	158	(66)
Europe	--	(21)	--	--
Rest of the world	1,546	920	672	366
Regional income (loss)	2,796	1,321	(638)	(602)
Administrative and other	(1,579)	(1,339)	--	--
Net income (loss)	$1,217	$(18)	$(638)	$(602)

The net book value of owned equipment under operating lease and equity investments in affiliated entities as of December 31 are as follows (in thousands of dollars):

Owned Equipment	Equity Investments

Region	2004	2003	2004	2003
United States	$429	$5,808	$8,493	$--
South America	--	--	4,791	5,757
Canada	--	1,460	670	--
Latin America	--	--	76	543
Europe	--	456	--	--
Rest of the world	7,875	9,731	3,346	2,941
Net book value	$8,304	$17,455	$17,376	$9,241

8. Accounts Receivable

Accounts receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts receivable as of December 31 were as follows (in thousands of dollars):

	2004	2003
Trade accounts receivable	$1,508	$1,504
Allowance for doubtful accounts	(454)	(444)
	$1,054	$1,060

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

9. Other Assets

The components of the other assets, net, as of December 31 are as follows (in thousands of dollars):

	2004	2003
Finance lease receivable	$382	$--
Debt placement fees, net	125	210
Lease negotiation fees to affiliate, net	92	92
Prepaid expenses	64	236
Other assets	5	5
	$668	$543

Future minimum rentals receivable under the direct finance lease at December 31, 2004, for the next two years are approximately $0.2 million - 2005, $0.2 million - 2006, and $-0- thereafter.

10. Debt

During January 2003, the Partnership entered into a $30.0 million term loan facility. The Partnership borrowed $15.0 million under this facility in 2002 and an additional $5.0 million in 2003. The drawdown period for this facility expired on December 31, 2003 and as such, the Partnership will not borrow the additional $10.0 million under this loan. The remaining balance due on the notes of $10.0 million is scheduled to be repaid $4.0 million in 2005 and 2006 and $1.0 million in 2007 and 2008. Certain of the Partnerships wholly and partially owned equipment is used as collateral for this loan.

The term loans bear an interest rate at the Borrower's option of either the prime rate plus 0.5%, LIBOR plus 2.5%, or cost of funds rate plus 2.5%. At December 31, 2004, the term loans were 5.06% (4.0% and 3.7% at December 31, 2003).

The debt contains certain financial covenants requiring operating and total cash flow coverage be maintained along with a maximum leverage ratio and asset coverage ratio.

The General Partner estimates that the fair value of these notes approximates book value due to the interest rate on the debt being re-priced on a regular basis.

The Partnership is a participant in a $10.0 million warehouse credit facility. The warehouse credit facility is shared by the Partnership, PLM Equipment Growth & Income Fund VII, MILPI Holdings LLC (MILPI) and its subsidiaries, and Railcar Investors II all of which are related parties and controlled by Gary Engle, Chairman of the Board of the General Partner. The facility provides for financing up to 100% of the cost of the equipment and expires on March 31, 2005. Borrowings by the Partnership are collateralized by equipment purchased with the proceeds of the loan. Outstanding borrowings by one borrower reduce the amount available to each of the other borrowers under the facility. Individual borrowings may be outstanding for no more than 270 days, with all advances due no later than March 31, 2005. Interest accrues either at the prime rate or LIBOR plus 2.0% at the borrower’s option and is set at the time of an advance of funds. Borrowings by the Partnership are guaranteed by FSI, PLM International, Inc. and MILPI, the parent companies of the General Partner. The Partnership is not liable for the advances made to the other borrowers (see Note 13 to the financial statements).

As of December 31, 2004, there were no outstanding borrowings on this facility by the Partnership. Other borrowers had loans outstanding totaling $9.4 million.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

11. Concentrations of Credit Risk

For the year ended December 31, 2004 and 2003, the Partnership’s customer that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment was Cronos Group (13% in 2004 and 14% in 2003).

For the year ended December 31, 2004 and 2003, the Partnership’s customers that accounted for 10% or more of the total accounts receivable for the owned equipment and jointly owned equipment was Cronos Group (24% in 2004 and 39% in 2003), Capital Leasing (16% in 2004 and 17% in 2003), Stena Bulk LLC (30% in 2004 and 15% in 2003) and Milestone Equipment Corp. (18% in 2003).

As of December 31, 2004 and 2003, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

12. Income Taxes

The Partnership is not subject to income taxes, as any income or loss is included in the tax returns of the individual partners. Accordingly, no provision for income taxes has been made in the financial statements of the Partnership.

As of December 31, 2004 and 2003, the financial statement carrying amount of assets and liabilities was approximately $20.9 million and $24.8 million, respectively, lower than the federal income tax basis of such assets and liabilities and the Partnership's income in 2004 was approximately $3.9 million higher and the Partnership's loss in 2003 was approximately $0.8 million lower than the federal income tax basis. These differences are primarily due to the tax treatment of depreciation, equipment reserves, provisions for bad debts, lessees’ prepaid deposits, and of underwriting commissions and syndication costs.

13. Commitments and Contingencies

Commitment to Purchase Railcars

During 2004, the General Partner signed a legally binding commitment on behalf of the Partnership to purchase in 2005, 69 newly constructed tank railcars for $5.1 million and manufacturing equipment for $1.1 million. The funds to purchase these railcars were placed in escrow accounts with an unaffiliated third party as escrow agent as of December 31, 2004 and are included in restricted cash on the accompanying balance sheet.

Litigation

On December 31, 2003 and during 2004, in the Court of Common Pleas for Williamsburg County, South Carolina, actions have been filed by Harold H. Collins, Dianne Collins his wife, and Rickey Thomas, Sr. against South Carolina Central Railroad Company, Inc., CSX Transportation, Inc., TradeMark Nitrogen, Inc. and PLM Investment Management, Inc. The actions involve a chemical spill from a railcar owned by the Partnership. All three law suits claim permanent injuries and allege negligence on the part of all four defendants in their duty to exercise reasonable care in the inspection, maintenance and repair of the railcar. The complaints do not allege a specific amount of damages. The General Partner expects that these actions will be amended at some point and that the Partnership will also be named as a defendant.

Demand for indemnification has been made upon the lessee pursuant to the terms of the lease of the railcar.

The attorney for these plaintiffs states that he also represents additional potential plaintiffs. Twenty-two additional actions were recently filed, however such additional actions have not yet been served. A review of the new complaints reveals that they are substantially similar to the original complaints. Published reports indicate that several nearby residents were evacuated. The potential exists for additional claims.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

13. Commitments and Contingencies (continued)

Litigation (continued)

The General Partner believes that the actions will not have a material effect on the financial condition of the Partnership, are completely without merit and will vigorously defend against the actions.

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. General Partner does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership (see Note 13 to the financial statements).

14. Subsequent Events

In the first quarter of 2005, the warehouse credit facility was amended to extend the facility to May 1, 2006.  In addition, the facility was amended to increase the maximum period individual borrowings could be outstanding from 270 days to 360 days.

In the first quarter of 2005, the Partnership settled all litigation with a former India lessee who had defaulted on its lease for several aircraft. The Partnership received $3.3 million in cash. The Partnership incurred legal costs of approximately $0.3 million related to this settlement in the first quarter of 2005.

In the first quarter of 2005, the General Partner determined that one of the transactions for which the Partnership had funded an escrow account to purchase equipment would not close.  Accordingly, the funds for this purchase totaling $1.1 million was returned to the Partnership from the escrow agent.

In the first quarter of 2005, the lessee of the two DC-9's on a finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft. As this was a direct finance lease with a bargain purchase option, there will not be a gain of loss from the sale of these aircraft.

PLM EQUIPMENT GROWTH FUND VI

INDEX OF EXHIBITS

Exhibit		Page

4	Limited Partnership Agreement of Partnership.	*

4.1	Second Amendment to the Amended and Restated Limited Partnership Agreement.	*

10.1	Management Agreement between Partnership and PLM Investment Management, Inc.	*

10.2	Note Agreement, dated as of December 21, 2001, regarding $30.0 million term loan notes due December 21, 2006.	*

10.3	First Amendment to Credit Agreement, dated March 2, 2003.	*

10.4	Second Amendment to Credit Agreement, dated June 30, 2003.	*

10.5	Third Amendment to Credit Agreement, dated September 30, 2003.	*

10.6	Amended and restated Warehouse Credit Agreement, dated as of March 17, 2004.	*

10.7	Loan agreement between PLM Rail Partners, LLC and HSH Nordbank AG, New York, dated June 30, 2004.	*

10.8	Asset Transfer Agreement between PLM Equipment Growth Fund VI and PLM Rail Partners, LLC, dated July 1, 2004.	*

10.9	Limited Liability Company Agreement of PLM Railcars Partners dated June 29, 2004.	*

10.10	First Amendment to Amended and Restated Warehouse Credit Agreement dated September 3, 2004.	*

10.11	Second Amendment to Amended and Restated Warehouse Credit Agreement dated October 20, 2004.	*

10.12	PLM CAL I LLC operating agreement dated June 4, 2004.	*

10.13	PLM CAL II LLC operating agreement dated June 4, 2004.	*

10.14	PLM CAL I LLC equipment purchase agreement dated August 26, 2004.	*

10.15	PLM CAL II LLC equipment purchase agreement dated August 26, 2004.	*

10.16	Trust Indenture and Mortgage 645 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	57-123

10.17	Trust Indenture and Mortgage 646 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	124-190

10.18	Trust Indenture and Mortgage 647 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	191-257

10.19	Trust Indenture and Mortgage 648 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	258-324

10.20	Trust Indenture and Mortgage 645 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	325-332

10.21	Trust Indenture and Mortgage 646 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	333-340

10.22	Trust Indenture and Mortgage 647 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	341-348

10.23	Trust Indenture and Mortgage 648 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	349-356

10.24	Letter of intent to purchase 69 tank railcars with PLM International, Inc. dated December 23, 2004.	357

10.25	Letter of intent to purchase manufacturing equipment with PLM International, Inc. dated December 23, 2004.	358

10.26	Third Amendment to Amended and Restated Warehouse Credit Agreement dated December 28, 2004.	359-367

10.27	Fourth Amendment to Amended and Restated Warehouse Credit Agreement dated March 24, 2005.	368-376
*
14	PLM Financial Services Inc. Code of Ethics.

31.1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.	53

31.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.	54

32.1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.	55

32.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.	56

* Incorporated by reference. See page 25-27 of this report.