Form 10QSB
period 2005-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 2005-05-11
CIK 874395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2005.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 0-21806
_______________________

PLM EQUIPMENT GROWTH FUND VI

(Exact name of Registrant as specified in its charter)

Delaware 94-3135515
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

200 Nyala Farms Road .
Westport, CT 06880
(Address of principal executive offices) (Zip code)

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)

	March 31,	December 31,
	2005	2004
Assets	(unaudited)

Equipment held for operating leases, at cost	$37,729	$38,113
Less accumulated depreciation	(29,896)	(29,809)
Net equipment	7,833	8,304

Cash and cash equivalents	10,002	4,656
Restricted cash	5,100	6,138
Accounts receivable, less allowance for doubtful accounts of
$35 in 2005 and $454 in 2004	919	1,054
Equity investments in affiliated entities	16,253	17,376
Other assets, net of accumulated amortization of
$371 in 2005 and $348 in 2004	677	668

Total assets	$40,784	$38,196

Liabilities and partners’ capital

Liabilities
Accounts payable and accrued expenses	$152	$354
Due to affiliates	1,102	1,307
Notes payable	9,000	10,000
Total liabilities	10,254	11,661

Commitments and contingencies

Partners' capital
Limited partners (7,730,965 limited partnership units outstanding)	30,530	26,535
General Partner	-	-
Total partners' capital	30,530	26,535

Total liabilities and partners' capital	$40,784	$38,196

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004
Revenues

Lease revenue	$1,154	$2,141
Lease revenue from litigation settlement	2,967	-
Interest and other income	51	20
Gain on disposition of equipment	117	75
Total revenues	4,289	2,236

Expenses

Depreciation and amortization	359	997
Operations support	24	408
Management fees to affiliate	165	97
Interest expense	144	173
General and administrative expenses to affiliates	63	180
Other general and administrative expenses	296	322
Recovery of bad debts	(432)	(9)
Total expenses	619	2,168

Equity in net income of equity investments	325	46

Net income	$3,995	$114

Partners’ share of net income

Limited partners	$3,995	$114
General Partner	-	-

Total	$3,995	$114

Limited partners' net income per weighted-average
limited partnership unit	$0.52	$0.01

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Period from December 31, 2004 to March 31, 2005
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners’ capital as of December 31, 2004	$26,535	$-	$26,535

Net income	3,995	-	3,995

Partners’ capital as of March 31, 2005	$30,530	$-	$30,530

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months
	Ended March 31,
	2005	2004

Operating activities

Net income	$3,995	$114
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	359	997
Amortization of debt placement costs	18	27
Recovery of bad debts	(432)	(9)
Gain on disposition of equipment	(117)	(75)
Equity in net income from equity investments	(325)	(46)
Distributions from equity investments	1,448	409
Changes in operating assets and liabilities:
Accounts receivable	567	(214)
Other assets	(77)	(76)
Accounts payable and accrued expenses	(202)	148
Due to affiliates	(205)	(423)
Net cash provided by operating activities	5,029	852

Investing activities

Payments for purchase of equipment and capitalized repairs	--	(5,969)
Decrease in restricted cash	1,038	410
Payments of acquisition fees to affiliate	--	(269)
Payments of lease negotiation fees to affiliate	--	(60)
Payments on finance lease receivable	45	--
Proceeds from disposition of equipment	234	219
Net cash provided by (used in) investing activities	1,317	(5,669)

Financing activities

Payments of notes payable	(1,000)	(1,000)
Net cash used in financing activities	(1,000)	(1,000)

Net increase (decrease) in cash and cash equivalents	5,346	(5,817)
Cash and cash equivalents at beginning of period	4,656	13,294
Cash and cash equivalents at end of period	$10,002	$7,477

Supplemental information

Interest paid	$126	$152

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2004 Annual Report (Form 10-KSB) of PLM Equipment Growth Fund VI (the Partnership) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2004 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at March 31, 2005 and December 31, 2004, condensed statements of income for the three months ended March 31, 2005 and 2004, condensed statements of changes in partners’ capital for the period from December 31, 2004 to March 31, 2005, and the condensed statements of cash flows for the three months ended March 31, 2005 and 2004 have been made and are reflected.

2. Schedule of Partnership Phases

The Partnership may not reinvest cash flow generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2011, unless terminated earlier upon the sale of all of the equipment or by certain other events. Although the Partnership is scheduled to terminate on December 31, 2011, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006.

3. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2005 presentation. These reclassifications did not have any effect on total assets, total liabilities, partners’ capital, or net income.

4. Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2005 included $0.2 million due to FSI or its affiliates for management fees and $0.9 million due to affiliates in which the Partnership has an equity investment. The balance due to affiliates as of December 31, 2004 includes $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to affiliates in which the Partnership has an equity investment.

During the three months ended March 31, 2005 and 2004, the Partnership incurred acquisition, lease negotiation, management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2005	2004	2005	2004
Acquisition fees	$--	$269	$--	$--
Lease negotiation fees	--	60	--	--
Management fees	165	97	129	38
Data processing and administrative
expenses	63	180	64	10

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Transactions with General Partner and Affiliates (continued)

During the three months ended March 31, 2004, the Partnership purchased $5.7 million in railcars from FSI or its affiliates and paid $0.3 million for acquisition fees and $0.1 million for lease negotiation fees. The Partnership's cost for these railcars was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. No equipment was purchased from FSI or its affiliates during the three months ended March 31, 2005.

5. Restricted Cash

In December 2004, the General Partner entered into two escrow agreements on behalf of the Partnership. The General Partner placed $6.1 million with the escrow agent, an unaffiliated third party, during 2004. In the first quarter of 2005, the General Partner determined that one of the deals for which the escrowed funds were to be used would not close. The $1.1 million in escrowed funds for this deal were returned to the Partnership in the first quarter of 2005. The remaining escrowed funds will be used to pay for equipment in 2005.

6. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Marine containers	$22,045	$22,332
Aircraft and rotables	15,130	15,207
Rail equipment	554	574
	37,729	38,113
Less accumulated depreciation	(29,896)	(29,809)
Net equipment	$7,833	$8,304

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of March 31, 2005 and December 31, 2004, all owned equipment in the Partnership’s portfolio was on lease except for aircraft rotables and nine railcars with an aggregate net book value of $0.3 million.

During the three months ended March 31, 2004, the Partnership purchased railcars for $6.2 million including acquisition fees of $0.3 million. No equipment was purchased during the three months ended March 31, 2005.

During the three months ended March 31, 2005, the Partnership disposed of aircraft rotables, marine containers, and a railcar, with an aggregate net book value of $0.1 million for proceeds of $0.2 million which resulted in a gain of $0.1 million. During the three months ended March 31, 2004, the Partnership disposed of aircraft rotables, marine containers, railcars and a trailer, with an aggregate net book value of $0.1 million for proceeds of $0.2 million which resulted in a gain of $0.1 million.

7. Equity Investments in Affiliated Entities

The Partnership owns equipment jointly with affiliated programs and non-affiliated entities.

Ownership interest is based on the Partnership’s contribution towards the cost of the assets in the equity investments. The Partnership’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, lease and re-lease fees vary among the owners of the equity

 PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Equity Investments in Affiliated Entities (continued)

investments. The Partnership’s investment in equity investments includes acquisition fees, lease negotiation fees, and debt placement fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees incurred and the amortization of acquisition fees, lease negotiation fees and debt placement fees.

The tables below set forth 100% of the lease revenues and interest and other income, gain on disposition of equipment, depreciation and amortization expense, interest expense, operations support and indirect expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three months ended March 31, 2005 and 2004 (in thousands of dollars):

		Aero	Boeing	PLM
For the three months ended	Lion	California	737-300	Worldwide
March 31, 2005	Partnership1	Trust2	Trust3	Leasing4

Lease revenues and interest and other income	$3,163	$7	$390	$312
Gain on disposition of equipment	--	--	--	5
Less: Depreciation and amortization expense	279	--	320	--
Operations support	1,291	4	6	--
Indirect expenses	176	3	23	308
Net income	$1,417	$--	$41	$9

Partnership’s share of net income	$754	$--	$27	$2

For the three months ended	PLM Rail	PLM CAL I	PLM CAL II
March 31, 2005 (continued)	Partners LLC5	LLC6	LLC7	CFHS 8	Total

Lease revenues and interest and other income	$1,897	$967	$958	$571
Gain on disposition of equipment	244	--	--	--
Less: Depreciation and amortization expense	931	1,235	1,234	1,380
Interest expense	(8)	490	489	--
Operations support	463	--	--	--
Indirect expenses	202	27	27	24
Net income (loss)	$553	$(785)	$(792)	$(833)

Partnership’s share of net income (loss)	$240	$(264)	$(266)	$(168)	$325

		Aero	Boeing
For the three months ended	Lion	California	737-300
March 31, 2004	Partnership1	Trust2	Trust3	Total

Lease revenues and interest and other income	$1,372	$49	$390
Less: Depreciation and amortization expense	279	--	367
Operations support	911	9	7
Indirect expenses	80	26	41
Net income (loss)	$102	$14	$(25)

Partnership’s share of net income (loss)	$53	$6	$(13)	$46
1	The Partnership owns a 53% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2  The Partnership owns a 40% interest in the Aero California Trust that was formed in 1996 that owned two stage III commercial aircraft on a direct finance lease.
3	The Partnership owns a 62% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995.
5	The Partnership owns a 43% interest in PLM Rail Partners, LLC that was formed in the third quarter of 2004 that owns various types of railcars.
6	The Partnership owns a 34% interest in PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 34% interest in PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
8	The Partnership owns a 20% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and other equipment.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Equity Investments in Affiliated Entities (continued)

As of March 31, 2005, all jointly-owned assets in the Partnership’s equity investment portfolio was on lease except for 121 railcars with a net book value of $0.8 million. As of December 31, 2004, all jointly owned assets in the Partnership’s equity investment portfolio was on lease except for 101 railcars with a net book value of $0.6 million.

In the first quarter of 2005, the lessee of the two stage III commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft in accordance with the lease agreement. The aircraft were sold for their net book value.

8. Operating Segments

The Partnership operates in six primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, machinery and other equipment leasing, and marine container leasing. Each equipment leasing segment primarily engages in short-term to mid-term operating leases to a variety of customers. There were no intersegment revenues for the three months ended March 31, 2005 and 2004. The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Machinery	Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	And Other	Container
March 31, 2005	Leasing	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$3,275	$23	$--	$--	$823	$--	$4,121
Interest income and other income	--	--	17	6	--	--	28	51
Gain on disposition of equipment	--	--	12	--	--	105	--	117
Total revenues	--	3,275	52	6	--	928	28	4,289

Expenses
Depreciation and amortization	--	--	10	--	--	349	--	359
Operations support	--	--	16	--	--	8	--	24
Management fees to affiliate	--	123	3	8	--	31	--	165
Interest expense	--	--	--	--	--	--	144	144
General and administrative expenses	--	170	18	--	--	--	171	359
Recovery of bad debts	--	(375)	(57)	--	--	--	--	(432)
Total expenses	--	(82)	(10)	8	--	388	315	619
Equity in net income (loss) of equity
investments	754	(501)	240	--	(168)	--	--	325
Net income (loss)	$754	$2,856	$302	$(2)	$(168)	$540	$(287)	$3,995
Total assets as of March 31, 2005	$2,945	$8,145	$7,047	$389	$3,772	$8,230	$10,256	$40,784

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
March 31, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$--	$324	$902	$218	$697	$--	$2,141
Interest income and other income	--	--	--	--	--	20	20
Gain on disposition of equipment	--	--	34	4	37	--	75
Total revenues	--	324	936	222	734	20	2,236

Expenses
Depreciation and amortization	--	--	489	73	433	2	997
Operations support	--	--	266	129	13	--	408
Management fees to affiliate	--	10	52	8	27	--	97
Interest expense	--	--	--	--	--	173	173
General and administrative expenses	2	32	148	28	--	292	502
Recovery of bad debts	--	--	(8)	(1)	--	--	(9)
Total expenses	2	42	947	237	473	467	2,168
Equity in net income (loss) of equity
investments	53	(7)	--	--	--	--	46
Net income (loss)	$51	$275	$(11)	$(15)	$261	$(447)	$114
Equipment purchases and
capitalized repairs	$--	$--	$5,969	$--	$--	$--	$5,969
Acquisition fees to affiliate	$--	$--	$269	$--	$--	$--	$269
1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets. Also includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain general and administrative and operations support expenses.

2	Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization, general and administrative and operations support expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Net Income Per Weighted-Average Limited Partnership Unit

Net income per weighted-average limited partnership unit was computed by dividing net income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2005 and 2004 was 7,730,965.

10. Accounts Receivable

Accounts receivable represent balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts receivable were as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Trade accounts receivable	$954	$1,508
Allowance for doubtful accounts	(35)	(454)
	$919	$1,054

During the three months ended March 31, 2005, allowance for doubtful accounts decreased $0.4 million due to the collection of receivables that had been previously reserved as a bad debt.

11. Other Assets

The components of the other assets, net, were as follows (in thousands of dollars):

	March 31,	December 31,
	2005	2004
Finance lease receivable	$337	$382
Prepaid expenses	141	64
Debt placement fees, net	108	125
Lease negotiation fees to affiliate, net	86	92
Other assets	5	5
	$677	$668
12. Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is scheduled to expire on May 1, 2006 with all advances due no later than May 1, 2006. As of March 31, 2005 and December 31, 2004, the Partnership had no borrowings outstanding under this facility.

The Partnership made the regularly scheduled principal payment totaling $1.0 million to the lender of the notes payable during the three months ended March 31, 2005.

13. Concentrations of Credit Risk

For the three months ended March 31, 2005 and 2004, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Sahara Airlines (37% in 2005), Cronos Group (15% in 2004) and American Airlines (10% in 2004). In 2005, the Partnership settled all litigation with Sahara Airlines, a former lessee, who had defaulted on its lease.

As of March 31, 2005 and December 31, 2004, the Partnership’s customers that accounted for 10% or more of the total accounts receivable for the owned equipment and jointly owned equipment were Cronos Group (23% in 2005 and 24% in 2004), Continental Airlines (21% in 2005), Stena Bulk LLC (26% in 2005 and 30% in 2004) and Capital Leasing (11% in 2005 and 16% in 2004).

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Concentrations of Credit Risk (continued)

As of March 31, 2005 and December 31, 2004, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

14. Commitments and Contingencies

In 2004 the General Partner signed a legally binding commitment on behalf of the Partnership to purchase in 2005, 69 newly constructed tank railcars for $5.1 million. The funds to purchase this commitment were placed in escrow accounts with an unaffiliated third party as escrow agent as of December 31, 2004 and are included in restricted cash on the accompanying balance sheets. These railcars are expected to be purchased during the second and third quarters of 2005.

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

During April 2005, the trial judge granted the motions of defendants CSX Transportation, Inc. and South Carolina Central Railroad for a change of venue and moved the three cases to Darlington County, South Carolina. At a status conference, the Darlington County trial judge assigned to the cases stated that he wants the trial in the Harold Collins case to begin on or before August 1, 2005.

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

15. Recent Accounting Pronouncements

In March 2004, Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1).”  EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Partnership has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1.  The FSP

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

15. Recent Accounting Pronouncements (continued)

requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The General Partner does not anticipate that issuance of a final consensus will materially impact the Partnership’s financial condition or results of operations.

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

16. Subsequent Event

During April 2005, the General Partner declared a cash distribution of $0.50 per limited partnership unit to be paid on May 20, 2005 to the record holders as of that date. The total cash distribution to the limited partners and the General Partner is $3.9 million and $0.2 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI’s (the Partnership’s) Operating Results for the Three Months Ended March 31, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues and lease revenue from litigation settlement less operations support on owned equipment increased during the three months ended March 31, 2005, compared to the same period of 2004. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, interest expense, and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended March 31,
	2005	2004
Aircraft and rotables	$3,275	$324
Marine containers	815	684
Railcars	7	636
Trailers	--	89

Aircraft and rotables: Aircraft and rotables lease revenues of $0.3 million and lease revenues from litigation settlement of $3.0 million for the three months ended March 31, 2005, compared to lease revenues of $0.3 million during the same period of 2004. During the three months ended March 31, 2005, the Partnership received $3.0 million in settlement of all litigation matters with a former India lessee who had defaulted on its lease for several aircraft. The Partnership's wholly owned aircraft is on lease through July 2008 and as such, lease revenues are expected to remain level.

Marine containers: Marine container lease revenues and operations support were $0.8 million and $8,000, respectively, for the three months ended March 31, 2005, compared to $0.7 million and $13,000, respectively, during the same period of 2004. The increase in lease revenues of $0.1 million during the three months ended March 31, 2005 was due to higher lease rates earned on the Partnership's marine containers and higher utilization.

Railcars: Railcar lease revenues and operations support were $23,000 and $16,000, respectively, for the three months ended March 31, 2005, compared to $0.9 million and $0.3 million, respectively, during the same period of 2004. Railcar lease revenues decreased $0.9 million and operations support decreased $0.3 million due to the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004.

Trailers: Trailer operating lease revenues and operations support decreased in the first quarter of 2005 due to all of the Partnership trailers being placed on a direct finance lease in 2004.

(B) Indirect expenses Related to Owned Equipment Operations

Total indirect expenses of $0.6 million for the three months ended March 31, 2005 decreased from $1.8 million for the same period in 2004. Significant variances are explained as follows:

(i) A $0.6 million decrease in depreciation and amortization expenses from 2004 levels reflecting the decrease of $0.5 million caused by the transfer of most of the Partnership's owned railcar portfolio into an equity investment in the third quarter of 2004, a decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.1 million caused by the Partnership's trailer portfolio being placed in a direct finance lease in 2004;

(ii) A $0.1 million decrease in general and administrative expenses during the three months ended March 31, 2005 was primarily due to fewer professional costs associated with the search for potential equipment acquisitions;

(iii) A $29,000 decrease in interest expense resulted from lower average borrowings outstanding in the three months ended March 31, 2005 compared to the same period of 2004;

(iv) Recovery of bad debts increased $0.4 million compared to 2004 due to the collection of receivables primarily from an aircraft lessee that had been previously reserved as a bad debt; and

(v) An increase of $0.1 million in management fees to affiliates was primarily the result of higher lease revenues on owned equipment during 2005.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the first quarter of 2005 totaled $0.1 million, and resulted from the disposition of aircraft rotables, marine containers and a railcar, with an aggregate net book value of $0.1 million for proceeds of $0.2 million. The gain on the disposition of owned equipment for the first quarter of 2004 totaled $0.1 million, and resulted from the disposition of aircraft rotables, marine containers, railcars and a trailer, with an aggregate net book value of $0.1 million for proceeds of $0.2 million.

(D) Equity in Net Income of Equity Investments

Equity in net income (loss) of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months Ended March 31,
	2005	2004
Marine vessel	$754	$53
Railcars	240	--
Machinery and other equipment	(168)	--
Aircraft	(501)	(7)
Equity in net income of equity investments	$325	$46

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on the disposition of equipment, depreciation expenses, operations support, interest expenses, and administrative expenses in the equity investments:

Marine vessel: As of March 31, 2005 and 2004, the Partnership owned an interest in an entity that owned a marine vessel. During the three months ended March 31, 2005, lease revenues of $1.7 million were partially offset by depreciation expense, operations support, and administrative expenses of $0.9 million. During the same period of 2004, lease revenues of $0.7 million were offset by depreciation expense, operations support, and administrative expenses of $0.7 million.

Marine vessel lease revenues increased $1.0 million during the three months ended March 31, 2005 compared to the same period 2004. The increase of $0.9 million was primarily due to higher lease rate being earned compared to the same period of 2004. In addition, the marine vessel earned an additional $0.1 million due to being on hire the full first quarter of 2005 compared to the first quarter 2004 when the marine vessel was off-hire approximately 10 days due to being off-lease while undergoing dry docking. A similar event did not occur in the first three months of 2005.

Marine vessel operations support and administrative expenses increased $0.2 million due to higher operating expenses resulting from the marine vessel being on-lease during all of the first quarter of 2005 compared to 2004 when the marine vessel was undergoing scheduled dry docking for 10 days.

Railcars: As of March 31, 2005, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During 2005, lease revenues of $0.8 million and the gain on the disposition of equipment of $0.1 million were offset by depreciation expense, operations support, interest expense and administrative expenses of $0.7 million. The Partnership had no equity investments that owned railcars in the same period of 2004.

Machinery and other equipment: As of March 31, 2005, the Partnership owned an interest in an entity that owned machinery and other equipment that was formed in the fourth quarter of 2004. During the three months ended March 31, 2005, lease revenues of $0.1 million were offset by depreciation expense, operations support, and administrative expenses of $0.2 million. The Partnership had no equity investments that owned machinery and other equipment in the same period of 2004.

Aircraft: As of March 31, 2005, the Partnership owned an interest in an entity owning a Boeing 737-300 commercial aircraft, an interest in two entities each owning two Boeing 737-500 commercial aircraft that was formed in the third quarter of 2004, and an interest in an entity owning other aircraft related assets. As of March 31, 2004, the Partnership owned an interest in two commercial aircraft on a direct finance lease, an interest in a Boeing 737-300 commercial aircraft, and an interest in an entity owning other aircraft related assets. In the first quarter of 2005, the lessee of the two commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft. The aircraft were sold for their net book value.

During the three months ended March 31, 2005, revenues of $0.9 million were offset by depreciation expense, operations support, interest expenses and administrative expenses of $1.4 million. During the same period of 2004, revenues of $0.3 million were offset by depreciation expense, operations support and administrative expenses of $0.3 million.

Aircraft revenues increased $0.6 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft.

Depreciation expense, operations support, interest expense and administrative expenses increased $1.1 million during the three months ended March 31, 2005 resulting from an increase in depreciation expense of $0.8 million was caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the third quarter of 2004 and an increase in operations support of $0.3 million was caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. Equity investments during the same period of 2004 did not have any debt or interest expense.

(E) Net Income

As a result of the foregoing, the Partnership's net income for the three months ended March 31, 2005 was $4.0 million, compared to a net income of $0.1 million during the same period of 2004. The Partnership's ability to acquire, operate, and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended March 31, 2005 is not necessarily indicative of future periods.

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

Asset lives and depreciation methods: The Partnership’s primary business involves the purchase and subsequent lease of long-lived transportation and related equipment. The General Partner has chosen asset lives that it believes correspond to the economic life of the related asset. Depreciation is computed using the double-declining balance method, taking a full month's depreciation in the month of acquisition based upon estimated useful lives of 15 years for railcars, 12 years for all other transportation equipment and 7 years for machinery and other equipment. The depreciation method changes to straight line when annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. The General Partner has chosen a depreciation method that it believes matches the benefit to the Partnership from the asset with the associated costs. These judgments have been made based on the General Partner’s expertise in each equipment segment that the Partnership operates. If the asset life and depreciation method chosen does not reduce the book value of the asset to at least the potential future cash flows from the asset to the Partnership, the Partnership would be required to record an impairment loss. Likewise, if the net book value of the asset was less than the fair value, the Partnership may record a gain on sale upon final disposition of the asset.

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

(III) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

For the three months ended March 31, 2005, the Partnership generated cash from operations of $5.0 million to meet its operating obligations, pay debt and interest, and maintain working capital reserves.

During the first quarter of 2005, the Partnership disposed of owned equipment and received aggregate proceeds of $0.2 million.

Restricted cash decreased $1.0 million resulting from the General Partner's determination that the transaction for which the Partnership had funded an escrow account to purchase manufacturing equipment would not close.  Accordingly, the funds for this purchase were returned to the Partnership from the escrow agent.

Accounts receivable decreased $0.1 million during the three months ended March 31, 2004 due to the timing of cash receipts.

Equity investments in affiliated entities decreased $1.1 million during the three months ended March 31, 2005 due to cash distributions of $1.4 million from the equity investments to the Partnership partially offset by an increase from income of $0.3 million that was recorded by the Partnership for its interests in the equity investments.

Accounts payable decreased $0.2 million during the three months ended March 31, 2005 due to the timing of cash payments.

Due to affiliates decreased $0.2 million during the three months ended March 31, 2005. A decrease of $0.3 million was due to the payment of engine reserves due to an equity investment. The equity investment used these funds to repair the engines on an aircraft. This decrease was partially offset by an increase of $0.1 million due to the timing of cash payments of management fees to an affiliate.

The Partnership made its scheduled principal payment totaling $1.0 million on the notes payable during the three months ended March 31, 2005. The Partnership is scheduled to make quarterly debt payments of $1.0 million plus interest to the lenders of the notes payable during 2005. The cash for these payments will come from operations and equipment dispositions.

In the first quarter of 2005, the Partnership settled all litigation with a former lessee who had defaulted on its lease for several aircraft. The Partnership received $3.3 million in cash and incurred legal costs of approximately $0.2 million related to this settlement. Of the $3.3 million, $0.4 million represented lease revenues previously reserved as a bad debt from this lessee and $3.0 million was recorded as lease revenues from litigation settlement.

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

As of May 10, 2005, there were no other outstanding borrowings on this facility by the Partnership. Other borrowers had loans outstanding totaling $9.3 million.

In 2004 the General Partner signed a legally binding commitment on behalf of the Partnership to purchase 69 newly constructed tank railcars for $5.1 million. The funds to purchase this commitment were placed in escrow accounts with an unaffiliated third party as escrow agent as of December 31, 2004 and are included in restricted cash on the accompanying balance sheets. These railcars are expected to be purchased in the second and third quarter of 2005.

In April 2005, the General Partner declared a cash distribution of $0.50 per limited partnership unit to be paid on May 20, 2005 to the record holders as of that date. The total cash distribution to the limited partners and the General Partner is $3.9 million and $0.2 million, respectively.

Commitments and contingencies as of March 31, 2005 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Notes payable	$9,000	$4,000	$5,000

Commitment to purchase railcars	$5,082	$5,082	$-

(IV) RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) released Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1).”  EITF 03-1 provides guidance for determining whether impairment for certain debt and equity investments is other-than-temporary and the measurement of an impaired loss. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Partnership has complied with the new disclosure requirements in its consolidated financial statements. The recognition and measurement requirements of EITF 03-1 were initially effective for reporting periods beginning after June 15, 2004. In September 2004, the FASB Staff issued FASB Staff Position (FSP) EITF 03-1-1 that delayed the effective date for certain measurement and recognition guidance contained in EITF 03-1.  The FSP requires that entities continue to apply previously existing “other-than-temporary” guidance until a final consensus is reached. The General Partner does not anticipate that issuance of a final consensus will materially impact the Partnership’s financial condition or results of operations.

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

(V) OUTLOOK FOR THE FUTURE

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

The Partnership will not reinvest cash flows generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment and by certain other events. Although the Partnership is scheduled to terminate on December 31, 2011, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006.

In April 2005, the General Partner declared a cash distribution of $0.50 per limited partnership unit to be paid on May 20, 2005 to the record holders as of that date. The total amount of the cash distribution is $4.1 million.

Factors affecting the Partnership’s operations in the remainder of 2005 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Partnership's marine containers is expected to be in the 90 - 95% range in 2005 with lease rates increasing slightly;

(2) Economic recovery in the railcar segment continues to be strong. Overall railcar loadings are forecast to grow approximately 6% in 2005. Railcar manufacturers now have full production schedules until the first quarter of 2006 for tank railcars similar to the tank railcars that the Partnership owns and the tank railcars in PLM Rail Partners, LLC (Rail Partners) in which the Partnership has an equity interest.

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

The General Partner believes that the market for the Partnership's railcars and those in Rail Partners will remain strong for several years. The General Partner has engaged an investment banking firm to explore strategic alternatives with respect to its railcar operations which could include the sale of the Partnership owned and partially owned railcars;

(3) The Partnership has an investment in a double-hull product tanker constructed in 1985, which operates in international markets carrying a variety of clean product/chemical liquid cargoes. Demand for product / chemical shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the spot charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with very little idle time between charters.  Freight rates for marine vessels continued to improve due to the demand for sea transportation resulting from improving economies worldwide. The demand is expected to continue until additional new tonnage starts coming on line in late 2005 through 2006. Demand for refined products worldwide and home heating oil on United States due to cold weather and East Coast helped to keep the charter rates up at or near 2004 highs during the first quarter of 2005. Ongoing rates are expected to begin to show sign of decreasing during the spring and summer months of 2005, as high gasoline prices are expected to slow down demand. The marine vessel in which the Partnership owns an interest is not scheduled to undergo major maintenance until September 2006.

The marine vessel owned by an entity in which the Partnership has an interest is 20 plus years old which may limit its future marketability.  Marine vessels of this age typically earn a lower charter rate than newer more efficient marine vessels and may have increased off-hire time;

(4) Market demand for new and used aircraft has been severely impacted by the poor financial condition of the airline industry.

The General Partner believes that the commercial aviation industry is recovering from several years of reduced travel; however, the General Partner views the recovery with caution as major increases in the cost of fuel has added another factor to further weakening yields. The General Partner believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue.

The General Partner also believes that there is a significant oversupply of commercial aircraft available that has caused a decrease in aircraft fair market values.

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

(6) The Partnership is expected to continue to have increased general and administrative costs as the General Partner liquidates other investments programs that currently share certain general and administrative expenses;

(7) While the Partnership is scheduled to terminate on December 31, 2010, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006; and

(8) Beginning in 2006, in order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the General Partner will limit the number of limited partnership units to be traded to 2% per year of the total outstanding units.

Several other factors may affect the Partnership's operating performance in the year 2005 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The General Partner may elect to sell certain underperforming equipment, equipment whose continued operation may become prohibitively expensive, or has a greater strategic value to others. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be used to fund operations and make cash distributions to the partners.

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

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

PLM EQUIPMENT GROWTH FUND VI

By:  PLM Financial Services, Inc.
General Partner

Date: May 10, 2005                 By: /s/ Richard B Brock
Richard K Brock
Chief Financial Officer