Form 10QSB
period 2005-06-30
PLM EQUIPMENT GROWTH FUND VI
filed 2005-08-11
CIK 874395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended June 30, 2005.

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)

	June 30,	December 31,
	2005	2004
Assets	(unaudited)

Equipment held for operating leases, at cost	$42,436	$38,113
Less accumulated depreciation	(30,167)	(29,809)
Net equipment	12,269	8,304

Cash and cash equivalents	4,943	4,656
Restricted cash	954	6,138
Accounts receivable, less allowance for doubtful accounts of
$42 in 2005 and $454 in 2004	1,033	1,054
Equity investments in affiliated entities	14,969	17,376
Other assets, net of accumulated amortization of
$391 in 2005 and $348 in 2004	624	668

Total assets	$34,792	$38,196

Liabilities and partners’ capital

Liabilities

Accounts payable and accrued expenses	$86	$354
Due to affiliates	1,071	1,307
Notes payable	8,000	10,000
Total liabilities	9,157	11,661

Commitments and contingencies

Partners' capital

Limited partners (7,730,965 limited partnership units outstanding)	25,635	26,535
General Partner	-	-
Total partners' capital	25,635	26,535

Total liabilities and partners' capital	$34,792	$38,196

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF OPERATIONS
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2005	2004	2005	2004
Revenues

Lease revenue	$1,089	$2,153	$2,243	$4,294
Lease revenue from litigation settlement	--	-	2,967	-
Interest and other income	87	11	138	31
Gain on disposition of equipment	94	429	211	503
Loss on disposition of equipment	--	(1)	--	--
Total revenues	1,270	2,592	5,559	4,828

Expenses

Depreciation and amortization	466	1,021	825	2,018
Operations support	46	472	70	880
Management fees to affiliate	63	89	228	186
Interest expense	141	149	285	322
General and administrative expenses
to affiliates	25	71	88	351
Other general and administrative expenses	391	388	687	610
Provision for (recovery of) bad debts	6	--	(426)	(9)
Total expenses	1,138	2,190	1,757	4,358

Equity in net (loss) income of equity
investments	(958)	(18)	(633)	28

Net (loss) income	$(826)	$384	$3,169	$498

Partners’ share of net (loss) income

Limited partners	$(1,030)	$384	$2,965	$498
General Partner	204	-	204	-

Total	$(826)	$384	$3,169	$498

Limited partners' net (loss) income per
weighted-average limited partnership unit	$(0.13)	$0.05	$0.38	$0.06

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Period from December 31, 2004 to June 30, 2005
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners’ capital as of December 31, 2004	$26,535	$-	$26,535

Net income	2,965	204	3,169

Cash distribution	(3,865)	(204)	(4,069)

Partners’ capital as of June 30, 2005	$25,635	$-	$25,635

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Six Months
	Ended June 30,
	2005	2004

Operating activities

Net income	$3,169	$498
Adjustments to reconcile net income
to net cash provided by (used in) operating activities:
Depreciation and amortization	825	2,018
Amortization of debt placement costs	30	55
Recovery of bad debts	(426)	(9)
Gain on disposition of equipment	(211)	(503)
Equity in net loss (income) from equity investments	633	(28)
Distributions from equity investments	1,774	176
Changes in operating assets and liabilities:
Accounts receivable	447	(180)
Other assets	(42)	(35)
Accounts payable and accrued expenses	(268)	30
Due to affiliates	(236)	(302)
Net cash provided by operating activities	5,695	1,720

Investing activities

Payments for purchase of equipment and capitalized repairs	(4,754)	(5,969)
Decrease in restricted cash	5,184	410
Payments of acquisition fees to affiliate	(214)	(269)
Payments of lease negotiation fees to affiliate	(47)	(60)
Payments on finance lease receivable	91	--
Proceeds from disposition of equipment	401	980
Net cash provided by (used in) investing activities	661	(4,908)

Financing activities

Payments of notes payable	(2,000)	(2,000)
Cash distribution paid to limited partners	(3,865)	--
Cash distribution paid to General Partner	(204)	--
Net cash used in financing activities	(6,069)	(2,000)

Net increase (decrease) in cash and cash equivalents	287	(5,188)
Cash and cash equivalents at beginning of period	4,656	13,294
Cash and cash equivalents at end of period	$4,943	$8,106

Supplemental information

Interest paid	$255	$275

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

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at June 30, 2005 and December 31, 2004, condensed statements of operations for the three and six months ended June 30, 2005 and 2004, condensed statements of changes in partners’ capital for the period from December 31, 2004 to June 30, 2005, and the condensed statements of cash flows for the six months ended June 30, 2005 and 2004 have been made and are reflected.

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

4. Cash Distributions

Cash distributions are recorded when declared.

For the three and six months ended June 30, 2005, cash distributions declared and paid totaled $3.9 million ($0.50 per limited partnership unit) to the limited partners and $0.2 million to the General Partner. No cash distributions were paid to the limited partners or General Partner during the three and six months ended June 30, 2004.

5. Transactions with General Partner and Affiliates

The balance due to affiliates as of June 30, 2005 included $0.1 million due to FSI or its affiliates for management fees and $1.0 million due to affiliates in which the Partnership has an equity investment. The balance due to affiliates as of December 31, 2004 included $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to affiliates in which the Partnership has an equity investment.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Transactions with General Partner and Affiliates (continued)

During the three and six months ended June 30, 2005 and 2004, the Partnership incurred acquisition, lease negotiation, management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended June 30,	2005	2004	2005	2004
Acquisition fees	$214	$--	$--	$--
Lease negotiation fees	47	--	--	--
Management fees	63	89	101	37
Data processing and administrative
expenses	25	71	69	4

	Owned Equipment		Equity Investments
For the six months ended June 30,	2005	2004	2005	2004
Acquisition fees	$214	$269	$--	$--
Lease negotiation fees	47	60	--	--
Management fees	228	186	230	75
Data processing and administrative
expenses	88	351	133	13

During the six months ended June 30, 2005, the Partnership purchased $4.8 million in railcars from an unaffiliated third party and paid FSI or its affiliates $0.2 million for acquisition fees and $47,000 for lease negotiation fees. During the six months ended June 30, 2004, the Partnership purchased $6.0 million in railcars from FSI or its affiliates and paid FSI or its affiliates $0.3 million for acquisition fees and $0.1 million for lease negotiation fees. The Partnership's cost for the railcars purchased from FSI was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase.

6. Restricted Cash

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

In the second quarter of 2005, $4.2 million in escrowed funds were released and used to purchase a portfolio of railcars and pay FSI or its affiliates the associated acquisition and lease negotiation fees. The remaining escrowed funds of $1.0 million will be released to the Partnership during the third quarter of 2005 to reimburse the Partnership for railcars purchased during the first half of 2005.

 PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Marine containers	$21,845	$22,332
Aircraft and rotables	15,127	15,207
Rail equipment	5,464	574
	42,436	38,113
Less accumulated depreciation	(30,167)	(29,809)
Net equipment	$12,269	$8,304

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of June 30, 2005 all owned equipment in the Partnership’s portfolio was on lease except for a portfolio of aircraft rotables and 15 railcars with an aggregate net book value of $0.9 million. As of December 31, 2004 all owned equipment in the Partnership’s portfolio was on lease except for a portfolio of aircraft rotables and nine railcars with an aggregate net book value of $0.3 million.

During the six months ended June 30, 2005, the Partnership purchased railcars for $5.0 million including acquisition fees of $0.2 million. During the six months ended June 30, 2004, the Partnership purchased railcars for $6.2 million including acquisition fees of $0.3 million.

During the three and six months ended June 30, 2005, the Partnership disposed of aircraft rotables, marine containers, and railcars, with an aggregate net book value of $0.1 million and $0.2 million, respectively, for proceeds of $0.2 million and $0.4 million, respectively, which resulted in a gain on disposition of $0.1 million and $0.2 million, respectively.

During the three and six months ended June 30, 2004, the Partnership disposed of aircraft rotables, marine containers, railcars and trailers, with an aggregate net book value of $0.3 million and $0.5 million, respectively, for proceeds of $0.8 million and $1.0 million, respectively, which resulted in a gain on disposition of $0.4 million and $0.5 million, respectively.

8. Equity Investments in Affiliated Entities

The Partnership owns equipment jointly with affiliated programs and non-affiliated entities.

Ownership interest is based on the Partnership’s contribution towards the cost of the assets in the equity investments. The Partnership’s proportional share of equity and income (loss) in each entity is not necessarily the same as its ownership interest. The primary reason for this is that certain fees such as management fees, acquisition fees, lease and re-lease fees vary among the owners of the equity investments. The Partnership’s investment in equity investments includes acquisition fees, lease negotiation fees, and debt placement fees paid by the Partnership to the General Partner or its affiliates. The Partnership’s equity interest in the net income (loss) of equity investments is reflected net of management fees incurred and the amortization of acquisition fees, lease negotiation fees and debt placement fees.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the lease revenues and interest and other income, gain on disposition of equipment, depreciation and amortization expense, interest expense, operations support and indirect expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three and six months ended June 30, 2005 and 2004 (in thousands of dollars):

		Boeing	PLM
For the three months ended	Lion	737-300	Worldwide
June 30, 2005	Partnership1	Trust3	Leasing4

Lease revenues and interest and other income	$2,150	$390	$212
Less: Depreciation and amortization expense	279	320	--
Operations support	1,472	6	--
Indirect expenses	277	28	378
Net income (loss)	$122	$36	$(166)

Partnership’s share of net income (loss)	$70	$24	$(41)

For the three months ended	PLM Rail	PLM CAL I	PLM CAL II
June 30, 2005 (continued)	Partners LLC5	LLC6	LLC7	CFHS 8	Total

Lease revenues and interest and other income	$1,735	$984	$975	$571
Gain on disposition of equipment	124	--	--	--
Less: Depreciation and amortization expense	920	1,235	1,233	1,388
Interest expense	841	457	456	--
Operations support	554	--	--	--
Indirect expenses	342	26	27	24
Net income (loss)	$(798)	$(734)	$(741)	$(841)

Partnership’s share of net loss	$(346)	$(246)	$(249)	$(170)	$(958)

		Aero	Boeing	PLM
For the three months ended	Lion	California	737-300	Worldwide
June 30, 2004	Partnership1	Trust2	Trust3	Leasing4	Total

Lease revenues and interest and other income	$1,351	$38	$390
Less: Depreciation and amortization expense	279	--	383
Operations support	830	6	5
Indirect expenses	354	25	24
Net (loss) income	$(112)	$7	$(22)

Partnership’s share of net (loss) income	$(58)	$3	$(11)	$48	$(18)

1	The Partnership owns a 53% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2  The Partnership owned a 40% interest in the Aero California Trust that was formed in 1996 and dissolved in 2005 that owned two stage III commercial aircraft that were on a direct finance lease.
3	The Partnership owns a 62% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 that owns aircraft related assets.
5	The Partnership owns a 43% interest in PLM Rail Partners, LLC that was formed in the third quarter of 2004 that owns various types of railcars.
6	The Partnership owns a 34% interest in PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 34% interest in PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
8	The Partnership owns a 20% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and other equipment.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investments in Affiliated Entities (continued)

		Aero	Boeing	PLM
For the six months ended	Lion	California	737-300	Worldwide
June 30, 2005	Partnership1	Trust2	Trust3	Leasing4

Lease revenues and interest and other income	$5,313	$7	$780	$528
Less: Depreciation and amortization expense	557	--	640	--
Operations support	2,763	5	12	--
Indirect expenses	455	3	51	685
Net income (loss)	$1,538	$(1)	$77	$(157)

Partnership’s share of net income (loss)	$824	$--	$52	$(40)

For the six months ended	PLM Rail	PLM CAL I	PLM CAL II
June 30, 2005 (continued)	Partners LLC5	LLC6	LLC7	CFHS 8	Total

Lease revenues and interest and other income	$3,632	$1,951	$1,933	$1,141
Gain on disposition of equipment	368	--	--	--
Less: Depreciation and amortization expense	1,851	2,470	2,467	2,767
Interest expense	832	946	945	--
Operations support	1,017	--	--	--
Indirect expenses	545	54	54	48
Net loss	$(245)	$(1,519)	$(1,533)	$(1,674)

Partnership’s share of net loss	$(106)	$(510)	$(515)	$(338)	$(633)

		Aero	Boeing	PLM
For the six months ended	Lion	California	737-300	Worldwide
June 30, 2004	Partnership1	Trust2	Trust3	Leasing4	Total

Lease revenues and interest and other income	$2,722	$87	$780
Less: Depreciation and amortization expense	557	--	768
Operations support	2,020	15	12
Indirect expenses	155	51	48
Net income (loss)	$(10)	$21	$(48)

Partnership’s share of net (loss) income	$(5)	$8	$(23)	48	$28

As of June 30, 2005, all jointly-owned assets in the Partnership’s equity investment portfolio were on lease except for 105 railcars with a net book value of $0.4 million. As of December 31, 2004, all jointly owned assets in the Partnership’s equity investment portfolio were on lease except for 101 railcars with a net book value of $0.6 million.

In the first quarter of 2005, the lessee of the two stage III commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft in accordance with the lease agreement. The aircraft were sold for their net book value and the trust was dissolved.
1	The Partnership owns a 53% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2  The Partnership owned a 40% interest in the Aero California Trust that was formed in 1996 and dissolved in 2005 that owned two stage III commercial aircraft that were on a direct finance lease.
3	The Partnership owns a 62% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 that owns aircraft related assets.
5	The Partnership owns a 43% interest in PLM Rail Partners, LLC that was formed in the third quarter of 2004 that owns various types of railcars.
6	The Partnership owns a 34% interest in PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 34% interest in PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
8	The Partnership owns a 20% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and other equipment.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equity Investments in Affiliated Entities (continued)

During the three and six months ended June 30, 2005, PLM Railcar Partners LLC disposed of railcars with a net book value of $0.1 million and $0.2 million, respectively, for proceeds of $0.2 million and $0.6 million, respectively, which resulted in a gain on disposition of $0.1 million and $0.4 million, respectively.

During the three and six months ended June 30, 2004, there were no equipment dispositions in entities in which the Partnership had an investment interest.

9. Operating Segments

The Partnership operates in six primary operating segments: marine vessel leasing, aircraft leasing, railcar leasing, trailer leasing, machinery and other equipment leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. There were no intersegment revenues for the three and six months ended June 30, 2005 and 2004. The following tables present a summary of the operating segments (in thousands of dollars):

	Marine				Machinery	Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	And Other	Container
June 30, 2005	Leasing	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$307	$53	$--	$--	$729	$--	$1,089
Interest income and other income	--	--	11	8	--	--	68	87
Gain on disposition of equipment	--	5	13	--	--	76	--	94
Total revenues	--	312	77	8	--	805	68	1,270

Expenses
Depreciation and amortization	--	--	130	--	--	336	--	466
Operations support	--	--	37	1	--	8	--	46
Management fees to affiliate	--	25	3	8	--	27	--	63
Interest expense	--	--	--	--	--	--	141	141
General and administrative expenses	--	110	135	--	--	--	171	416
Provision for bad debts	--	--	6	--	--	--	--	6
Total expenses	--	135	311	9	--	371	312	1,138
Equity in net income (loss) of equity
investments	70	(512)	(346)	--	(170)	--	--	(958)
Net income (loss)	$70	$(335)	$(580)	$(1)	$(170)	$434	$(244)	$(826)
Equipment purchases and
capitalized repairs	$--	$--	$4,754	$--	$--	$--	$--	$4,754
Acquisition fees to affiliate	$--	$--	$214	$--	$--	$--	$--	$214
Total assets as of June 30, 2005	$2,761	$7,571	$7,455	$343	$3,602	$7,911	$5,149	$34,792

	Marine				Marine
For the three months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[2]	Total

Revenues
Lease revenue	$--	$308	$949	$209	$687	$--	$2,153
Interest income and other income	--	--	--	--	--	11	11
Gain (loss) on disposition of equipment	--	--	340	(1)	89	--	428
Total revenues	--	308	1,289	208	776	11	2,592

Expenses
Depreciation and amortization	--	--	531	72	415	3	1,021
Operations support	--	--	298	157	17	--	472
Management fees to affiliate	--	1	55	8	25	--	89
Interest expense	--	--	--	--	--	149	149
General and administrative expenses	--	(5)	206	1	--	257	459
(Recovery of) provision for bad debts	--	--	(1)	1	--	--	--
Total expenses	--	(4)	1,089	239	457	409	2,190
Equity in net (loss) income of equity
investments	(58)	40	--	--	--	--	(18)
Net (loss) income	$(58)	$352	$200	$(31)	$319	$(398)	$384
1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain general and administrative expenses.

2	Includes interest income and costs not identifiable to a particular segment, such as interest expense, and certain amortization and general and administrative expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Operating Segments (continued)

	Marine				Machinery	Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	And Other	Container
June 30, 2005	Leasing	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$3,582	$76	$--	$--	$1,552	$--	$5,210
Interest income and other income	--	--	28	14	--	--	96	138
Gain on disposition of equipment	--	5	25	--	--	181	--	211
Total revenues	--	3,587	129	14	--	1,733	96	5,559

Expenses
Depreciation and amortization	--	--	140	--	--	685	--	825
Operations support	--	--	53	1	--	16	--	70
Management fees to affiliate	--	148	6	16	--	58	--	228
Interest expense	--	--	--	--	--	--	285	285
General and administrative expenses	--	280	153	--	--	--	342	775
Recovery of bad debts	--	(375)	(51)	--	--	--	--	(426)
Total expenses	--	53	301	17	--	759	627	1,757
Equity in net income (loss) of equity
investments	824	(1,013)	(106)	--	(338)	--	--	(633)
Net income (loss)	$824	$2,521	$(278)	$(3)	$(338)	$974	$(531)	$3,169
Equipment purchases and
capitalized repairs	$--	$--	$4,754	$--	$--	$--	$--	$4,754
Acquisition fees to affiliate	$--	$--	$214	$--	$--	$--	$--	$214

	Marine				Marine
For the six months ended	Vessel	Aircraft	Railcar	Trailer	Container
June 30, 2004	Leasing	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$632	$1,851	$427	$1,384	$--	$4,294
Interest income and other income	--	--	--	--	--	31	31
Gain on disposition of equipment	--	--	374	3	126	--	503
Total revenues	--	632	2,225	430	1,510	31	4,828

Expenses
Depreciation and amortization	--	--	1,020	145	848	5	2,018
Operations support	--	--	564	286	30	--	880
Management fees to affiliate	--	11	107	16	52	--	186
Interest expense	--	--	--	--	--	322	322
General and administrative expenses	2	27	354	29	--	549	961
Recovery of bad debts	--	--	(9)	--	--	--	(9)
Total expenses	2	38	2,036	476	930	876	4,358
Equity in net (loss) income of equity
investments	(5)	33	--	--	--	--	28
Net (loss)income	$(7)	$627	$189	$(46)	$580	$(845)	$498
Equipment purchases and
capitalized repairs	$--	$--	$5,969	$--	$--	$--	$5,969
Acquisition fees to affiliate	$--	$--	$269	$--	$--	$--	$269

10. Net (Loss) Income Per Weighted-Average Limited Partnership Unit

Net (loss) income per weighted-average limited partnership unit was computed by dividing net loss or income attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and six months ended June 30, 2005 and 2004 was 7,730,965.

1	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense, certain amortization and certain general and administrative expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Accounts Receivable

Accounts receivable represents balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts receivable were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004

Trade accounts receivable	$1,075	$1,508
Allowance for doubtful accounts	(42)	(454)
	$1,033	$1,054

During the six months ended June 30, 2005, allowance for doubtful accounts decreased $0.4 million due to the collection of receivables that had been previously reserved as a bad debt.

12. Other Assets

The components of the other assets, net, were as follows (in thousands of dollars):

	June 30,	December 31,
	2005	2004
Finance lease receivable	$291	$382
Lease negotiation fees to affiliate, net	127	92
Prepaid expenses	106	64
Debt placement fees, net	95	125
Other assets	5	5
	$624	$668

13. Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is scheduled to expire on May 1, 2006 with all advances due no later than May 1, 2006. As of June 30, 2005 and December 31, 2004, the Partnership had no borrowings outstanding under this facility.

The Partnership made the regularly scheduled principal payments totaling $2.0 million to the lender of the notes payable during the six months ended June 30, 2005.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

14. Concentrations of Credit Risk

For the six months ended June 30, 2005 and 2004, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Sahara Airlines (24% in 2005), Cronos Group (17% in 2004) and American Airlines (11% in 2004). In 2005, the Partnership settled all litigation with Sahara Airlines, a former lessee, who had defaulted on its lease.

As of June 30, 2005 and December 31, 2004, the Partnership’s customers that accounted for 10% or more of the total accounts receivable for the owned equipment and jointly owned equipment were Cronos Group (24% in 2005 and 2004), CFHS Leasing (13% in 2005), Stena Bulk LLC (24% in 2005 and 30% in 2004) and Capital Leasing (17% in 2005 and 16% in 2004).

As of June 30, 2005 and December 31, 2004, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

15. Commitments and Contingencies

Litigation

On December 31, 2003 and during 2004, in the Court of Common Pleas for Williamsburg County, South Carolina, actions have been filed by Harold H. Collins, Dianne Collins his wife, and Rickey Thomas, Sr. against South Carolina Central Railroad Company, Inc., CSX Transportation, Inc., TradeMark Nitrogen, Inc. and PLM Investment Management, Inc., the manager of the Partnership. The actions involve a chemical spill from a railcar owned by the Partnership. All three law suits claim permanent injuries and allege negligence on the part of all four defendants in their duty to exercise reasonable care in the inspection, maintenance and repair of the railcar. The complaints do not allege a specific amount of damages. The General Partner expects that these actions will be amended at some point and that the Partnership will also be named as a defendant.

During April 2005, the trial judge granted the motions of defendants CSX Transportation, Inc. and South Carolina Central Railroad for a change of venue and moved the three cases to Darlington County, South Carolina. The Darlington County trial judge assigned to the cases has most recently stated that he wants the trial in the combined Harold Collins/Dianne Collins case to begin on October 31, 2005.

Demand for indemnification has been made upon the lessee pursuant to the terms of the lease of the railcar. The lessee has also demanded indemnification from PLM Investment Management, Inc. The lessee and PLM Investment Management, Inc. have agreed to postpone this dispute pending resolution of the underlying cases.

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

The General Partner believes that the actions will not have a material effect on the financial condition of the Partnership, are substantially without merit and will vigorously defend against the actions.

In the first quarter of 2005, the Partnership settled all litigation matters with a former India lessee who had defaulted on its lease for several aircraft. The Partnership received $3.3 million in cash. The Partnership incurred legal costs of approximately $0.3 million related to this settlement in the first quarter of 2005.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

Litigation (continued)

The Partnership is involved as plaintiff or defendant in various legal actions incidental to its business. General Partner does not believe that any of these actions will be material to the financial condition or results of operations of the Partnership.

16. Recent Accounting Pronouncements

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

17. Subsequent Event

On August 4, 2005, the Partnership and several affiliated entities (collectively, the  Sellers), including PLM Rail Partners (Rail Partners), an entity in which the Partnership has a 43% ownership interest, entered into an Asset Purchase Agreement (the Purchase Agreement). Pursuant to the Purchase Agreement, the purchaser will acquire the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The aggregate purchase price that the purchaser will pay for the railcar business of the Sellers will be $119.8 million, adjusted to reflect the actual number of railcars and management contracts delivered to the purchaser at the closing.  The portion of the aggregate purchase price to be received by the Partnership and Rail Partners will be based on the appraised value of the railcars delivered by the Partnership and Rail Partners, as determined by an independent third party appraiser.  The General Partner expects the closing of the transactions contemplated by the Purchase Agreement to occur within thirty (30) days. The closing is subject to numerous conditions and there can be no assurance that the closing will occur in that time frame, if at all. If the sale is completed, lease revenues and cash flows will decrease significantly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(I) RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI’s (the Partnership’s) Operating Results for the Three Months Ended June 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues and lease revenue from litigation settlement less operations support on owned equipment decreased during the three months ended June 30, 2005, compared to the same period of 2004. Gains and losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, interest expense, and general and administrative expenses relating to the operating segments (see Note 9 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended June 30,
	2005	2004
Marine containers	$721	670
Aircraft and rotables	307	$308
Railcars	16	651
Trailers	--	52

Marine containers: Marine container lease revenues and operations support were $0.7 million and $8,000, respectively, for the three months ended June 30, 2005, compared to $0.7 million and $17,000, respectively, during the same period of 2004. The increase in lease revenues of $42,000 during the three months ended June 30, 2005 was due to higher lease rates earned on the Partnership's marine containers due to improved market conditions for this equipment.

Aircraft and rotables: Aircraft and rotables lease revenues of $0.3 million for the three months ended June 30, 2005 and 2004. The Partnership's wholly owned aircraft is on lease through July 2008 and as such, lease revenues are expected to remain at current levels over the next 12 months.

Railcars: Railcar lease revenues and operations support were $0.1 million and $37,000, respectively, for the three months ended June 30, 2005, compared to $0.9 million and $0.3 million, respectively, during the same period of 2004. Railcar lease revenues decreased $0.9 million and operations support decreased $0.3 million due to the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the three months ended June 30, 2005, compared to $0.2 million and $0.2 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004.

(B) Indirect expenses Related to Owned Equipment Operations

Total indirect expenses of $1.1 million for the three months ended June 30, 2005 decreased from $1.7 million for the same period in 2004. Significant variances are explained as follows:

(i) A $0.6 million decrease in depreciation and amortization expenses from 2004 levels reflecting the decrease of $0.5 million caused by the transfer of most of the Partnership's owned railcar portfolio into an equity investment in the third quarter of 2004, a decrease of $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.1 million caused by the Partnership's trailer portfolio being placed in a direct finance lease in 2004. These decreases were partially offset by an increase of $0.1 million caused by the purchase of railcars during the second quarter of 2005; and

(ii) A decrease of $26,000 in management fees to affiliates was primarily due to reduced lease revenues caused by the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the three months ended June 30, 2005 totaled $0.1 million, and resulted from the disposition of aircraft rotables, marine containers and railcars, with an aggregate net book value of $0.1 million for proceeds of $0.2 million. The net gain on the disposition of owned equipment for the three months ended June 30, 2004 totaled $0.4 million, and resulted from the disposition of aircraft rotables, marine containers, railcars and trailers, with an aggregate net book value of $0.3 million for proceeds of $0.8 million.

(D) Equity in Net Loss of Equity Investments

Equity in net loss of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months Ended June 30,
	2005	2004
Marine vessel	$70	$(58)
Machinery and other equipment	(170)	--
Railcars	(346)	--
Aircraft	(512)	40
Equity in net loss of equity investments	$(958)	$(18)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on the disposition of equipment, depreciation and amortization expenses, operations support, interest expenses, administrative expenses, and provision for bad debts in the equity investments:

Marine vessel: As of June 30, 2005 and 2004, the Partnership owned an interest in an entity that owned a marine vessel. During the three months ended June 30, 2005, lease revenues of $1.1 million were partially offset by depreciation expense, operations support, and administrative expenses of $1.1 million. During the same period of 2004, lease revenues of $0.7 million were offset by depreciation expense, operations support, and administrative expenses of $0.8 million.

Marine vessel lease revenues increased $0.4 million during the three months ended June 30, 2005 compared to the same period 2004. An increase of $0.2 million was due to a higher lease rate being earned on this equipment compared to the same period of 2004. In addition, the marine vessel earned an additional $0.2 million in 2005 due to being on hire the full second quarter of 2005 compared to the second quarter 2004 when the marine vessel was off-hire for approximately 20 days due to being off-lease while undergoing dry docking. A similar event did not occur in the second quarter of 2005.

Marine vessel operations support and administrative expenses increased $0.3 million during the three months ended June 30, 2005 compared to the same period 2004. An increase of $0.2 million was due to higher operating expenses resulting from the marine vessel being on-lease during all of the second quarter of 2005 compared to 2004 when the marine vessel was undergoing scheduled dry docking and off-lease for 20 days. An increase of $0.1 million was due to increased bad debt expense.

Machinery and other equipment: As of June 30, 2005, the Partnership owned an interest in an entity that owned machinery and other equipment that was formed in the fourth quarter of 2004. During the three months ended June 30, 2005, lease revenues of $0.1 million were offset by depreciation and amortization expense, operations support, and administrative expenses of $0.3 million. The Partnership did not have any equity investments that owned machinery and other equipment in the same period of 2004.

Railcars: As of June 30, 2005, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During the three months ended June 30, 2005, lease revenues of $0.7 million and the gain on the disposition of equipment of $0.1 million were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $1.2 million. The Partnership did not have any equity investments that owned railcars in the same period of 2004.

Aircraft: As of June 30, 2005, the Partnership owned an interest in an entity owning a Boeing 737-300 commercial aircraft, an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. As of June 30, 2004, the Partnership owned an interest in two commercial aircraft on a direct finance lease, an interest in a Boeing 737-300 commercial aircraft, and an interest in an entity owning other aircraft related assets. In the first quarter of 2005, the lessee of the two commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft.

During the three months ended June 30, 2005, revenues of $1.0 million were offset by depreciation expense, operations support, interest expenses and administrative expenses of $1.5 million. During the same period of 2004, revenues of $0.3 million were offset by depreciation and amortization expense, operations support and administrative expenses of $0.3 million.

Aircraft revenues increased $0.7 million due to the Partnership's investment during the third quarter of 2004 into two entities that each own two Boeing 737-500 commercial aircraft.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $1.2 million during the three months ended June 30, 2005 resulting from an increase in depreciation expense of $0.8 million was primarily caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the third quarter of 2004 and an increase in operations support of $0.3 million caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. Equity investments during the same period of 2004 did not have any debt or interest expense.

(E) Net (Loss) Income

As a result of the foregoing, the Partnership's net loss for the three months ended June 30, 2005 was $0.8 million, compared to net income of $0.4 million during the same period of 2004. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended June 30, 2005 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Six Months Ended June 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues and lease revenues from litigation settlement less operations support on owned equipment increased during the six months ended June 30, 2005, compared to the same period of 2004. The following table presents lease revenues less operating support by segment (in thousands of dollars):

	For the Six Months Ended June 30,
	2005	2004
Aircraft and rotables	$3,582	$632
Marine containers	1,536	1,354
Railcars	23	1,287
Trailers	--	141

Aircraft and rotables: Aircraft and rotables lease revenues of $0.6 million and lease revenues from litigation settlement of $3.0 million for the six months ended June 30, 2005, compared to lease revenues of $0.6 million during the same period of 2004. During the six months ended June 30, 2005, the Partnership received lease revenues of $3.0 million in settlement of all litigation matters with a former India lessee who had defaulted on its lease for several aircraft. A similar event did not occur during the same period of 2004.

Marine containers: Marine container lease revenues and operations support were $1.6 million and $16,000, respectively, for the six months ended June 30, 2005, compared to $1.4 million and $30,000, respectively, during the same period of 2004. The increase in lease revenues of $0.2 million during the six months ended June 30, 2005 was due to higher lease rates earned on the Partnership's marine containers due to improved market conditions for this equipment.

Railcars: Railcar lease revenues and operations support were $0.1 million each for the six months ended June 30, 2005, compared to $1.9 million and $0.6 million, respectively, during the same period of 2004. Railcar lease revenues decreased $1.8 million and operations support decreased $0.5 million due to the transfer of most of the Partnership's owned railcar portfolio into an equity investment during the third quarter of 2004.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the six months ended June 30, 2005, compared to $0.4 million and $0.3 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004.

(B) Indirect expenses Related to Owned Equipment Operations

Total indirect expenses of $1.7 million for the six months ended June 30, 2005 decreased from $3.5 million for the same period in 2004. Significant variances are explained as follows:

(i) A $1.2 million decrease in depreciation and amortization expenses from 2004 levels reflecting the decrease of $1.0 million caused by the transfer of most of the Partnership's owned railcar portfolio into an equity investment in the third quarter of 2004, a decrease of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned and a decrease of $0.2 million caused by the Partnership's trailer portfolio being placed in a direct finance lease in 2004 These decreases were partially offset by an increase of $0.1 million caused by the purchase of railcars during the second quarter of 2005;

(ii) A $0.2 million decrease in general and administrative expenses during the six months ended June 30, 2005 was primarily due to lower professional costs associated with the search for potential equipment acquisitions;

(iii) A $37,000 decrease in interest expense resulted from lower average borrowings outstanding in the six months ended June 30, 2005 compared to the same period of 2004;

(iv) Recovery of bad debts increased $0.4 million compared to 2004 due to the collection of receivables primarily from an aircraft lessee that had been previously reserved as a bad debt; and

(v) An increase of $42,000 in management fees to affiliates was primarily the result of higher lease revenues on owned equipment during 2005.

(C) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the six months ended June 30, 2005 totaled $0.2 million, and resulted from the disposition of aircraft rotables, marine containers and railcars, with an aggregate net book value of $0.2 million for proceeds of $0.4 million. The net gain on the disposition of owned equipment for the six months ended June 30, 2004 totaled $0.5 million, and resulted from the disposition of aircraft rotables, marine containers, railcars and trailers, with an aggregate net book value of $0.5 million for proceeds of $1.0 million.

(D) Equity in Net (Loss) Income of Equity Investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Six Months Ended June 30,
	2005	2004
Marine vessel	$824	$(5)
Railcars	(106)	--
Machinery and other equipment	(338)	--
Aircraft	(1,013)	33
Equity in net (loss) income of equity investments	$(633)	$28

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, gain on the disposition of equipment, depreciation and amortization expenses, operations support, interest expenses, administrative expenses, and provision for bad debts in the equity investments:

Marine vessel: As of June 30, 2005 and 2004, the Partnership owned an interest in an entity that owned a marine vessel. During the six months ended June 30, 2005, lease revenues of $2.8 million were partially offset by depreciation expense, operations support, and administrative expenses of $2.0 million. During the same period of 2004, lease revenues of $1.4 million were offset by depreciation expense, operations support, and administrative expenses of $1.4 million.

Marine vessel lease revenues increased $1.4 million during the six months ended June 30, 2005 compared to the same period 2004. An increase of $1.2 million was due to a higher lease rate being earned in 2005 compared to the same period of 2004. In addition, the marine vessel earned an additional $0.3 million due to being on hire the full six months of 2005 compared to the same period of 2004 when the marine vessel was off-hire approximately 30 days due to being off-lease while undergoing dry docking. A similar event did not occur in the first six months of 2005.

Marine vessel operations support and administrative expenses increased $0.5 million during the six months ended June 30, 2005 compared to the same period 2004. An increase of $0.2 million was due to higher operating expenses during the six months ended June 30, 2005 and higher operating expenses of $0.2 million resulting from the marine vessel being on-lease during all of the first six months of 2005 compared to 2004 when the marine vessel was undergoing scheduled dry docking for 30 days. An increase of $0.1 million was due to increased bad debt expense.

Railcars: As of June 30, 2005, the Partnership owned an interest in an entity that owned railcars. These railcars were transferred into this entity on July 1, 2004 from the Partnership's owned equipment portfolio. During the six months ended June 30, 2005, lease revenues of $1.6 million and the gain on the disposition of equipment of $0.2 million were offset by depreciation and amortization expense, operations support, interest expense and administrative expenses of $1.8 million. The Partnership did not have any equity investments that owned railcars in the same period of 2004.

Machinery and other equipment: As of June 30, 2005, the Partnership owned an interest in an entity that owned machinery and other equipment that was formed in the fourth quarter of 2004. During the six months ended June 30, 2005, lease revenues of $0.2 million were offset by depreciation expense, operations support, and administrative expenses of $0.6 million. The Partnership did not have any equity investments that owned machinery and other equipment in the same period of 2004.

Aircraft: As of June 30, 2005, the Partnership owned an interest in an entity owning a Boeing 737-300 commercial aircraft, an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft and an interest in an entity owning other aircraft related assets. As of June 30, 2004, the Partnership owned an interest in two commercial aircraft on a direct finance lease, an interest in a Boeing 737-300 commercial aircraft, and an interest in an entity owning other aircraft related assets. In the first quarter of 2005, the lessee of the two commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft. The aircraft were sold for their net book value.

During the six months ended June 30, 2005, revenues of $1.9 million were offset by depreciation and amortization expense, operations support, interest expenses and administrative expenses of $2.9 million. During the same period of 2004, revenues of $0.5 million were offset by depreciation and amortization expense, operations support and administrative expenses of $0.5 million.

Aircraft revenues increased $1.3 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $2.4 million during the six months ended June 30, 2005 resulting from an increase in depreciation and amortization expense of $1.7 million caused by the Partnership's investment during the third quarter of 2004 into two entities each owning two Boeing 737-500 commercial aircraft and an increase in operations support of $0.6 million caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. Equity investments during the same period of 2004 did not have any debt or interest expense.

(E) Net Income

As a result of the foregoing, the Partnership's net income for the six months ended June 30, 2005 was $3.2 million, compared to net income of $0.5 million during the same period of 2004. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the six months ended June 30, 2005 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

At June 30, 2005, the Partnership had unrestricted cash of $4.9 million.

For the six months ended June 30, 2005, the Partnership generated cash from operations of $5.7 million to meet its operating obligations, pay debt and interest, maintain working capital reserves and make cash distributions of $3.9 million ($0.50 per limited partnership unit) to the limited partners and $0.2 million to PLM Financial Services, Inc. (FSI or the General Partner).

During the six months ended June 30, 2005, the Partnership purchased railcars for $4.8 million and paid FSI or its affiliates $0.2 million for acquisition fees and $47,000 for lease negotiation fees. During the six months ended June 30, 2005, the Partnership disposed of owned equipment and received aggregate proceeds of $0.4 million. Railcars owned by the entity in which the Partnership has an investment were disposed of during the six months ended June 30, 2005 for proceeds of $0.3 million. The proceeds from these railcar disposals will be used to pay down outstanding debt in 2005.

Restricted cash decreased $5.2 million resulting from $4.1 million in cash being released from the escrow account to fund the purchase of railcars and the General Partner's determination that the transaction for which the Partnership had funded $1.1 million in an escrow account to purchase manufacturing equipment would not close.  Accordingly, the funds for this purchase were returned to the Partnership from the escrow agent.

Equity investments in affiliated entities decreased $2.4 million during the six months ended June 30, 2005 due to cash distributions of $1.8 million from the equity investments to the Partnership and from the loss of $0.6 million that was recorded by the Partnership for its interests in the equity investments.

Accounts payable decreased $0.3 million during the six months ended June 30, 2005 due to the timing of cash payments.

Due to affiliates decreased $0.2 million during the six months ended June 30, 2005. A decrease of $0.3 million was due to the payment of engine reserves due to an equity investment. The equity investment used these funds to repair the engines on an aircraft. This decrease was partially offset by an increase of $0.1 million caused by additional engine reserve deposits being received from the equity investment.

The Partnership made its scheduled principal payments totaling $2.0 million on the notes payable during the six months ended June 30, 2005. The Partnership is scheduled to make quarterly debt payments of $1.0 million plus interest to the lenders of the notes payable during 2005. The cash for these payments will come from operations and equipment dispositions.

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

As of August 10, 2005, there were no other outstanding borrowings on this facility by the Partnership. Other borrowers had loans outstanding totaling $9.2 million.

Commitments and contingencies as of June 30, 2005 are as follows (in thousands of dollars):

		Less than	1-3
Partnership Obligations:	Total	1 Year	Years

Notes payable	$8,000	$4,000	$4,000

In the first quarter of 2005, the Partnership settled all litigation with a former lessee who had defaulted on its lease of two commercial aircraft. The Partnership received $3.3 million in cash and incurred legal costs of approximately $0.3 million related to this settlement. Of the $3.3 million, $0.4 million represented lease revenues previously reserved as a bad debt from this lessee and $3.0 million was recorded as lease revenues from litigation settlement.

(III) RECENT ACCOUNTING PRONOUNCEMENTS

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

(IV) OUTLOOK FOR THE FUTURE

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

The Partnership may not reinvest cash flows generated from operations after January 1, 2005 into additional equipment. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment and by certain other events. Although the Partnership is scheduled to terminate on December 31, 2011, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006.

Factors affecting the Partnership’s operations in the remainder of 2005 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Partnership's marine containers is expected to be in the 90 - 95% range in 2005. Marine container manufacturers have recently seen an increase in their inventory of marine containers. This increase may result in a decrease in utilization and lease rates earned on the Partnership's marine containers;

(2) While freight growth for railcars has showed some signs of slowing in the last quarter, utilization remains high, above 90%. Overall railcar loadings are now forecast to grow approximately 4% in 2005, down slightly from the previous forecast but still strong. Railcar manufacturers have full production schedules until the mid-2006 for tank railcars similar to the tank railcars that the Partnership owns and the tank railcars in PLM Rail Partners, LLC (Rail Partners) in which the Partnership has an equity interest.

The Partnership's railcar fleet is largely used by a broadly defined chemical sector. Chemical and petroleum railcar loadings are projected to grow at a higher rate in the second half of 2005 as chemical business is in an upturn. Chemical carloadings may exceed a 3% growth in 2005 but are projected to grow at a slower rate in 2006. At present, the Partnership's tank railcar fleet is highly utilized and appears to be in a position to remain so for the foreseeable future.

Offsetting the generally favorable outlook is the continuation of high steel prices with the resulting increases in the price of new tank railcars and related lease rates. While this improves returns for railcar lessors in the short run, reduced railcar availability and higher lease costs along with railroad operating inefficiencies may cause the chemical industry growth to slow and perhaps cause chemical producers to shift to other forms of transportation. Also, there are a number of potential new railroad operating requirements and regulations which, if adopted, could increase the cost of railcar ownership.

In August 2005, the Partnership and Rail Partners agreed to sell their railcars. The General Partner expects this transaction to close within 30 days. If the sale is completed, lease revenues and cash flows from operations are expected to decrease significantly;

(3) The Partnership has an investment in a double-hull product tanker constructed in 1985, which operates in international markets carrying a variety of clean product/chemical liquid cargoes. Demand for product / chemical shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the voyage charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with very minimum idle time between charters.  Freight rates for marine vessels continued to remain strong due to the demand for sea transportation resulting from improving economies worldwide. The demand is expected to continue until additional new tonnage starts coming on line in late 2005 through 2006. Demand for refined products worldwide and home heating oil on United States due to cold weather on the East Coast helped to keep the charter rates up at or near 2004 highs during the first half of 2005. Going forward, rates are expected to begin to show signs of decreasing during the summer months of 2005, as high gasoline prices are expected to slow down demand. The marine vessel in which the Partnership owns an interest is not scheduled to undergo major maintenance until September 2006.

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

The Partnership owns an interest in a trust that owns a Boeing 737-300 Stage III commercial aircraft that is on lease to a South American carrier through April 2008. During the second quarter of 2005, the lessee of this aircraft notified the General Partner that it was having financial difficulties and that it would be unable to stay current with its lease payments. The trust has agreed to defer a portion of the rent payments due through August 2005. The deferred lease payments are scheduled to be repaid in full by February 2006. As of August 10, 2005, the Trust has a security deposit from this lessee that approximates the unpaid outstanding lease receivable. If the financial condition of the airline does not improve, it is possible that in the future there will be additional collections problems related to this lease.

The Partnership’s owned aircraft rotables are off-lease. The General Partner is currently marketing this equipment for sale. Due to the poor market for these rotables, it may take a considerable period of time to dispose of them;

(5) The management fee rate paid by the Partnership was reduced by 25% for the period starting January 1, 2003 and ending June 30, 2005. As this period has ended, management fees paid to affiliates are expected to increase during the remaining months of 2005;

(6) The Partnership is expected to have increased general and administrative costs as the General Partner liquidates other investments programs that currently share certain general and administrative expenses;

(7) While the Partnership is scheduled to terminate on December 31, 2011, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006;

(8) The timing and amount of future cash distributions to the limited partners and the General Partner will be based on the cash position of the Partnership and operational requirements. The General Partner does not expect to make a cash distribution until at least the fourth quarter of 2005; and

(9) Beginning in 2006, in order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the General Partner is limiting the number of limited partnership units to be traded to 2% per year of the total outstanding units.

Several other factors may affect the Partnership's operating performance in the year 2005 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

The General Partner may elect to sell certain underperforming equipment, equipment whose continued operation may become prohibitively expensive, or has a greater strategic value to others. The General Partner intends to re-lease or sell equipment at prevailing market rates; however, the General Partner cannot predict these future rates with any certainty at this time and cannot accurately assess the effect of such activity on future Partnership performance. The proceeds from the sold or liquidated equipment will be used to fund operations, pay principal and interest on debt and make cash distributions to the partners.

Cash flow and disposition proceeds generated from operations after January 1, 2005 cannot be used to purchase additional equipment. The Partnership will terminate on December 31, 2011, unless terminated earlier upon sale of all equipment or by certain other events.

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

(V) FORWARD-LOOKING INFORMATION

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

PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10.1	Fifth Amendment to Amended and Restated Warehouse Credit Agreement dated July 26, 2005.

31.1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

31.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act.

32.1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

32.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act.

(b)  Reports on Form 8-K

None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH FUND VI

By:  PLM Financial Services, Inc.
General Partner

Date: August 10, 2005             By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer