Form 10QSB
period 2005-09-30
PLM EQUIPMENT GROWTH FUND VI
filed 2005-11-14
CIK 874395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended September 30, 2005.

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)

	September 30,	December 31,
Assets	2005	2004

Equipment held for operating leases, at cost	$36,587	$37,539
Less accumulated depreciation	(29,686)	(29,364)
Net equipment	6,901	8,175

Cash and cash equivalents	10,269	4,656
Restricted cash	--	1,056
Accounts receivable, less allowance for doubtful accounts of
$-0- in 2005 and $375 in 2004	875	1,011
Equity investments in affiliated entities	12,690	15,886
Other assets, net of accumulated amortization of
$56 in 2005 and $328 in 2004	362	576
Assets held for sale	40	6,836

Total assets	$31,137	$38,196

Liabilities and partners’ capital

Liabilities

Accounts payable and accrued expenses	$113	$203
Due to affiliates	1,170	1,307
Notes payable	--	10,000
Liabilities held for sale	1,776	151
Total liabilities	3,059	11,661

Commitments and contingencies

Partners' capital

Limited partners (7,730,965 limited partnership units outstanding)	28,078	26,535
General Partner	--	--
Total partners' capital	28,078	26,535

Total liabilities and partners' capital	$31,137	$38,196

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenues
Lease revenue	$1,048	$1,337	$3,215	$3,780
Lease revenue from litigation settlement	--	--	2,967	--
Interest and other income	104	16	214	47
Gain on disposition of equipment	85	75	266	204
Loss on disposition of equipment	(5)	--	--	--
Total revenues	1,232	1,428	6,662	4,031

Expenses
Depreciation and amortization	319	466	1,004	1,464
Operations support	8	177	25	493
Management fees to affiliate	62	43	284	122
Interest expense	179	153	464	475
General and administrative expenses
to affiliates	17	82	91	262
Other general and administrative expenses	139	107	687	533
Recovery of bad debts	--	(1)	(375)	--
Total expenses	724	1,027	2,180	3,349

Equity in net loss of equity investments	(668)	(187)	(1,195)	(159)

(Loss) income from continuing operations	(160)	214	3,287	523
(Loss) income from operation of discontinued
operations	(2,005)	(148)	(2,283)	41
Gain on disposition of discontinued operations	4,608	--	4,608	--

Net income	$2,443	$66	$5,612	$564

Partners’ share of net income

Limited partners	$2,443	$66	$5,408	$564
General Partner	--	--	204	--

Total	$2,443	$66	$5,612	$564

Limited partners' basic earnings (loss) per
weighted-average limited partnership unit:
(Loss) income from continuing operations	$(0.02)	$0.03	$0.40	$0.06
(Loss) income from operation of
discontinued operations	(0.26)	(0.02)	(0.30)	0.01
Gain on disposition of discontinued operations	0.60	--	0.60	--
	$0.32	$0.01	$0.70	$0.07

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Period from December 31, 2004 to September 30, 2005
(in thousands of dollars)
(unaudited)

	Limited	General
	Partners	Partner	Total

Partners’ capital as of December 31, 2004	$26,535	$-	$26,535

Net income	5,408	204	5,612

Cash distribution	(3,865)	(204)	(4,069)

Partners’ capital as of September 30, 2005	$28,078	$-	$28,078

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Nine Months
	Ended September 30,
	2005	2004
Operating activities
Income from continuing operations	$3,287	$523
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities:
Depreciation and amortization	1,004	1,464
Amortization of debt placement costs	125	83
Recovery of bad debts	(375)	--
Net gain on disposition of equipment	(266)	(204)
Equity in net loss from equity investments	1,195	159
Distributions from equity investments	2,001	756
Changes in operating assets and liabilities:
Accounts receivable	511	(46)
Other assets	(56)	125
Accounts payable and accrued expenses	(90)	139
Due to affiliates	(137)	(180)
Cash provided by operating activities of continuing operations	7,199	2,819
Cash provided by operating activities of discontinued
operations	944	212
Net cash provided by operating activities	8,143	3,031

Investing activities
Investments in equity investments	--	(19,358)
Non-operating distributions from equity investments	--	14,641
Decrease in restricted cash	1,056	410
Payments on finance lease receivable	137	--
Proceeds from disposition of equipment	544	469
Cash provided by (used in) investing activities of continuing
operations	1,737	(3,838)
Cash provided by investing activities of discontinued
operations	9,802	4,302
Net cash provided by investing activities	11,539	464

Financing activities
Payments of notes payable	(10,000)	(3,000)
Cash distribution paid to limited partners	(3,865)	--
Cash distribution paid to General Partner	(204)	--
Net cash used in financing activities	(14,069)	(3,000)

Net increase in cash and cash equivalents	5,613	495
Cash and cash equivalents at beginning of period	4,656	13,294
Cash and cash equivalents at end of period	$10,269	$13,789

Supplemental information
Interest paid by continuing operations	$339	$401

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

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at September 30, 2005 and December 31, 2004, condensed statements of income for the three and nine months ended September 30, 2005 and 2004, condensed statements of changes in partners’ capital for the period from December 31, 2004 to September 30, 2005, and the condensed statements of cash flows for the nine months ended September 30, 2005 and 2004 have been made and are reflected.

During the third quarter of 2005, the Partnership and an investment entity in which the Partnership has an interest, sold all of their remaining railcars. Consequently, the results from this operation have been classified as discontinued operations and prior periods have been restated. (See Note 5 to the unaudited condensed financial statements)

2. Schedule of Partnership Phases

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

3. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2005 presentation. These reclassifications did not have any effect on net income.

4. Cash Distributions

Cash distributions are recorded when declared.

For the nine months ended September 30, 2005, cash distributions declared and paid totaled $3.9 million ($0.50 per limited partnership unit) to the limited partners and $0.2 million to the General Partner. No cash distributions were declared or paid to the limited partners or General Partner during the nine months ended September 30, 2004 or the three months ended September 30, 2005 and 2004.

5. Discontinued Operations

In the third quarter of 2005, the Partnership and several affiliated entities (collectively, the Sellers), including PLM Rail Partners (Rail Partners), an entity in which the Partnership has a 43% ownership interest, entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Discontinued Operations (continued)

The Partnership received net proceeds of $9.7 million from the disposition of its railcar assets including its interest in Rail Partners resulting in a gain on disposition of discontinued operations of $4.6 million. The amount received by the Partnership and Rail Partners was based on the appraised value of the railcars sold by the Partnership and Rail Partners to the purchaser, as determined by an independent third party appraiser or, for railcars manufactured in 2005, the greater of the appraised value or the actual cost. The proceeds received from Rail Partners by the Partnership was net of Rail Partner's repayment of its debt.

Accordingly, the Partnership's railcar leasing operations including its equity investment in Rail Partners are accounted for as discontinued operations.

Net income (loss) from discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows (in thousands of dollars):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues
Lease revenue	$73	$(10)	$149	$1,841
Interest and other income	2	14	30	14
Gain on disposition of equipment	115	135	140	509
Total revenues	190	139	319	2,364

Expenses
Depreciation and amortization	140	12	280	1,032
Operations support	--	(44)	53	520
Management fees to affiliate	5	10	11	117
General and administrative expenses
to affiliates	9	26	23	196
General and administrative expenses	1,866	179	2,005	363
Provision for (recovery of) bad debts	5	16	(46)	7
Total expenses	2,025	199	2,326	2,235
Equity in net loss of equity
investments	(170)	(88)	(276)	(88)
(Loss) income from operations of
discontinued operations	$(2,005)	$(148)	$(2,283)	$41

Gain on disposition of discontinued operations	$4,608	$--	$4,608	$--

Assets and liabilities held for sale as of September 30, 2005 and December 31, 2004 are as follows (in thousands of dollars):

	September 30,	December 31,
Assets	2005	2004
Equipment held for operating leases, net	$--	$129
Restricted cash	--	5,082
Accounts receivable, net	40	43
Equity investment in affiliated entity	--	1,490
Other assets, net	--	92
Total assets held for sale	$40	$6,836
Liabilities
Account payable and other liabilities	$10	$151
Equity investment in affiliated entity	116	--
Other liabilities	1,650	--
Total liabilities held for sale	$1,776	$151

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Discontinued Operations (continued)

Transactions with General Partner and Affiliates - Discontinued Operations

During the three and nine months ended September 30, 2005 and 2004, the Partnership's discontinued operations incurred these types of costs to FSI or its affiliates; acquisition, lease negotiation and management fees and data processing and administrative expenses. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended September 30,	2005	2004	2005	2004
Management fees	$5	$10	$20	$45
Data processing and administrative
expenses	9	26	66	41

	Owned Equipment		Equity Investments
For the nine months ended September 30,	2005	2004	2005	2004
Acquisition fees	$214	$269	$--	$--
Lease negotiation fees	47	60	--	--
Management fees	11	117	102	45
Data processing and administrative
expenses	23	196	165	41

During the nine months ended September 30, 2004, the Partnership purchased $6.0 million in railcars from FSI or its affiliates. The Partnership's cost for the railcars purchased from FSI was the lower of FSI's or its affiliates cost or the fair market value at the time of purchase. In addition, the Partnership transferred 774 owned railcars with a net book value of $11.4 million into Rail Partners. Rail Partners was owned with two affiliated partnerships that also transferred owned railcars into this entity.

6. Transactions with General Partner and Affiliates

The balance due to affiliates as of September 30, 2005 included $0.1 million due to FSI or its affiliates for management fees and $1.1 million due to affiliates in which the Partnership has an equity investment. The balance due to affiliates as of December 31, 2004 included $0.1 million due to FSI and its affiliates for management fees and $1.2 million due to affiliates in which the Partnership has an equity investment.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

6. Transactions with General Partner and Affiliates (continued)

During the three and nine months ended September 30, 2005 and 2004, the Partnership incurred acquisition, lease negotiation, debt placement, and management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
For the three months ended September 30,	2005	2004	2005	2004
Acquisition fees	$--	$--	$--	$900
Lease negotiation fees	--	--	--	200
Debt placement fees	--	--	--	178
Management fees	62	43	66	59
Data processing and administrative
expenses	17	82	11	5

	Owned Equipment		Equity Investments
For the nine months ended September 30,	2005	2004	2005	2004
Acquisition fees	$--	$--	$--	$900
Lease negotiation fees	--	--	--	200
Debt placement fees	--	--	--	178
Management fees	284	122	214	134
Data processing and administrative
expenses	91	262	46	18

During the nine months ended September 30, 2004, the Partnership, and three affiliated entities, formed two investment entities which each purchased two commercial aircraft. The Partnership's net investment in these entities was $4.7 million. (See Note 9 to the unaudited condensed financial statements)

7. Restricted Cash

In December 2004, the General Partner entered into an escrow agreement on behalf of the Partnership to fund equipment purchases in 2005 for which the General Partner has entered into legally binding commitments to purchase in 2004. The General Partner placed $1.1 million with the escrow agent, an unaffiliated third party, during 2004. In the first quarter of 2005, the General Partner determined that the deal for which the escrowed funds were to be used would not close. The $1.1 million in escrowed funds for this deal were returned to the Partnership in the first quarter of 2005.

8. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Marine containers	$21,615	$22,332
Aircraft and rotables	14,972	15,207
	36,587	37,539
Less accumulated depreciation	(29,686)	(29,364)
Net equipment	$6,901	$8,175

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Equipment (continued)

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of September 30, 2005 and December 31, 2004, all owned equipment in the Partnership’s equipment portfolio was on lease except for a portfolio of aircraft rotables with a net book value of $0.3 million.

During the three and nine months ended September 30, 2005, the Partnership disposed of aircraft rotables and marine containers, with an aggregate net book value of $0.1 million and $0.3 million, respectively, for proceeds of $0.2 million and $0.5 million, respectively, which resulted in a net gain on disposition of $0.1 million and $0.3 million, respectively.

During the three and nine months ended September 30, 2004, the Partnership disposed of aircraft rotables, marine containers, and trailers, with an aggregate net book value of $0.1 million and $0.3 million, respectively, for proceeds of $0.1 million and $0.5 million, respectively, which resulted in a gain on disposition of $0.1 million and $0.2 million, respectively.

9. Equity Investments in Affiliated Entities

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

The tables below set forth 100% of the lease revenues and interest and other income, depreciation and amortization expense, interest expense, operations support and administrative expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three and nine months ended September 30, 2005 and 2004 (in thousands of dollars):

		Boeing	PLM
For the three months ended	Lion	737-300	Worldwide
September 30, 2005	Partnership1	Trust2	Leasing3
Lease revenues and interest and other income	$1,377	$392	$71
Less: Depreciation and amortization expense	279	319	--
Operations support	1,181	6	--
General and administrative expenses	48	38	(96)
Net (loss) income	$(131)	$29	$167

Partnership’s share of net (loss) income	$(68)	$18	$42

1	The Partnership owns a 53% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owns a 62% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a stage III commercial aircraft.
3	The Partnership owns a 25% interest in PLM Worldwide Leasing that was formed in 1995 that owns aircraft related assets.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Equity Investments in Affiliated Entities (continued)

For the three months ended	PLM CAL I	PLM CAL II
September 30, 2005 (continued)	LLC 5	LLC 6	CFHS 7	Total
Lease revenues and interest and other income	$999	$989	$571
Less: Depreciation and amortization expense	1,235	1,233	1,387
Interest expense	456	455	--
General and administrative expenses	28	28	29
Net loss	$(720)	$(727)	$(845)

Partnership’s share of net loss	$(243)	$(245)	$(172)	$(668)

		Aero	Boeing	PLM
For the three months ended	Lion	California	737-300	Worldwide
September 30, 2004	Partnership1	Trust2	Trust3	Leasing4
Lease revenues and interest and other income	$2,212	$27	$391
Less: Depreciation and amortization expense	279	--	383
Operations support	1,231	6	5
General and administrative expenses	123	15	26
Net income (loss)	$579	$6	$(23)

Partnership’s share of net income (loss)	$311	$2	$(11)	$(10)

For the three months ended	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	LLC 5	LLC 6	Total
Lease revenues and interest and other income	$380	$371
Less: Depreciation and amortization expense	865	864
Interest expense	202	202
General and administrative expenses	21	21
Net loss	$(708)	$(716)

Partnership’s share of net loss	$(238)	$(241)	$(187)

		Aero	Boeing	PLM
For the nine months ended	Lion	California	737-300	Worldwide
September 30, 2005	Partnership1	Trust2	Trust3	Leasing4
Lease revenues and interest and other income	$6,690	$7	$1,172	$600
Less: Depreciation and amortization expense	836	--	958	--
Operations support	3,944	4	17	--
General and administrative expenses	502	4	91	590
Net income (loss)	$1,408	$(1)	$106	$10

Partnership’s share of net income	$756	$--	$70	$2

1	The Partnership owns a 53% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owned a 40% interest in the Aero California Trust that was formed in 1996 and dissolved in 2005 that owned two stage III commercial aircraft that were on a direct finance lease.
3	The Partnership owns a 62% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing that was formed in 1995 that owns aircraft related assets.
5	The Partnership owns a 34% interest in PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 34% interest in PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 20% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and other equipment.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Equity Investments in Affiliated Entities (continued)

For the nine months ended	PLM CAL I	PLM CAL II
September 30, 2005 (continued)	LLC 5	LLC 6	CFHS 7	Total
Lease revenues and interest and other income	$2,950	$2,922	$1,712
Less: Depreciation and amortization expense	3,706	3,700	4,154
Interest expense	1,402	1,401	--
General and administrative expenses	81	80	77
Net loss	$(2,239)	$(2,259)	$(2,519)

Partnership’s share of net loss	$(753)	$(760)	$(510)	$(1,195)

		Aero	Boeing	PLM
For the nine months ended	Lion	California	737-300	Worldwide
September 30, 2004	Partnership1	Trust2	Trust3	Leasing4
Lease revenues and interest and other income	$4,934	$114	$1,171
Less: Depreciation and amortization expense	836	--	1,151
Operations support	3,251	21	17
General and administrative expenses	278	67	73
Net income (loss)	$569	$26	$(70)

Partnership’s share of net income (loss)	$306	$11	$(35)	$38

For the nine months ended	PLM CAL I	PLM CAL II
September 30, 2004 (continued)	LLC5	LLC6	Total
r Lease revenues and interest and other income	$380	$371
Less: Depreciation and amortization expense	865	864
Interest expense	202	202
General and administrative expenses	21	21
Net loss	$(708)	$(716)

Partnership’s share of net loss	$(238)	$(241)	$(159)

As of September 30, 2005 and December 31, 2004, all jointly-owned assets in the Partnership’s equity investment portfolio were on lease.

In the first quarter of 2005, the lessee of the two stage III commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft in accordance with the lease agreement. The aircraft were sold for their net book value and the trust was dissolved.

1	The Partnership owns a 53% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owned a 40% interest in the Aero California Trust that was formed in 1996 and dissolved in 2005 that owned two stage III commercial aircraft that were on a direct finance lease.
3	The Partnership owns a 62% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a stage III commercial aircraft.
4	The Partnership owns a 25% interest in PLM Worldwide Leasing that was formed in 1995 that owns aircraft related assets.
5	The Partnership owns a 34% interest in PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owns a 34% interest in PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
7	The Partnership owns a 20% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and other equipment.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Equity Investments in Affiliated Entities (continued)

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

The Partnership did not make any equity investments in the nine months ended September 30, 2005.

10. Operating Segments

The Partnership operates in five primary operating segments: marine vessel leasing, aircraft leasing, trailer leasing, machinery and other equipment leasing, and marine container leasing. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers. There were no intersegment revenues for the three and nine months ended September 30, 2005 and 2004. The following tables present a summary of the operating segments of continuing operations (in thousands of dollars):

	Marine			Machinery	Marine
For the three months ended	Vessel	Aircraft	Trailer	And Other	Container
September 30, 2005	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$307	$--	$--	$741	$--	$1,048
Interest and other income	14	--	6	--	--	84	104
(Loss) gain on disposition of equipment	--	(5)	--	--	85	--	80
Total revenues	14	302	6	--	826	84	1,232

Expenses
Depreciation and amortization	--	--	--	--	319	--	319
Operations support	--	--	--	--	8	--	8
Management fees to affiliate	--	15	10	--	37	--	62
Interest expense	--	--	--	--	--	179	179
General and administrative expenses	--	2	--	--	--	154	156
Total expenses	--	17	10	--	364	333	724
Equity in net loss of equity
investments	(68)	(428)	--	(172)	--	--	(668)
(Loss) income from continuing operations	$(54)	$(143)	$(4)	$(172)	$462	$(249)	$(160)
Total assets as of
September 30, 2005	$2,640	$6,950	$298	$3,430	$7,394	$10,425	$31,137

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets and assets held for sale. Also includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain general and administrative expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Operating Segments (continued)

	Marine			Marine
For the three months ended	Vessel	Aircraft	Trailer	Container
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$307	$208	$822	$--	$1,337
Interest and other income	--	--	2	--	14	16
Gain on disposition of equipment	--	--	--	75	--	75
Total revenues	--	307	210	897	14	1,428

Expenses
Depreciation and amortization	--	--	72	393	1	466
Operations support	--	--	163	14	--	177
Management fees to affiliate	--	4	8	31	--	43
Interest expense	--	--	--	--	153	153
General and administrative expenses	--	14	--	--	175	189
Recovery of bad debts	--	--	(1)	--	--	(1)
Total expenses	--	18	242	438	329	1,027
Equity in net income (loss) of equity
Investments	311	(498)	--	--	--	(187)
Income (loss) from continuing operations	$311	$(209)	$(32)	$459	$(315)	$214
Investments in equity investments	$--	$19,358	$--	$--	$--	$19,358

	Marine			Machinery	Marine
For the nine months ended	Vessel	Aircraft	Trailer	And Other	Container
September 30, 2005	Leasing	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$3,889	$--	$--	$2,293	$--	$6,182
Interest and other income	14	--	20	--	--	180	214
Gain on disposition of equipment	--	--	--	--	266	--	266
Total revenues	14	3,889	20	--	2,559	180	6,662

Expenses
Depreciation and amortization	--	--	--	--	1,004	--	1,004
Operations support	--	--	1	--	24	--	25
Management fees to affiliate	--	163	26	--	95	--	284
Interest expense	--	--	--	--	--	464	464
General and administrative expenses	--	282	--	--	--	496	778
Recovery of bad debts	--	(375)	--	--	--	--	(375)
Total expenses	--	70	27	--	1,123	960	2,180
Equity in net income (loss) of equity
investments	756	(1,441)	--	(510)	--	--	(1,195)
Income (loss) from continuing operations	$770	$2,378	$(7)	$(510)	$1,436	$(780)	$3,287

1	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization and general and administrative expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

10. Operating Segments (continued)

	Marine			Marine
For the nine months ended	Vessel	Aircraft	Trailer	Container
September 30, 2004	Leasing	Leasing	Leasing	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$939	$635	$2,206	$--	$3,780
Interest and other income	--	--	2	--	45	47
Gain on disposition of equipment	--	--	3	201	--	204
Total revenues	--	939	640	2,407	45	4,031

Expenses
Depreciation and amortization	--	--	217	1,241	6	1,464
Operations support	--	--	449	44	--	493
Management fees to affiliate	--	15	24	83	--	122
Interest expense	--	--	--	--	475	475
General and administrative expenses	2	41	28	--	724	795
Total expenses	2	56	718	1,368	1,205	3,349
Equity in net income (loss) of equity
Investments	306	(465)	--	--	--	(159)
Income (loss) from continuing operations	$304	$418	$(78)	$1,039	$(1,160)	$523
Investments in equity investments	$--	$19,358	$--	$--	$--	$19,358

11. Basic (Loss) Earnings Per Weighted-Average Limited Partnership Unit

Basic (loss) earnings per weighted-average limited partnership unit was computed by dividing loss or earnings attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three and nine months ended September 30, 2005 and 2004 was 7,730,965.

All special allocations of income to the General Partner are included in the calculation of basic earnings (loss) from continuing operations.

1	Includes certain interest income and costs not identifiable to a particular segment, such as interest expense and certain amortization and general and administrative expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Basic (Loss) Earnings Per Weighted-Average Limited Partnership Unit (continued)

Basic earning or loss per weighted average limited partnership unit from continuing operations, operations of discontinued operations, gain on disposition of discontinued operations and any special allocations to the limited partners are based on the following (in thousands of dollars, except weighted-average limited partnership unit amounts):

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Attributable to limited partners:
Basic (loss) income from continuing operations	$(160)	$214	$3,287	$523
Special allocation of loss	--	--	(204)	--
(Loss) income from continuing operations	(160)	214	3,083	523
(Loss) Income from operations of
discontinued operations	(2,005)	(148)	(2,283)	41
Gain on disposition of discontinued
operations	4,608	--	4,608	--
Net income	$2,443	$66	$5,408	$564

Weighted average limited partnership units
outstanding	7,730,965	7,730,965	7,730,965	7,730,965
Basic earnings:
(Loss) income from continuing operations	$(0.02)	$0.03	$0.40	$0.06
(Loss) income from operations of
discontinued operations	(0.26)	(0.02)	(0.30)	0.01
Gain on disposition of discontinued operations	0.60	--	0.60	--
Net income per weighted average limited
partnership unit	$0.32	$0.01	$0.70	$0.07

12. Accounts Receivable

Accounts receivable represents balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts receivable were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004

Trade accounts receivable	$875	$1,386
Allowance for doubtful accounts	--	(375)
	$875	$1,011

During the nine months ended September 30, 2005, allowance for doubtful accounts decreased $0.4 million due to the collection of receivables that had been previously reserved as a bad debt.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

13. Other Assets

The components of the other assets, net, were as follows (in thousands of dollars):

	September 30,	December 31,
	2005	2004
Finance lease receivable	$246	$382
Prepaid expenses	111	64
Other assets	5	5
Debt placement fees, net	--	125
	$362	$576

14. Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is scheduled to expire on May 1, 2006 with all advances due no later than May 1, 2006. As of September 30, 2005 and December 31, 2004, the Partnership had no borrowings outstanding under this facility.

During August 2005, the Partnership prepaid its outstanding note payable of $8.0 million plus accrued interest of $0.1 million. There was no prepayment penalty associated with the prepayment of the note payable. The cash for the payment came from operations and equipment dispositions. The Partnership also expensed the remaining unamortized portion of debt placement fees related to this note payable of $0.1 million.

15. Concentrations of Credit Risk

For the nine months ended September 30, 2005 and 2004, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Sahara Airlines (22% in 2005), Cronos Group (14% in 2005 and 20% in 2004) and American Airlines (12% in 2004). In 2005, the Partnership settled all litigation with Sahara Airlines, a former lessee, who had defaulted on its lease.

As of September 30, 2005 and December 31, 2004, the Partnership’s customers that accounted for 10% or more of the total accounts receivable for the owned equipment and jointly owned equipment were Cronos Group (25% in 2005 and 30% 2004), CFHS Leasing (20% in 2005), Stena Bulk LLC (33% in 2005 and 38% in 2004) and Capital Leasing (12% in 2005 and 20% in 2004).

As of September 30, 2005 and December 31, 2004, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

16. Commitments and Contingencies

Litigation

On December 31, 2003 and during 2004, in the Court of Common Pleas for Darlington, South Carolina, actions were filed by Harold H. Collins, Dianne Collins his wife, and Rickey Thomas, Sr. against South Carolina Central Railroad Company, Inc., CSX Transportation, Inc., TradeMark Nitrogen, Inc. and PLM Investment Management, Inc., (PLM) the manager of the Partnership. The actions involve a chemical spill from a railcar owned by the Partnership. All three law suits claim permanent injuries and allege negligence on the part of all four defendants in their duty to exercise reasonable care in the selection of railcar type, inspection, maintenance and repair of the railcar. The complaints did not allege a specific amount of damages.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

16. Commitments and Contingencies (continued)

In November 2005, Diane Collins dismissed her case against PLM with prejudice upon settling with the railroad co-defendants.

In November 2005, while his trial was underway, Harold Collins agreed to settle his outstanding litigation with prejudice. The litigation settlement is accrued in (loss) income from operations of discontinued operations in the accompanying unaudited condensed statements of income.

No trial date has been set for the Ricky Thomas Sr. case. Plaintiff's counsel in the Thomas case has requested mediation. The General Partner is currently reviewing this request.

The attorney for these plaintiffs stated that he also represents additional potential plaintiffs. Twenty-two additional actions were filed and subsequently dismissed without prejudice. These actions were not served. A review of these complaints revealed that they are substantially similar to the original complaints. The potential exists for additional claims.

The Partnership's policy is to expense legal fees an incurred. Accordingly, legal fees related to this matter in the fourth quarter of 2005, will be expensed during that period.

In the first quarter of 2005, the Partnership settled all litigation matters with a former India lessee who had defaulted on its lease for several aircraft. The Partnership received $3.3 million in cash. The Partnership incurred legal costs of approximately $0.3 million related to this settlement in the first quarter of 2005.

The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

The General Partner believes that the actions will not have a material effect on the financial condition of the Partnership, are substantially without merit and will vigorously defend against the actions.

17. Recent Accounting Pronouncements

In December 2004, Financial Accounting Standards Board issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  Adoption of Statement 153 did not have a significant effect on the Partnership's unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

17. Recent Accounting Pronouncements (continued)

At the June 15 -16, 2005 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-05 entitled "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. Additionally, on July 14, 2005, the Financial Accounting Standards Board issued a Staff Position FSP-78-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05” which amends the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, to be consistent with EITF Issue No. 04-05. The effective dates of this issue and technical position depend on whether the partnership agreement is new or modified, and is therefore effective for the Partnership no later than the beginning of the first quarter of2006. The General Partner is currently evaluating the effect that this Issue and Staff Position will have on the Partnership’s financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 2005, the Partnership and an investment entity in which the Partnership has an interest, sold all of their remaining railcars. Consequently, the results from this operation have been classified as discontinued operations and prior periods have been restated. (See Note 5 to the unaudited condensed financial statements)

(I) RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI’s (the Partnership’s) Operating Results for the Three Months Ended September 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the three months ended September 30, 2005, compared to the same period of 2004. Gains and losses from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, interest expense, and general and administrative expenses relating to the operating segments (see Note 10 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended September 30,
	2005	2004
Marine containers	$733	$808
Aircraft and rotables	307	307
Trailers	--	45

Marine containers: Marine container lease revenues and operations support were $0.7 million and $8,000, respectively, for the three months ended September 30, 2005, compared to $0.8 million and $14,000, respectively, during the same period of 2004. The decrease in lease revenues of $0.1 million during the three months ended September 30, 2005 was due to lower utilization lease rates earned on the Partnership's marine containers due to the disposition of equipment.

Aircraft and rotables: Aircraft and rotables lease revenues of $0.3 million for the three months ended September 30, 2005 and 2004. The Partnership's wholly owned aircraft is on lease through July 2008 and as such, lease revenues are expected to remain at current levels over the next 12 months.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the three months ended September 30, 2005, compared to $0.2 million and $0.2 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004.

(B) Interest and Other Income

Interest and other income increased $0.1 million in the three months ended September 30, 2005 due to interest earned on higher cash balances compared to the same period of 2004.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $0.7 million for the three months ended September 30, 2005 decreased from $0.9 million for the same period in 2004. Significant variances are explained as follows:

(i) A $0.1 million decrease in depreciation and amortization expenses from 2004 levels reflecting the decrease of $0.1 million caused by equipment dispositions during 2005 and 2004 and a decrease of $0.1 million caused by the Partnership's trailer portfolio being placed on a direct finance lease in 2004;

(ii) A $33,000 decrease in general and administrative expenses during the three months ended September 30, 2005 was primarily due to lower professional costs associated with the search for potential equipment acquisitions; and

(iii) An increase of $26,000 in interest expense resulted from the expensing of the remaining unamortized debt placement fee of $0.1 million being partially offset by a decrease in interest expense of $0.1 million caused by lower average borrowings outstanding in the three months ended September 30, 2005 compared to the same period of 2004.

(D) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the three months ended September 30, 2005 totaled $0.1 million, and resulted from the disposition of aircraft rotables and marine containers with an aggregate net book value of $0.1 million for proceeds of $0.2 million. The gain on the disposition of owned equipment for the three months ended September 30, 2004 totaled $0.1 million, and resulted from the disposition of aircraft rotables, marine containers, and a trailer, with an aggregate net book value of $0.1 million for proceeds of $0.1 million.

(E) Equity in Net Loss of Equity Investments

Equity in net loss of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Three Months Ended September 30,
	2005	2004
Marine vessel	$(68)	$311
Machinery and other equipment	(172)	--
Aircraft	(428)	(498)
Equity in net loss of equity investments	$(668)	$(187)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation and amortization expenses, operations support, interest expense, and administrative expenses:

Marine vessel: As of September 30, 2005 and 2004, the Partnership owned an interest in an entity that owned a marine vessel. During the three months ended September 30, 2005, lease revenues of $0.7 million were partially offset by depreciation expense, operations support, and administrative expenses of $0.8 million. During the same period of 2004, lease revenues of $1.2 million were offset by depreciation expense, operations support, and administrative expenses of $0.9 million.

Marine vessel lease revenues decreased $0.4 million during the three months ended September 30, 2005 compared to the same period 2004. The decrease of $0.4 million was due to a lower lease rate being earned on this equipment resulting from trading in a region of the world that earns a lower lease rate compared to the same period of 2004 during which this marine vessel was trading in a region that earns higher lease rates.

Marine vessel operations support and administrative expenses decreased $0.1 million during the three months ended September 30, 2005 compared to the same period 2004. The decrease of $0.1 million was due to lower operating expenses.

Machinery and other equipment: As of September 30, 2005, the Partnership owned an interest in an entity formed in the fourth quarter of 2004 that owns machinery and other equipment. During the three months ended September 30, 2005, lease revenues of $0.1 million were offset by depreciation and amortization expense and administrative expenses of $0.3 million. The Partnership did not have any equity investments that owned machinery and other equipment in the same period of 2004.

Aircraft: As of September 30, 2005, the Partnership owned an interest in an entity owning a Boeing 737-300 commercial aircraft, an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. As of September 30, 2004, the Partnership owned an interest in two commercial aircraft on a direct finance lease, an interest in a Boeing 737-300 commercial aircraft, an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. In the first quarter of 2005, the lessee of the two commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft.

During the three months ended September 30, 2005, revenues of $0.9 million were offset by depreciation expense, operations support, interest expenses and administrative expenses of $1.4 million. During the same period of 2004, revenues of $0.5 million were offset by depreciation and amortization expense, operations support and administrative expenses of $1.0 million.

Aircraft revenues increased $0.4 million due to the Partnership's investment during the third quarter of 2004 into two entities that each own two Boeing 737-500 commercial aircraft being owned and on lease the entire quarter compared to being owned and on lease for one month of the same period of 2004.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $0.4 million during the three months ended September 30, 2005 resulting from an increase in depreciation expense of $0.3 million caused by the Partnership's investment into two entities each owning two Boeing 737-500 commercial aircraft during the third quarter of 2004 and an increase of $0.2 million caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. Equity investments results for these two entities during the same period of 2004 is the result of one month of operation compared to a full quarter of operations during the three months ended September 30, 2005.

(F) Loss from Operation of Discontinued Operations

During the three months ended September 30, 2005, the Partnership's railcar operations, which are being accounted for as a discontinued operation, generated a loss from operations of $2.0 million compared to a loss of $0.1 million during the same period of 2004.

(G) Gain from Disposition of Discontinued Operations

The Partnership had a gain on disposition of discontinued operations from the sale of its railcar assets of $4.6 million in the three months ended September 30, 2005 compared to $-0- during the same period of 2004.

(H) Net Income

As a result of the foregoing, the Partnership's net income for the three months ended September 30, 2005 was $2.4 million, compared to net income of $0.1 million during the same period of 2004. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended September 30, 2005 is not necessarily indicative of future periods.

Comparison of the Partnership’s Operating Results for the Nine Months Ended September 30, 2005 and 2004

(A) Owned Equipment Operations

Lease revenues and lease revenues from litigation settlement less operations support on owned equipment increased during the nine months ended September 30, 2005, compared to the same period of 2004. The following table presents lease revenues less operating support by segment (in thousands of dollars):

	For the Nine Months Ended September 30,
	2005	2004
Aircraft and rotables	$3,889	$939
Marine containers	2,269	2,162
Trailers	19	186

Aircraft and rotables: Aircraft and rotables lease revenues of $0.9 million and lease revenues from litigation settlement of $3.0 million for the nine months ended September 30, 2005, compared to lease revenues of $0.9 million during the same period of 2004. During the nine months ended September 30, 2005, the Partnership received lease revenues of $3.0 million in settlement of all litigation matters with a former lessee in India who had defaulted on its lease for several aircraft. A similar event did not occur during the same period of 2004.

Marine containers: Marine container lease revenues and operations support were $2.3 million and $24,000, respectively, for the nine months ended September 30, 2005, compared to $2.2 million and $44,000, respectively, during the same period of 2004. The increase in lease revenues of $0.1 million during the nine months ended September 30, 2005 was due to higher lease rates earned on the Partnership's marine containers due to improved market conditions for this equipment during 2005 compared to the same period of 2004.

Trailers: Trailer lease revenues and operations support were $-0- and $-0-, respectively, for the nine months ended September 30, 2005, compared to $0.6 million and $0.4 million, respectively, during the same period of 2004. Trailer lease revenues and operations support decreased due to all of the Partnership's trailers being placed on a direct finance lease in 2004.

(B) Interest and Other Income

Interest and other income increased $0.2 million in the nine months ended September 30, 2005 due to interest earned on higher cash balances compared to the same period of 2004.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses of $2.2 million for the nine months ended September 30, 2005 decreased from $2.9 million for the same period in 2004. Significant variances are explained as follows:

(i) A $0.5 million decrease in depreciation and amortization expenses from 2004 levels reflecting the decrease of $0.2 million caused by equipment dispositions during 2005 and 2004 and a decrease of $0.2 million caused by the Partnership's trailer portfolio being placed on a direct finance lease in 2004;

(ii) A $11,000 decrease in interest expense resulted from a decrease of $0.1 million in interest expense caused by lower average borrowings outstanding in the first nine months of 2005 compared to the same period of 2004 partially offset by an increase of $0.1 million caused by the expensing of the remaining unamortized portion of debt placement fees in the nine months ended September 30, 2005;

(iii) Recovery of bad debts increased $0.4 million compared to 2004 due to the collection of receivables primarily from an aircraft lessee that had been previously reserved as a bad debt; and

(iv) An increase of $0.2 million in management fees to affiliates was primarily the result of higher lease revenues and lease revenues for litigation settlement on owned equipment during 2005.

(D) Net Gain on Disposition of Owned Equipment

The net gain on the disposition of owned equipment for the nine months ended September 30, 2005 totaled $0.3 million, and resulted from the disposition of aircraft rotables and marine containers with an aggregate net book value of $0.3 million for proceeds of $0.5 million. The gain on the disposition of owned equipment for the nine months ended September 30, 2004 totaled $0.2 million, and resulted from the disposition of aircraft rotables, marine containers, and trailers, with an aggregate net book value of $0.3 million for proceeds of $0.5 million.

(E) Equity in Net (Loss) Income of Equity Investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net loss or income generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net income (loss) by equipment type (in thousands of dollars):

	For the Nine Months Ended September 30,
	2005	2004
Marine vessel	$756	$306
Machinery and other equipment	(510)	--
Aircraft	(1,441)	(465)
Equity in net loss of equity investments	$(1,195)	$(159)

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation and amortization expenses, operations support, interest expense, administrative expenses, and provision for bad debts:

Marine vessel: As of September 30, 2005 and 2004, the Partnership owned an interest in an entity that owned a marine vessel. During the nine months ended September 30, 2005, lease revenues of $3.5 million were partially offset by depreciation expense, operations support, and administrative expenses of $2.8 million. During the same period of 2004, lease revenues of $2.6 million were offset by depreciation expense, operations support, and administrative expenses of $2.3 million.

Marine vessel lease revenues increased $0.9 million during the nine months ended September 30, 2005 compared to the same period 2004. An increase of $1.0 million due to a higher lease rate being earned during the first six months of 2005 was partially offset by $0.4 million decrease during the third quarter of 2005 due earning a lower lease rate compared to the same period of 2004. In addition, the marine vessel earned an additional $0.3 million due to being on hire the full nine months of 2005 compared to the same period of 2004 when the marine vessel was off-hire approximately 30 days while undergoing dry docking. A similar event did not occur in the first nine months of 2005.

Marine vessel operations support and administrative expenses increased $0.5 million during the nine months ended September 30, 2005 compared to the same period 2004. The $0.5 million increase was due to an increase of $0.2 million due to higher repairs and maintenance expenses during the nine months ended September 30, 2005, higher operating expenses of $0.2 million resulting from the marine vessel being on-lease during all of the first nine months of 2005 compared to 2004 when the marine vessel was undergoing a scheduled dry docking and off-lease for 30 days and an increase of $0.1 million due to increased bad debt expense.

Machinery and other equipment: As of September 30, 2005, the Partnership owned an interest in an entity formed in the fourth quarter of 2004 that owned machinery and other equipment. During the nine months ended September 30, 2005, lease revenues of $0.3 million were offset by depreciation and amortization expense and administrative expenses of $0.9 million. The Partnership did not have any equity investments that owned machinery and other equipment in the same period of 2004.

Aircraft: As of September 30, 2005, the Partnership owned an interest in an entity owning a Boeing 737-300 commercial aircraft, an interest in two entities that were formed in the third quarter of 2004 each owning two Boeing 737-500 commercial aircraft and an interest in an entity owning other aircraft related assets. As of September 30, 2004, the Partnership owned an interest in entities owning two commercial aircraft on a direct finance lease, an interest in an entity owning a Boeing 737-300 commercial aircraft, an interest in two entities each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. In the first quarter of 2005, the lessee of the two commercial aircraft on a direct finance lease in which the Partnership had an interest, exercised its purchase option for these aircraft. The aircraft were sold for their net book value.

During the nine months ended September 30, 2005, revenues of $2.9 million were offset by depreciation and amortization expense, operations support, interest expenses and administrative expenses of $4.3 million. During the same period of 2004, revenues of $1.0 million were offset by depreciation and amortization expense, operations support and administrative expenses of $1.5 million.

Aircraft revenues increased $1.9 million due to the Partnership's investment into two entities during the third quarter of 2004 that each own two Boeing 737-500 commercial aircraft. These aircraft were owned and on-lease for nine months of 2005 compared to being owned and on lease for one month of the same period of 2004.

Depreciation and amortization expense, operations support, interest expense and administrative expenses increased $2.8 million during the nine months ended September 30, 2005 compared to the same period of 2004 resulting from an increase in depreciation and amortization expense of $1.8 million caused by the Partnership's investment during the third quarter of 2004 into two entities each owning two Boeing 737-500 commercial aircraft and an increase of $0.8 million caused by interest expense from the non-recourse debt financing the two Boeing 737-500 commercial aircraft in each of the entities the Partnership invested in during the third quarter of 2004. The Partnership had an interest in these two entities owning commercial aircraft for nine months of 2005 compared to one month of the same period of 2004..

(F) Income (Loss) from Operation of Discontinued Operations

During the nine months ended September 30, 2005, the Partnership's railcar operations, which are being accounted for as a discontinued operation, generated a loss from operations of $2.3 million compared to income of $41,000 during the same period of 2004.

(G) Gain from Disposition of Discontinued Operations

The Partnership had a gain on disposition of discontinued operations from the sale of its railcar assets of $4.6 million in the nine months ended September 30, 2005 compared to $-0- during the same period of 2004.

(H) Net Income

As a result of the foregoing, the Partnership's net income for the nine months ended September 30, 2005 was $5.6 million, compared to net income of $0.6 million during the same period of 2004. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the nine months ended September 30, 2005 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

DISCONTINUED OPERATIONS

In the third quarter of 2005, the Partnership and several affiliated entities (collectively, the  Sellers), including PLM Rail Partners (Rail Partners), an entity in which the Partnership has a 43% ownership interest, entered into an Asset Purchase Agreement to sell the railcar business of the Sellers, which includes railcars owned and leased by the Sellers as well as management contracts pursuant to which the Sellers manage the railcars of third parties. The sale of the railcar business was completed on August 18, 2005.

The Partnership received net proceeds of $9.7 million from the disposition of its railcar assets including its interest in Rail Partners resulting in a gain on disposition of discontinued operations of $4.6 million. The amount received by the Partnership and Rail Partners was based on the appraised value of the railcars sold by the Partnership and Rail Partners to the purchaser, as determined by an independent third party appraiser or, for railcars manufactured in 2005, the greater of the appraised value or the actual cost. The proceeds received from Rail Partners by the Partnership was net of Rail Partner's repayment of its debt.

Accordingly, the Partnership's railcar leasing operations including its equity investment in Rail Partners are accounted for as discontinued operations and prior periods have been restated.

CONTINUING OPERATIONS

At September 30, 2005, the Partnership had unrestricted cash of $10.3 million.

For the nine months ended September 30, 2005, the Partnership generated cash from operations of $8.1 million which included cash provided by discontinued operations of $0.9 million, to meet its operating obligations, pay debt and interest, maintain working capital reserves and make cash distributions of $3.9 million ($0.50 per limited partnership unit) to the limited partners and $0.2 million to PLM Financial Services, Inc. (FSI or the General Partner).

During the nine months ended September 30, 2005, the Partnership disposed of owned equipment and received aggregate proceeds of $0.5 million.

Restricted cash decreased $1.1 million resulting from the General Partner's determination that the transaction for which the Partnership had funded $1.1 million into an escrow account to purchase manufacturing equipment would not close.  Accordingly, the funds for this purchase were returned to the Partnership from the escrow agent.

Equity investments in affiliated entities decreased $3.2 million during the nine months ended September 30, 2005 due to cash distributions of $2.0 million from the equity investments to the Partnership and from the loss of $1.2 million that was recorded by the Partnership for its interests in the equity investments.

Other assets decreased $0.3 million during the nine months ended September 30, 2005 due to a reduction in debt placement fees of $0.1 million and payments totaling $0.1 million on the finance lease receivable.

Accounts payable increased $0.1 million during the nine months ended September 30, 2005 due to the timing of cash payments.

Due to affiliates decreased $0.1 million during the nine months ended September 30, 2005. A decrease of $0.3 million was due to the payment of engine reserves due to an equity investment. The equity investment used these funds to repair the aircraft. This decrease was partially offset by an increase of $0.2 million caused by additional engine reserve deposits being received from the equity investment.

Notes payable decreased $10.0 million during the nine months ended September 30, 2005. The Partnership made the regularly scheduled principal payments of $1.0 million in the first and second quarters of 2005. In August 2005, the Partnership prepaid the remaining outstanding note payable of $8.0 million plus accrued interest. There was no prepayment penalty associated with the payment of the note payable. The cash for these payments came from operations and equipment dispositions.

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

As of November 11, 2005, there were no other outstanding borrowings on this facility by the Partnership or other eligible borrowers.

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

CONTINGENCIES AND LITIGATION

On December 31, 2003 and during 2004, in the Court of Common Pleas for Darlington, South Carolina, actions were filed by Harold H. Collins, Dianne Collins his wife, and Rickey Thomas, Sr. against South Carolina Central Railroad Company, Inc., CSX Transportation, Inc., TradeMark Nitrogen, Inc. and PLM Investment Management, Inc., (PLM) the manager of the Partnership. The actions involve a chemical spill from a railcar owned by the Partnership. All three law suits claim permanent injuries and allege negligence on the part of all four defendants in their duty to exercise reasonable care in the selection of railcar type, inspection, maintenance and repair of the railcar. The complaints did not allege a specific amount of damages.

In November 2005, Diane Collins dismissed her case against PLM with prejudice upon settling with the railroad co-defendants.

In November 2005, while his trial was underway, Harold Collins agreed to settle his outstanding litigation with prejudice. The litigation settlement is accrued in (loss) income from operations of discontinued operations in the accompanying unaudited condensed statements of income.

No trial date has been set for the Ricky Thomas Sr. case. Plaintiff's counsel in the Thomas case has requested mediation. The General Partner is currently reviewing this request.

The attorney for these plaintiffs stated that he also represents additional potential plaintiffs. Twenty-two additional actions were filed and subsequently dismissed without prejudice. These actions were not served. A review of these complaints revealed that they are substantially similar to the original complaints. The potential exists for additional claims.

The Partnership's policy is to expense legal fees an incurred. Accordingly, legal fees related to this matter in the fourth quarter of 2005, will be expensed during that period.

The Partnership is subject to legal proceedings involving ordinary and routine claims related to its business. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are disclosed if considered reasonably possible and accrued if considered probable after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the Partnership may be required to record additional litigation expense.

The General Partner believes that the actions will not have a material effect on the financial condition of the Partnership, are substantially without merit and will vigorously defend against the actions.

(III) RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, Financial Accounting Standards Board issued Statement 153, "Exchanges of Non-monetary Assets" (Statement 153), an amendment of Accounting Principles Board Opinion No. 29. Statement 153 is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  Adoption of Statement 153 did not have a significant effect on the Partnership's financial statements.

At the June 15 -16, 2005 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-05 entitled "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. Additionally, on July 14, 2005, the Financial

Accounting Standards Board issued a Staff Position FSP-78-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05” which amends the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, to be consistent with EITF Issue No. 04-05. The effective dates of this issue and technical position depend on whether the partnership agreement is new or modified, and is therefore effective for the Partnership no later than the beginning of the first quarter of 2006. The General Partner is currently evaluating the effect that this Issue and Staff Position will have on the Partnership’s financial position and results of operations.

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

The Partnership intends to use future cash flow from operations to satisfy its operating requirements and make cash distributions to the partners.

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

Disposition of the Partnership's equipment and investments in entities owning equipment may result in a reduction of cash flows from operations to the Partnership.

Factors affecting the Partnership’s operations in the remainder of 2005 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Partnership's marine containers is expected to be in the 90 - 95% range in the remainder of 2005. Marine container manufacturers have recently seen an increase in their inventory of marine containers. This increase may result in a decrease in utilization and lease rates earned on the Partnership's marine containers.

The lessee of 1,181 of the Partnership's marine containers, representing 13% of the Partnership's marine containers, has an option to purchase these marine containers in the first quarter of 2006. As the purchase option is less than the current fair market value of these marine containers, the General Partner expects that the option will be exercised. This will cause a decline of lease revenues earned by the Partnership;

(2) The Partnership has an investment in an entity owning a double-hull product tanker constructed in 1985, which operates in international markets carrying a variety of clean product/chemical liquid cargoes. Demand for product / chemical shipping is closely tied to worldwide economic growth patterns, which can affect demand by causing changes in specific grade volume on trade routes. The General Partner operates the Partnership’s product tanker in the voyage charter markets, carrying mostly gasoline, jet fuel, gas oils and similar petroleum distillates or simple chemicals or vegetable oils, an approach that provides the flexibility to adapt to changes in market conditions.

The Partnership’s product tanker has continued to operate with very minimum idle time between charters. The third quarter 2005 started slowly due to low summer product demand, however, two major hurricanes in the United States (US) gulf created major problems with the oil supply chain and especially the limited refinery capacity of the US. Several major refineries in the US gulf area were shut down or product refining capacity severely reduced resulting in shortage of refined products such as gasoline, jet fuel, heating oil, etc. which created a high demand for imported product from Europe and elsewhere. These events drove the shipping markets for product carriers to all time highs. While some, but not all refining capacity has come back on stream, the demand, while off the highs, remains strong and should continue for the rest of 2005 and into early 2006. The advent of the heating oils season in North America with supply levels reported low could further prolong the strong product tanker market.

The marine vessel owned by an entity in which the Partnership has an interest is 20 plus years old which may limit its future marketability.  Marine vessels of this age typically earn a lower charter rate than newer more efficient marine vessels and may have increased off-hire time;

(3) Market demand for new and used aircraft continues to be severely impacted by the poor financial condition of the airline industry.

The General Partner believes that the commercial aviation industry is recovering from several years of reduced travel; however, the General Partner views the recovery with caution as major increases in the cost of fuel has added another factor to further weakening yields of the airlines. The General Partner believes that stabilization of fuel prices will be critical for the recovery in the airline industry to continue.

The Partnership owns an interest in a trust that owns a Boeing 737-300 Stage III commercial aircraft that is on lease to a South American carrier through April 2008. During the second quarter of 2005, the lessee of this aircraft notified the General Partner that it was having financial difficulties and that it would be unable to stay current with its lease payments. The trust agreed to defer a portion of the rent payments due through August 2005. The deferred lease payments are scheduled to be repaid in full by February 2006. As of November 11, 2005, the Trust has a security deposit from this lessee that exceeds the unpaid outstanding lease receivables. If the financial condition of the airline does not improve, it is possible that in the future there will be additional collections problems related to this lease.

The Partnership’s owned aircraft rotables are off-lease. The General Partner is marketing this equipment for sale. Due to the poor market for these rotables, it is taking a considerable period of time to dispose of them.

The Partnership has an interest in four aircraft on lease to a major US airline. While the General Partner is not aware of any specific liquidity problems in regards to this lessee, the poor financial condition of the US airline industry, which has included several bankruptcies this year, indicate there could be collection issues related to this lessee in the future;

(4) The Partnership is expected to have increased general and administrative costs as the General Partner liquidates other investments programs that currently share certain general and administrative expenses;

(5) The Partnership's debt was prepaid in the third quarter of 2005 and, accordingly, interest expense will decrease in the future;

(6) While the Partnership is scheduled to terminate on December 31, 2011, the General Partner is managing the Partnership with the objective of having all owned and partially owned equipment disposed of by December 31, 2006;

(7) The timing and amount of future cash distributions to the limited partners and the General Partner will be based on the cash position of the Partnership and operational requirements;

(8) In the fourth quarter of 2005, the Partnership settled certain of its outstanding litigation. Payment of this settlement is expected prior to the end of 2005; and

(9) Beginning in 2006, in order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, the General Partner is limiting the number of limited partnership units to be traded to 2% per year of the total outstanding units.

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

Quarterly Evaluation of the Partnership’s Disclosure Controls and Internal Controls

(1) As of the end of the period prior to the filing of this report, the General Partner carried out an evaluation, under the supervision and with the participation of the General Partner’s management, including it’s President and CFO, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the President and CFO concluded that the Partnership’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Partnership’s required to be included in the Partnership’s exchange act filings.

(2) There have been no significant changes in the Partnership’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the General Partner carried out its evaluations.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 31, 2003 and during 2004, in the Court of Common Pleas for Darlington, South Carolina, actions were filed by Harold H. Collins, Dianne Collins his wife, and Rickey Thomas, Sr. against South Carolina Central Railroad Company, Inc., CSX Transportation, Inc., TradeMark Nitrogen, Inc. and PLM Investment Management, Inc., (PLM) the manager of the Partnership. The actions involve a chemical spill from a railcar owned by the Partnership. All three law suits claim permanent injuries and allege negligence on the part of all four defendants in their duty to exercise reasonable care in the selection of railcar type, inspection, maintenance and repair of the railcar. The complaints did not allege a specific amount of damages.

In November 2005, Diane Collins dismissed her case against PLM with prejudice upon settling with the railroad co-defendants.

In November 2005, while his trial was underway, Harold Collins agreed to settle his outstanding litigation with prejudice. The litigation settlement is accrued in (loss) income from operations of discontinued operations in the accompanying unaudited condensed statements of income.

No trial date has been set for the Ricky Thomas Sr. case. Plaintiff's counsel in the Thomas case has requested mediation. The General Partner is currently reviewing this request.

The attorney for these plaintiffs stated that he also represents additional potential plaintiffs. Twenty-two additional actions were filed and subsequently dismissed without prejudice. These actions were not served. A review of these complaints revealed that they are substantially similar to the original complaints. The potential exists for additional claims.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

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

       (b)  Reports on Form 8-K

Report 8-K dated August 10, 2005 announcing that the Partnership has entered into a definitive agreement to sell the Partnership's railcar assets to the CIT Group Inc.

Report 8-K dated August 18, 2005, announcing the completion of the sale of the Partnership's railcar assets to the CIT Group Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLM EQUIPMENT GROWTH FUND VI

By:      PLM Financial Services, Inc.
    General Partner

Date: November 11, 2005          By:     /s/ Richard K Brock
   Richard K Brock
  Chief Financial Officer