Form 10QSB
period 2006-03-31
PLM EQUIPMENT GROWTH FUND VI
filed 2006-05-15
CIK 874395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________
FORM 10-QSB

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal quarter ended March 31, 2006.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 0-21806
_______________________

PLM EQUIPMENT GROWTH FUND VI

(Exact name of Registrant as specified in its charter)

California 94-3135515
(State or other jurisdiction of (I.R.S. Employer
incorporation or organization) Identification No.)

405 Lexington Avenue, 67th floor New York, NY 10174
(Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: (212) 682-3344
_______________________
Securities registered under Section 12(b) of the Exchange Act:
Limited Partnership Units
(Title of class)

Check whether the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-QSB or any amendment to this Form 10-QSB. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

Registrant's aggregate market value of voting stock: N/A

Registrant's Limited Partnership units outstanding as of March 31, 2006 were 7,730,965.

Registrant's revenues for the period ended March 31, 2006 was $1,326,000.

Transitional Small Business Disclosure Format: Yes [ ] No [ X ]

PART I

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED BALANCE SHEETS
(in thousands of dollars, except unit amounts)
(unaudited)
	March 31,	December 31,
	2006	2005
Assets

Equipment held for operating leases, at cost	$34,898	$36,305
Less accumulated depreciation	(29,127)	(29,786)
Net equipment	5,771	6,519

Cash and cash equivalents	13,137	9,744
Accounts receivable	688	778
Equity investments in affiliated entities	10,062	12,306
Other assets, net of accumulated amortization of
$61 in 2006 and $58 in 2005	159	178
Assets held for sale	33	33

Total assets	$29,850	$29,558

Liabilities and partners’ capital

Liabilities

Accounts payable and accrued expenses	$4	$127
Due to affiliates	1,348	1,253
Liabilities held for sale	95	123
Total liabilities	1,447	1,503

Commitments and contingencies

Partners' capital

Limited partners (7,730,965 limited partnership units outstanding)	28,403	28,055
General Partner	--	--
Total partners' capital	28,403	28,055

Total liabilities and partners' capital	$29,850	$29,558

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF INCOME
(in thousands of dollars, except weighted-average limited partnership unit amounts)
(unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Revenues
Lease revenue	$990	$1,131
Lease revenue from litigation settlement	--	2,967
Interest and other income	95	34
Gain on disposition of equipment	241	105
Total revenues	1,326	4,237

Expenses
Depreciation and amortization	295	349
Operations support	4	8
Management fees to affiliate	70	162
Interest expense	6	144
General and administrative expenses to affiliates	--	58
Other general and administrative expenses	155	283
Impairment loss on equipment	88	--
Recovery of bad debts	--	(375)
Total expenses	618	629

Equity in net (loss) income of equity investments	(290)	85

Income from continuing operations	418	3,693

Discontinued operations:
(Loss) income from operation of discontinued operations	(70)	302

Net income	$348	$3,995

Partners’ share of net income

Limited partners	$348	$3,995
General Partner	--	, --

Total	$348	$3,995

Limited partners' basic earnings (loss) per
weighted-average limited partnership unit:
Income from continuing operations	$0.05	$0.48
(Loss) income from operation of discontinued operations	(0.01)	0.04
	$0.04	$0.52

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
For the Period from December 31, 2005 to March 31, 2006
(in thousands of dollars)
(unaudited)

	Limited	General
Partners		Partner	Total

Partners’ capital as of December 31, 2005	$28,055	$--	$28,055

Net income	348	--	348

Partners’ capital as of March 31, 2006	$28,403	$--	$28,403

See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands of dollars)
(unaudited)

	For the Three Months
	Ended March 31,
	2006	2005
Operating activities
Income from continuing operations	$418	$3,693
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities:
Depreciation	293	347
Amortization	2	2
Amortization of debt placement costs	--	18
Impairment loss on equipment	88	--
Recovery of bad debts	--	(375)
Gain on disposition of equipment	(241)	(105)
Equity in net loss (income) from equity investments	290	(85)
Distributions from equity investments	1,954	1,448
Changes in operating assets and liabilities:
Accounts receivable	90	480
Other assets	17	(80)
Accounts payable and accrued expenses	(123)	(82)
Due to affiliates	95	(209)
Cash provided by operating activities of continuing operations	2,883	5,052
Cash used in operating activities of discontinued operations	(98)	(23)
Net cash provided by operating activities	2,785	5,029

Investing activities
Decrease in restricted cash	--	1,056
Collections on finance lease receivable	--	45
Proceeds from disposition of equipment	608	218
Cash provided by investing activities of continuing operations	608	1,319
Cash used in investing activities of discontinued operations	--	(2)
Net cash provided by investing activities	608	1,317

Financing activities
Payments of notes payable	--	(1,000)
Net cash used in financing activities	--	(1,000)

Net increase in cash and cash equivalents	3,393	5,346
Cash and cash equivalents at beginning of period	9,744	4,656
Cash and cash equivalents at end of period	$13,137	$10,002

Supplemental information
Interest paid	$6	$126
See accompanying notes to unaudited condensed financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

1. Basis of Presentation

The unaudited financial statements presented herein are prepared in conformity with generally accepted accounting principles in the United States of America and the instructions for preparing Form 10-QSB under Rule 310 of Regulation S-B of the Securities and Exchange Commission. Rule 310 provides that disclosures that would substantially duplicate those contained in the most recent annual report may be omitted from interim financial statements. The accompanying unaudited condensed financial statements have been prepared on that basis and, therefore, should be read in conjunction with the financial statements and notes presented in the 2005 Annual Report (Form 10-KSB) of PLM Equipment Growth Fund VI (the Partnership) on file with the United States Securities and Exchange Commission. Except as disclosed herein, there have been no material changes to the information presented in the notes to the 2005 Annual Report in Form 10-KSB.

In the opinion of the management of PLM Financial Services, Inc. (FSI or the General Partner) all adjustments necessary, consisting primarily of normal recurring accruals, to present fairly the Partnership’s unaudited condensed balance sheets at March 31, 2006 and December 31, 2005, condensed statements of income for the three months ended March 31, 2006 and 2005, condensed statements of changes in partners’ capital for the period from December 31, 2005 to March 31, 2006, and the condensed statements of cash flows for the three months ended March 31, 2006 and 2005 have been made and are reflected.

During the third quarter of 2005, the Partnership and an investment entity in which the Partnership had an interest, sold all of their remaining railcars. Consequently, the results from this operation have been classified as assets held for sale and discontinued operations and prior periods have been restated. (See Note 4 to the unaudited condensed financial statements).

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

3. Reclassifications

Certain amounts previously reported have been reclassified to conform to the 2006 presentation. These reclassifications did not have any effect on total assets, total liabilities and net income.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

4. Discontinued Operations

Net income (loss) from discontinued operations are as follows (in thousands of dollars):

For the Three Months Ended
March 31,

	2006	2005

Revenues
Lease revenue	$--	$23
Interest and other income	--	17
Gain on disposition of equipment	--	12
Total revenues	--	52

Expenses
Depreciation and amortization	--	10
Operations support	--	16
Management fees to affiliate	--	3
General and administrative expenses to affiliates	--	4
General and administrative expenses	70	14
Recovery of bad debts	--	(57)
Total expenses	70	(10)

Equity in net income of equity investment	--	240

(Loss) income from operation of discontinued operations	$(70)	$302

Assets and liabilities held for sale are as follows (in thousands of dollars):

	March 31,	December 31,
Assets	2006	2005
Accounts receivable, net	$33	$33
Total assets held for sale	$33	$33
Liabilities
Account payable and other liabilities	$95	$123
Total liabilities held for sale	$95	$123

Transactions with General Partner and Affiliates - Discontinued Operations

During the three months ended March 31, 2005, the Partnership's discontinued operations incurred management fees and data processing and administrative expenses to FSI or its affiliates. No similar types of fees or expenses were incurred from discontinued operations during the three months ended March 31, 2006. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment	Equity Investments
	2005	2005
Management fees	$3	$43
Data processing and administrative
expenses	4	45

5. Transactions with General Partner and Affiliates

The balance due to affiliates as of March 31, 2006 included $0.1 million due to FSI for management fees and $1.3 million due to affiliates in which the Partnership has an equity investment. The balance due to affiliates as of December 31, 2005 included $0.1 million due to FSI for management fees and $1.2 million due to affiliates in which the Partnership has an equity investment. The balance due to equity investments represents lessee security deposits and lessee payments for aircraft engine repairs owned by an equity investment being held by the Partnership.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

5. Transactions with General Partner and Affiliates (continued)

During the three months ended March 31, 2006 and 2005, the Partnership incurred management fees and data processing and administrative expenses to FSI or its affiliates. The components of these fees and expenses incurred to FSI or its affiliates were as follows (in thousands of dollars):

	Owned Equipment		Equity Investments
	2006	2005	2006	2005
Management fees	$70	$162	$83	$86
Data processing and administrative
expenses	--	58	--	19

6. Equipment

The components of owned equipment were as follows (in thousands of dollars):

	March 31,	December 31.
Equipment Held for Operating Leases	2006	2005
Marine containers	$20,000	$21,378
Aircraft and rotables	14,898	14,927
	34,898	36,305
Less accumulated depreciation	(29,127)	(29,786)
Net equipment	$5,771	$6,519

Equipment held for operating leases is stated at cost less depreciation and any impairments to the carrying value.

As of March 31, 2006 and December 31, 2005, all owned equipment in the Partnership’s equipment portfolio was on lease except for a portfolio of aircraft rotables with a net book value of $0.2 million and $0.3 million, respectively.

In the quarter ended March 31, 2006, the Partnership recorded an impairment to owned aircraft rotables. The Partnership has been marketing the aircraft rotables for sale over the last year. There was a significant declined in sales of this equipment during the first quarter of 2006, which indicated that an impairment may exist. The Partnership determined the fair value of the remaining aircraft rotables based on a valuation given by its independent third party aircraft equipment manager that considered, among other factors, condition of the aircraft rotables, estimated sales proceeds and holding costs. As a result of this, the Partnership recorded an impairment of $0.1 million to owned aircraft rotables. No impairments were required to be recorded in the first quarter of 2005.

During the three months ended March 31, 2006, the Partnership disposed of aircraft rotables and marine containers, with an aggregate net book value of $0.4 million for proceeds of $0.6 million, which resulted in a gain on disposition of $0.2 million.

During the three months ended March 31, 2005, the Partnership disposed of aircraft rotables and marine containers with an aggregate net book value of $0.1 million for proceeds of $0.2 million which resulted in a gain on disposition of $0.1 million.

The lessee for 585 of the Partnership's marine containers has given notice to the Partnership that it intends to exercise the option to purchase these marine containers in the second quarter of 2006. The purchase option for these marine containers is in excess of the net book value. (See Note 16 to the unaudited condensed financial statements)

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Equity Investments in Affiliated Entities

The Partnership owns equipment jointly with affiliated programs and non-affiliated third parties.

The tables below set forth 100% of the lease revenues and interest and other income, depreciation and amortization expense, interest expense, operations support and administrative expenses, and net income (loss) of the entities in which the Partnership has an interest, and the Partnership‘s proportional share of income (loss) in each entity for the three months ended March 31, 2006 and 2005 (in thousands of dollars):

		Boeing
For the three months ended	Lion	737-300
March 31, 2006	Partnership[1]	Trust[2]	CFHS[3]
Lease revenues and interest and other income	$2,060	$343	$790
Less: Depreciation and amortization expense	279	299	998
Operations support	1,440	10	--
General and administrative expenses	127	24	27
Net income (loss)	$214	$10	$(235)

Partnership’s share of net income (loss)	$112	$7	$(48)

For the three months ended	PLM CAL I	PLM CAL II
March 31, 2006 (continued)	LLC [4]	LLC [5]	Total
Lease revenues and interest and other income	$977	$968
Less: Depreciation and amortization expense	1,030	1,029
Interest expense	456	455
General and administrative expenses	23	23
Net loss	$(532)	$(539)

Partnership’s share of net loss	$(179)	$(182)	$(290)

1	The Partnership owns a 53% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owns a 62% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing 737-300 stage III commercial aircraft.
3	The Partnership owns a 20% interest in CFHS that was formed in 2004 that owns various types of machinery and other equipment.
4	The Partnership owns a 34% interest in PLM CAL I LLC that was formed in 2004 that owns two Boeing 737-500 stage III commercial aircraft.
5	The Partnership owns a 34% interest in PLM CAL II LLC that was formed in 2004 that owns two Boeing 737-500 stage III commercial aircraft.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

7. Equity Investments in Affiliated Entities (continued)

For the three months ended	Lion	Boeing 737-300
March 31, 2005	Partnership[1]	Trust[2]	CFHS[3]
Lease revenues and interest and other income	$3,163	$390	$571
Less: Depreciation and amortization expense	279	320	1,380
Operations support	1,291	6	--
Indirect expenses	176	23	24
Net income (loss)	$1,417	$41	$(833)

Partnership’s share of net income (loss)	$754	$27	$(168)

PLM
For the three months ended	PLM CAL I	PLM CAL II	Worldwide
March 31, 2005 (continued)	LLC[4]	LLC[5]	Leasing Corp.[6]	Total

Lease revenues and interest and other income	$967	$958	$317
Less: Depreciation and amortization expense	1,235	1,234	--
Interest expense	490	489	--
Operations support	--	--	--
Indirect expenses	27	27	308
Net (loss) income	$(785)	$(792)	$9

Partnership’s share of net (loss) income	$(264)	$(266)	$2	$85

As of March 31, 2006 and December 31, 2005, all jointly-owned assets in the Partnership’s equity investment portfolio were on lease.

8. Operating Segments

The Partnership operates in four operating segments: aircraft leasing, marine container leasing, marine vessel leasing and machinery and other equipment. Each equipment leasing segment engages in operating leases to a variety of customers.

1	The Partnership owns a 53% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owns a 62% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a Boeing 737-300 stage III commercial aircraft.
3	The Partnership owns a 20% interest in CFHS that was formed in 2004 that owns various types of machinery and other equipment.
4	The Partnership owns a 34% interest in PLM CAL I LLC that was formed in 2004 that owns two Boeing 737-500 stage III commercial aircraft.
5	The Partnership owns a 34% interest in PLM CAL II LLC that was formed in 2004 that owns two Boeing 737-500 stage III commercial aircraft.
6	The Partnership owned a 25% interest in PLM Worldwide Leasing Corp. that was formed in 1995 and dissolved in 2005 that owned aircraft related assets.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

8. Operating Segments (continued)

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. There were no intersegment revenues for the three months ended March 31, 2006 and 2005.

The following tables present a summary of the operating segments (in thousands of dollars):

	Marine		Machinery	Marine
For the three months ended	Vessel	Aircraft	And Other	Container
March 31, 2006	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$300	$--	$690	$--	$990
Interest and other income	--	--	--	--	95	95
Gain on disposition of equipment	--	--	--	241	--	241
Total revenues	--	300	--	931	95	1,326

Expenses
Depreciation and amortization	--	--	--	295	--	295
Operations support	--	4	--	--	--	4
Management fees to affiliate	--	15	--	34	21	70
Interest expense	--	--	--	--	6	6
General and administrative expenses	--	--	--	--	155	155
Impairment loss on equipment	--	88	--	--	--	88
Total expenses	--	107	--	329	182	618
Equity in net income (loss) of equity
Investments	112	(354)	(48)	--	--	(290)
Income (loss) from continuing operations	$112	$(161)	$(48)	$602	$(87)	$418
Total assets as of
March 31, 2006	$1,740	$5,276	$3,207	$6,334	$13,293	$29,850

	Marine		Machinery	Marine
For the three months ended	Vessel	Aircraft	And Other	Container
March 31, 2005	Leasing	Leasing	Equipment	Leasing	Other[1]	Total

Revenues
Lease revenue	$--	$3,275	$--	$823	$--	$4,098
Interest and other income	--	--	--	--	34	34
Gain on disposition of equipment	--	--	--	105	--	105
Total revenues	--	3,275	--	928	34	4,237

Expenses
Depreciation and amortization	--	--	--	349	--	349
Operations support	--	--	--	8	--	8
Management fees to affiliate	--	123	--	31	8	162
Interest expense	--	--		--	144	144
General and administrative expenses	--	170	--	--	171	341
Recovery of bad debts	--	(375)	--	--	--	(375)
Total expenses	--	(82)	--	388	323	629
Equity in net income (loss) of equity
investments	754	(501)	(168)	--	--	85
Income (loss) from continuing operations	$754	$2,856	$(168)	$540	$(289)	$3,693

1
Includes certain assets not identifiable to a specific segment such as cash and certain other assets and assets held for sale. Also includes certain interest income, management fees related to trailer leasing and costs not identifiable to a particular segment, such as interest expense and certain amortization general and administrative expenses.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

9. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit

Basic earnings or loss per weighted-average limited partnership unit was computed by dividing income from continuing operations and (loss) income from operation of discontinued operations attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the period. The weighted-average number of limited partnership units deemed outstanding during the three months ended March 31, 2006 and 2005 was 7,730,965.

Any special allocations of income to the General Partner are included in the calculation of basic earnings (loss) from continuing operations.

Basic earnings or loss per weighted average limited partnership unit from continuing operations and operation of discontinued operations and any special allocations to the limited partners are based on the following for the three months ended March 31, (in thousands of dollars, except weighted-average limited partnership unit amounts):

	2006	2005
Attributable to limited partners:
Basic income from continuing operations	$418	$3.693
Special allocation of income	--	--
Income from continuing operations	418	3,693
attributable to limited partners

(Loss) income from operation of discontinued operations	(70)	302
Net income	$348	$3,995

Weighted average limited partnership units
outstanding	7,730,965	7,730,965
Basic earnings per weighted average limited partnership unit:
Income from continuing operations	$0.05	$0.48
(Loss) income from operation of discontinued operations	(0.01)	0.04
Net income per weighted average limited
partnership unit	$0.04	$0.52

10. Accounts Receivable

Accounts receivable represents balances due from current or former lessees for unpaid balances incurred from leasing Partnership owned equipment. The components of accounts receivable were as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005

Trade accounts receivable	$688	$778
	$688	$778

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

11. Other Assets

The components of the other assets, net, were as follows (in thousands of dollars):

	March 31,	December 31,
	2006	2005
Prepaid expenses	$154	$173
Other assets	5	5
	$159	$178

12. Debt

The Partnership is a participant in a $10.0 million warehouse facility. The warehouse facility is scheduled to expire on May 1, 2006 with all advances due no later than May 1, 2006. As of March 31, 2006 and December 31, 2005, the Partnership had no borrowings outstanding under this facility. (See Note 16 to the unaudited condensed financial statements)

13. Concentrations of Credit Risk

For the three months ended March 31, 2006 and 2005, the Partnership’s customers that accounted for 10% or more of the total revenues for the owned equipment and jointly owned equipment were Sahara Airlines (42% in 2005) and Continental Airlines (19% in 2006) both of which are in the aircraft leasing segment, Cronos Group (15% in 2006) and Capital Leasing (12% in 2006) both of which are in the marine container leasing segment and Tankship International (26% in 2006) which is in the marine vessel leasing segment. In 2005, the Partnership settled all litigation with Sahara Airlines, a former lessee, who had defaulted on its lease.

As of March 31, 2006 and December 31, 2005, the Partnership’s customers that accounted for 10% or more of the total accounts receivable for owned equipment and jointly owned equipment were Cronos Group (20% in 2006 and 19% 2005) which is in the marine container leasing segment, CFHS Leasing (29% in 2006 and 19% in 2005) which is in the machinery and other equipment leasing segment, Continental Airlines (29% in 2006) which is in the aircraft leasing segment, and Stena Bulk LLC (13% in 2006 and 52% in 2005) which is in the marine vessel leasing segment. CFHS trade accounts receivable represents straight-line rents receivable and is fully payable at the end of the existing lease which is in November 2006. If the lessee extends the lease in accordance with the lease agreement, the lessee can remain up to two years in arrears in its lease payments.

As of March 31, 2006 and December 31, 2005, the General Partner believed the Partnership had no other significant concentrations of credit risk that could have a material adverse effect on the Partnership.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS

14. Commitments and Contingencies

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

No trial date has been set for the Rickey Thomas Sr. case, but counsel advises it will be reached in the ordinary course no sooner than September of 2006.  The Partnership has recently been added as a defendant in the case.  Counsel for the Partnership and IMI (collectively, PLM entities) defendants have moved for summary judgment in the case and await a hearing on the motion.

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

The Partnership's policy is to expense legal fees as incurred.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(unaudited)

15. Recent Accounting Pronouncements

At the June 15 -16, 2005 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-05 entitled "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. Additionally, on July 14, 2005, the Financial Accounting Standards Board issued a Staff Position FSP-78-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05” which amends the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, to be consistent with EITF Issue No. 04-05. The effective dates of this issue and technical position depend on whether the partnership agreement is new or modified, and is therefore effective for the Partnership no later than the beginning of the first quarter of 2006. The adoption of EITF Issue No. 04-05 did not have a material impact on the Partnership’s financial position and results of operations.

At the April 19, 2006 Financial Accounting Standards Board (FASB) meeting, discussions continued of plans to issue a FASB Staff Position (FSP) on planned major maintenance activities. The planned FSP would eliminate the accrued-in-advance method of accounting and would become effective for financial statements issued for the fiscal periods beginning after December 15, 2006. The proposed FSP has not yet been issued and, accordingly, the General Partner is unable to conclude on the impact such proposed FSP will have on the Partnership.

16. Subsequent Event

On May 1, 2006, the warehouse facility expired and was not renewed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of 2005, the Partnership and an investment entity in which the Partnership had an interest sold all of their remaining railcars. Consequently, the results from this operation have been classified as a discontinued operation and prior periods have been restated. (See Note 4 to the unaudited condensed financial statements)

(I) RESULTS OF OPERATIONS

Comparison of PLM Equipment Growth Fund VI’s (the Partnership’s) Operating Results for the Three Months Ended March 31, 2006 and 2005

(A) Owned Equipment Operations

Lease revenues less operations support on owned equipment decreased during the three months ended March 31, 2006, compared to the same period of 2005. Gains from the disposition of equipment, interest and other income, and certain expenses such as management fees to affiliate, depreciation and amortization, impairment loss on equipment, recovery of bad debts, and general and administrative expenses relating to the operating segments (see Note 8 to the unaudited condensed financial statements), are not included in the owned equipment operation discussion because these expenses are indirect in nature and not a result of operations, but the result of owning a portfolio of equipment. The following table presents lease revenues less operations support by segment (in thousands of dollars):

	For the Three Months Ended March 31,
	2006	2005
Marine containers	$690	$815
Aircraft and rotables	296	3,275

Marine containers: Marine container lease revenues and operations support were $0.7 million and $-0-, respectively, for the three months ended March 31, 2006, compared to $0.8 million and $8,000, respectively, during the same period of 2005. The decrease in lease revenues of $0.1 million during the three months ended March 31, 2006 was due to lower lease rates earned on the Partnership's marine containers due to the disposition of equipment during 2006 and 2005.

Aircraft and rotables: Aircraft and rotables lease revenues of $0.3 million for the three months ended March 31, 2006, compared to lease revenues of $0.3 million and lease revenues from litigation settlement of $3.0 million during the same period of 2005. During the three months ended March 31, 2005, the Partnership received $3.0 million in settlement of all litigation matters with a former India lessee who had defaulted on its lease for several aircraft. A similar event did not occur during the same period of 2006.

(B) Interest and Other Income

Interest and other income increased $0.1 million in the three months ended March 31, 2006 due to increased interest income earned resulting from higher cash balances compared to the same period of 2005.

(C) Indirect Expenses Related to Owned Equipment Operations

Total indirect expenses were $0.6 million for the three months ended March 31, 2006 and 2005. While total indirect expenses were approximately the same over the periods, there were significant variances between the categories of indirect expenses explained below:

(i) A $0.2 million decrease in general and administrative expenses during the three months ended March 31, 2006 was primarily due to fewer professional costs associated with matters regarding former aircraft lessees;

(ii) A $0.1 million decrease in interest expense resulted from lower average borrowings outstanding in the three months ended March 31, 2006 compared to the same period of 2005. The Partnership repaid its outstanding debt in full in the third quarter of 2005;

(iii) A $0.1 million decrease of in management fees to affiliates was the result of lower lease revenues and lease revenues from litigation settlement on owned equipment during the three months ended March 31, 2006 compared to the same period of 2005;

(iv) A $0.1 million decrease in depreciation and amortization expense from 2005 levels reflecting the decrease of $0.1 million caused by equipment dispositions during 2006 and 2005;

(v) Recovery of bad debts decreased $0.4 million in the first three months of 2006 compared to the same period of 2005. During 2005 recovery of bad debts of $0.4 million was due to the collection of an receivable from a former aircraft lessee that had been previously reserved for as a bad debt; a similar event did not occur during 2006; and

(vi) Impairment loss of equipment increased $0.1 million during the quarter ended March 31, 2006 and resulted from the Partnership reducing the carrying value of owned aircraft components to their estimated fair value. No impairment of equipment was required during the same period of 2005.

(D) Gain on Disposition of Owned Equipment

The gain on the disposition of owned equipment for the three months ended March 31, 2006 totaled $0.2 million, and resulted from the disposition of aircraft rotables and marine containers with an aggregate net book value of $0.4 million for proceeds of $0.6 million. The net gain on the disposition of owned equipment for the first quarter of 2005 totaled $0.1 million, and resulted from the disposition of aircraft rotables and marine containers with an aggregate net book value of $0.1 million for proceeds of $0.2 million.

(E) Equity in Net (Loss) Income of Equity Investments

Equity in net (loss) income of equity investments represents the Partnership's share of the net income or loss generated from the operation of jointly owned assets accounted for under the equity method of accounting. The following table presents equity in net (loss) income by equipment type (in thousands of dollars):

	For the Three Months Ended March 31,
	2006	2005
Marine vessel	$112	$754
Machinery and other equipment	(48)	(168)
Aircraft	(354)	(501)
Equity in net (loss) income of equity investments	$(290)	$85

The following equity investment discussion by equipment type is based on the Partnership's proportional share of revenues, depreciation and amortization expenses, operations support, interest expense, and administrative expenses:

Marine vessel: As of March 31, 2006 and 2005, the Partnership owned an interest in an entity that owned a marine vessel. During the three months ended March 31, 2006, lease revenues of $1.1 million were partially offset by depreciation expense, operations support, and administrative expenses of $1.0 million. During the same period of 2005, lease revenues of $1.7 million were partially offset by depreciation expense, operations support, and administrative expenses of $0.9 million.

Marine vessel lease revenues decreased $0.6 million during the three months ended March 31, 2006 compared to the same period 2005. A decrease of $0.2 million was due to a lower lease rate being earned on this equipment in the quarter ended March 31, 2006 compared to the same period of 2005 and decreased $0.4 million due to being off-lease for 20 days during the first three months of 2006 compared to the same period of 2005, during which this marine vessel was on-lease the entire quarter.

Marine vessel operations support and administrative expenses increased $0.1 million during the three months ended March 31, 2006 compared to the same period 2005. The increase of $0.1 million was due to higher operating expenses.

Machinery and other equipment: As of March 31, 2006 and 2005, the Partnership owned an interest in an entity that owns machinery and other equipment. During the three months ended March 31, 2006, lease revenues of $0.2 million were offset by depreciation and amortization expense and administrative expenses of $0.2 million. During the same period of 2005, lease revenues of $0.1 million were offset by depreciation and amortization expense, and administrative expenses of $0.3 million.

Machinery and other equipment depreciation and amortization expense decreased $0.1 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

Aircraft: As of March 31, 2006, the Partnership owned an interest in a trust owning a Boeing 737-300 commercial aircraft and an interest in two trusts each owning two Boeing 737-500 commercial aircraft. As of March 31, 2005, the Partnership owned an interest in a trust owning a Boeing 737-300 commercial aircraft, an interest in two trusts each owning two Boeing 737-500 commercial aircraft, and an interest in an entity owning other aircraft related assets. In the fourth quarter of 2005, the entity owning other aircraft related assets was dissolved.

During the three months ended March 31, 2006, revenues of $0.9 million were offset by depreciation expense, operations support, interest expenses and administrative expenses of $1.2 million. During the same period of 2005, revenues of $1.0 million were offset by depreciation expense, operations support, interest expenses and administrative expenses of $1.5 million..

Aircraft lease revenues decreased $0.1 million in the three months ended March 31, 2006 compared to the same period of 2005 due to the entity owning other aircraft related assets being dissolved.

Depreciation and amortization expense, operations support, interest expense and administrative expenses decreased $0.2 million during the three months ended March 31, 2006 compared to the same period of 2005 resulting from a decrease in depreciation expense of $0.2 million caused by the double-declining balance method of depreciation which results in greater depreciation in the first years an asset is owned.

(F) (Loss) Income from Operation of Discontinued Operations

During the three months ended March 31, 2006, the Partnership's railcar operations, which are being accounted for as a discontinued operation, generated a loss from operations of $0.1 million compared to income of $0.3 million during the same period of 2005.

(G) Net Income

As a result of the foregoing, the Partnership's net income for the three months ended March 31, 2006 was $0.3 million, compared to net income of $4.0 million during the same period of 2005. The Partnership's ability to operate and liquidate assets, secure leases and re-lease those assets whose leases expire is subject to many factors. Therefore, the Partnership's performance in the three months ended March 31, 2006 is not necessarily indicative of future periods.

(II) FINANCIAL CONDITION -- CAPITAL RESOURCES AND LIQUIDITY

At March 31, 2006, the Partnership had unrestricted cash of $13.1 million.

For the three months ended March 31, 2006, the Partnership generated cash from operations of $2.8 million which included cash used in discontinued operations of $0.1 million, to meet its operating obligations and maintain working capital reserves

During the three months ended March 31, 2006, the Partnership disposed of owned equipment and received aggregate proceeds of $0.6 million.

Accounts receivable decreased $0.1 million in the three months ended March 31, 2006 due to lower receivables caused by the disposition of equipment during 2006.

Equity investments in affiliated entities decreased $2.2 million during the three months ended March 31, 2006 due to cash distributions of $2.0 million from the equity investments to the Partnership and from the loss of $0.3 million that was recorded by the Partnership for its interests in the equity investments.

Accounts payable decreased $0.1 million during the three months ended March 31, 2006 due to the timing of cash payments.

Due to affiliates increased $0.1 million during the three months ended March 31, 2006 due to additional engine reserve payments being received from the equity investments.

The General Partner has not planned any expenditures nor is it aware of any contingencies that would cause it to require additional capital.

CONTINGENCIES AND LITIGATION

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

No trial date has been set for the Rickey Thomas Sr. case, but counsel advises it will be reached in the ordinary course no sooner than September of 2006.  The Partnership has recently been added as a defendant in the case.  Counsel for the Partnership and IMI (collectively, PLM entities) defendants have moved for summary judgment in the case and await a hearing on the motion.

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

The Partnership's policy is to expense legal fees as incurred.

(III) RECENT ACCOUNTING PRONOUNCEMENTS

At the June 15 -16, 2005 Emerging Issues Task Force (EITF) meeting, the EITF reached a consensus on Issue No. 04-05 entitled "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights" (Issue 04-05). The consensus provides a framework for addressing when a general partner, or general partners as a group, controls a limited partnership or similar entity. Additionally, on July 14, 2005, the Financial Accounting Standards Board issued a Staff Position FSP-78-1, “Interaction of AICPA Statement of Position 78-9 and EITF Issue No. 04-05” which amends the guidance in AICPA Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, to be consistent with EITF Issue No. 04-05. The effective dates of this issue and technical position depend on whether the partnership agreement is new or modified, and is therefore effective for the Partnership no later than the beginning of the first quarter of 2006. The adoption of EITF Issue No. 04-05 did not have a significant effect on the Partnership’s financial position and results of operations.

At the April 19, 2006 Financial Accounting Standards Board (FASB) meeting, discussions continued of plans to issue a FASB Staff Position (FSP) on planned major maintenance activities. The planned FSP would eliminate the accrued-in-advance method of accounting and would become effective for financial statements issued for the fiscal periods beginning after December 15, 2006. The proposed FSP has not yet been issued and, accordingly, the General Partner is unable to conclude on the impact such proposed FSP will have on the Partnership.

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

Factors affecting the Partnership’s contribution during the remainder of 2006 and beyond include:

(1) Demand for marine containers is closely tied to worldwide economic conditions. Utilization of the Partnership's marine containers is expected to continue to be in the low 90% range for the next several months of 2006. Marine container manufacturers have recently seen an increase in their inventory of marine containers. This increase may result in a decrease in utilization and lease rates earned on the Partnership's marine containers.

The lessee of 1,183 of the Partnership's marine containers has notified the Partnership of its intention to exercise its purchase option for these marine containers. The lessee exercised its option on 598 of these marine containers in the first quarter of 2006 and is expected to exercise its option for the remaining marine containers in the second quarter of 2006. The sale of these marine containers will result in a significant decline in Partnership lease revenues;

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

(3) While the financial condition of both international and domestic United States airlines have shown improvement over the last 12 months, continuing increases in the price of oil poses a very significant risk to both the airlines and aircraft equipment lessors.

The Partnership owns an equity interest in a trust that owns a Boeing 737-300 Stage III commercial aircraft that is on lease to a South American carrier through April 2008. In the first quarter of 2006, the lessee was approximately 10 days late with one of its monthly lease payments. As of May 11, 2006, the lessee was current with all lease payments. Should a default on this lease occur, we expect the Partnership would be able to re-lease the aircraft relatively quickly and for at least the same lease rate.

The Partnership’s owned aircraft rotables are off-lease. The General Partner has been marketing this equipment for sale over the last year. The volume of sales of these rotables decreased significantly in the first quarter of 2006. This led to a review of the Partnership's pricing of this equipment resulting in price reductions of up to 30%. As a result of this, the Partnership recorded an impairment of $0.1 million to owned aircraft rotables.

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

(4) While the Partnership is scheduled to terminate on December 31, 2011, the General Partner is currently reviewing the strategic alternatives for the Partnership’s remaining assets. These alternatives include selling the Partnership’s remaining assets and assets owned by entities in which the Partnership has an equity interest;

(5) The timing and amount of future cash distributions to the limited partners and the General Partner will be based on the cash position of the Partnership and operational requirements; and

(6) In order to prevent the Partnership from being considered publicly traded and to avoid taxation of the Partnership as an association treated as a corporation under the Internal Revenue Code, in 2006 the General Partner began limiting the number of limited partnership units to be traded to 2% per year of the total outstanding units.

Several other factors may affect the Partnership's operating performance in the remainder of 2006 and beyond, including changes in the markets for the Partnership's equipment and changes in the regulatory environment in which that equipment operates.

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

No trial date has been set for the Rickey Thomas Sr. case, but counsel advises it will be reached in the ordinary course no sooner than September of 2006.  The Partnership has recently been added as a defendant in the case.  Counsel for the Partnership and IMI (collectively, PLM entities) defendants have moved for summary judgment in the case and await a hearing on the motion.

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

PLM EQUIPMENT GROWTH FUND VI

By:  PLM Financial Services, Inc.
General Partner

                            Date: May 11, 2006
                   By: /s/ Richard K Brock
Richard K Brock
Chief Financial Officer