Form 10KSB/A
period 2005-12-31
PLM EQUIPMENT GROWTH FUND VI
filed 2006-06-06
CIK 874395

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________

FORM 10-KSB/A
(Amendment No. 1)
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

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

Registrant's aggregate market value of voting stock: N/A

Registrant's Limited Partnership units outstanding as of December 31, 2005 were 7,730,965.

Registrant's revenues for the fiscal year ended December 31, 2005 was $7,883,000.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

EXPLANATORY NOTE

This Form 10-KSB/A (Amendment No. 1) is being filed with the U.S. Securities and Exchange Commission (SEC) in order to reflect the restatement of PLM Equipment Growth Fund VI, a California limited partnership's statements of cash flows for the years ended December 31, 2005 and 2004. All financial data in this report reflects the effects of the restatement. See Note 1 to the financial statements for details relating to this restatement.

Certain items in the Form 10-KSB filed with the SEC on March 30, 2006 remain unchanged and have been omitted from this Form 10-KSB/A.

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1. Financial Statements

The financial statements listed in the accompanying Index to Financial Statements are filed as part of this Annual Report on Form 10-KSB/A.

(B)	Financial Statement Schedule

None.

(C) Exhibits

4
Amended and Restated Limited Partnership Agreement of Partnership, incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-40093) which became effective with the Securities and Exchange Commission on December 23, 1991.

4.1
First Amendment to the Amended and Restated Limited Partnership Agreement dated November 26, 1996, incorporated by reference to the Partnership’s Form 10-KSB dated December 31, 2005 filed with the Securities and Exchange Commission on March 30, 2006..

4.2
Second Amendment to the Amended and Restated Limited Partnership Agreement dated August 24, 2001, incorporated by reference to the Partnership’s Form 10-K dated December 31, 2001 filed with the Securities and Exchange Commission on March 26, 2002.

10.1
Management Agreement between Partnership and PLM Investment Management, Inc.  incorporated by reference to the Partnership's Registration Statement on Form S-1 (Reg. No. 33-40093) which became effective with the Securities and Exchange Commission on December 23, 1991.

10.2
Note Agreement, dated as of December 21, 2001, regarding $30.0 million term loan notes due December 21, 2006, incorporated by reference to the Partnership’s Form 10-K dated December 31, 2001 filed with the Securities and Exchange Commission on March 26, 2002.

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

Dated: June 6, 2006 PLM EQUIPMENT GROWTH FUND VI
PARTNERSHIP

By:    PLM Financial Services, Inc.
    General Partner

By:     /s/ Paul M. Leand
  Paul M. Leand
  President

By:     /s/ Richard K Brock
   Richard K Brock
   Chief Financial Officer

CERTIFICATION

The undersigned hereby certifies, in their capacity as a director of the General Partner of PLM Equipment Growth Fund VI (the Partnership), that the Annual Report of the Partnership on Form 10-KSB/A for the year ended December 31, 2005, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that the information contained in such report fairly presents, in all material respects, the financial condition of the Partnership at the end of such period and the results of operations of the Partnership for such period.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors of the Partnership's General Partner on the dates indicated.

Name                                 Capacity             Date

/s/ Paul M. Leand
Paul M. Leand                               Director, FSI            June 6, 2006

/s/ Michael Dockman
Michael Dockman                             Director, FSI             June 6, 2006

/s/ James G. Dolphin
James G. Dolphin                              Director, FSI              June 6, 2006

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
INDEX TO FINANCIAL STATEMENTS

(Item 13(a))

Page

Report of independent registered public accounting firm	7

Balance sheets as of December 31, 2005 and 2004	8

Statements of income for the years ended
December 31, 2005 and 2004	9

Statements of changes in partners’ capital for the
years ended December 31, 2005 and 2004	10

Statements of cash flows for the years ended
December 31, 2005 and 2004	11

Notes to financial statements	12-30

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

The accompanying statements of cash flows for the years ended December 31, 2005 and 2004 have been restated as discussed in Note 1 to the financial statements.

/s/ Grant Thornton LLP

New York, New York
March 24, 2006, except for Note 1 for which the date is June 1, 2006.

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
STATEMENTS OF CASH FLOWS
For the Years Ended December 31,
(in thousands of dollars)

2005	2004
                                                (As restated,          (As restated,
                                              see Note 1)           see Note 1)
Operating activities
Income from continuing operations	$3,908	$700
Adjustments to reconcile income from continuing operations
to net cash provided by (used in) operating activities:
Depreciation	1,300	1,610
Amortization	9	9
Amortization of debt placement costs	125	110
Recovery of bad debts	(375)	--
Gain on disposition of equipment	(363)	(296)
Equity in net loss from equity investments	1,259	410
Distributions from equity investments	2,321	1,747
Changes in operating assets and liabilities:
Accounts receivable	608	(84)
Other assets	(118)	172
Accounts payable and accrued expenses	(76)	126
Due to affiliates	(54)	(180)
Cash provided by operating activities of continuing operations	8,544	4,324
Cash (used in) provided by operating activities of
discontinued operations	(1,346)	352
Net cash provided by operating activities	7,198	4,676

Investing activities
Investments in equity investments	--	(23,444)
Non-operating distributions from equity investments	--	14,642
Decrease (increase) in restricted cash	1,056	(646)
Collections on finance lease receivable	382	172
Proceeds from disposition of equipment	719	701
Cash provided by (used in) investing activities of continuing
operations	2,157	(8,575)
Cash provided by (used in) investing activities of discontinued
operations	9,802	(714)
Net cash provided by (used in) investing activities	11,959	(9,289)

Financing activities
Payments of notes payable	(10,000)	(4,000)
Payment of debt placement fees	--	(25)
Cash distribution paid to limited partners	(3,865)	--
Cash distribution paid to General Partner	(204)	--
Net cash used in financing activities	(14,069)	(4,025)

Net increase (decrease) in cash and cash equivalents	5,088	(8,638)
Cash and cash equivalents at beginning of period	4,656	13,294
Cash and cash equivalents at end of period	$9,744	$4,656

Supplemental information
Interest paid	$346	$514
See accompanying notes to financial statements.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

1. Restatement of Financial Statements

On March 30, 2006, PLM Equipment Growth Fund VI, a California limited partnership (the Partnership) filed its 2005 Form 10-KSB. During May 2006, PLM Financial Services, Inc. (FSI) the General Partner of the Partnership, determined that the Partnership incorrectly reported the cash (used in) provided by operating activities of discontinued operations on the statements of cash flows for the years ended December 31, 2005 and 2004. The principal effects of the restatements were to decrease or increase cash provided by operating activities of continuing operations, with an offsetting increase or decrease to cash provided by operating activities of discontinued operations. The restatements did not change the net cash provided by operating activities. In the previously filed Form 10-KSB, the Partnership reconciled to cash flow from operations beginning with the caption "Net income". In this Form 10-KSB/A, the reconciliation begins with "Income from continuing operations". A summary of the significant effects on the statements of cash flows from the restatements are as follows:

                                                For the Year Ended December 31, 2005
	As
	Previously		As
	Reported	Adjustment	Restated
Cash provided by operating
activities of continuing operations	10,225	(1,681)	8,544
Cash (used in) operating activities
of discontinued operations	(3,027)	1,681	(1,346)

                                                  For the Year Ended December 31, 2004
	As
	Previously		As
	Reported	Adjustment	Restated
Cash provided by operating
activities of continuing operations	4,203	121	4,324
Cash provided by provided by
operating activities of discontinued operations	473	(121)	352

2. Basis of Presentation

Organization

The Partnership, was formed on April 17, 1991 to engage in the business of owning, leasing or otherwise investing in primarily used transportation and related equipment.

The General Partner manages the affairs of the Partnership. On November 15, 2005, PLM International, Inc., the former parent company of FSI, sold all the issued and outstanding shares of common stock of FSI to AMA CP Fund I Inc.

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

2. Basis of Presentation (continued)

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

Depreciation and Amortization

Depreciation of equipment held for operating leases is computed on the double-declining balance method, taking a full month's depreciation in the month of acquisition, based upon estimated useful lives of 12 years for transportation equipment and 7 years for non-transportation equipment. The depreciation method changes to straight line when the annual depreciation expense using the straight-line method exceeds that calculated by the double-declining balance method. Acquisition fees paid to the General Partner (see Notes 3 and 4 to the financial statements) and certain other acquisition costs have been capitalized as part of the cost of the equipment. Major expenditures that are expected to extend the useful lives or reduce future operating expenses of equipment are capitalized and amortized over the estimated remaining life of the equipment. Lease negotiation fees are included in other assets and are amortized over the initial equipment lease term.

Debt placement fees were included in other assets and were amortized over the term of the loan using either the effective interest or the straight-line method if that method approximates the effective interest method and are included in interest expense in the accompanying statements of operations. (see Note 13 to the financial statements)

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2. Basis of Presentation (continued)

Equipment

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

Discontinued Operations

During 2005, the Partnership and an investment entity in which the Partnership has an interest, sold all of their remaining railcars. Consequently, the results from this operation have been classified as discontinued operations for all periods presented. Assets and liabilities from discontinued operations have been classified as assets and liabilities held for sale for all periods presented. (see Note 3 to the financial statements)

Repairs and Maintenance

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

2. Basis of Presentation (continued)

Net Income and Distributions

Special allocations of income are made to the General Partner to the extent necessary to cause the capital account balance of the General Partner to be zero as of the close of such year in accordance with the Limited Partnership Agreement. The limited partners' net income is allocated among the limited partners based on the number of limited partnership units owned by each limited partner. (see Note 10 to the financial statements)

Cash distributions of the Partnership are allocated 95% to the limited partners and 5% to the General Partner and may include amounts in excess of net income.

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

Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit

Basic earnings (loss) per weighted-average limited partnership unit was computed by dividing income from continuing operations, loss from operation of discontinued operations and the gain on disposition of discontinued operations attributable to limited partners by the weighted-average number of limited partnership units deemed outstanding during the year. The weighted-average number of limited partnership units deemed outstanding during the years ended December 31, 2005 and 2004 was 7,730,965. (see Note 10 to the financial statements) All special allocations of income to the General Partner are included in basic earnings from continuing operations.

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

2. Basis of Presentation (continued)

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

3. Discontinued Operations

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

4. Transactions with General Partner and Affiliates

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

The Partnership had equity investments in affiliated entities that own equipment and other assets during 2005 and 2004. (see Note 7 to the financial statements)

During 2004, the Partnership, two affiliated programs and a non-affiliated third party formed two investment entities which each purchased two commercial aircraft. The Partnership's net investment in these entities was $4.7 million. In addition, the Partnership, two affiliated programs and a non-affiliated third party formed a tenancy-in-common which purchased certain machinery and other equipment used in hospitals. The Partnership's net investment in this entity was $4.1 million. (see Note 7 to the financial statements)

The balance due to affiliates as of December 31, 2005 and 2004 included $0.1 million due to FSI for management fees and $1.2 million due to affiliates in which the Partnership has an equity investment.

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

5. Restricted Cash

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
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

7. Equity Investments in Affiliated Entities (continued)

The tables below set forth 100% of the assets, liabilities, and equity of the entities in which the Partnership has an interest and the Partnership’s proportional share of equity in each entity (in thousands of dollars):

Boeing
	Lion	737-300
As of December 31, 2005	Partnership[1]	Trust[2]

Assets
Equipment less accumulated depreciation	$3,901	$6,366
Accounts receivable	2,739	54
Due from affiliate	--	1,907
Other assets	491	--
Total assets	$7,131	$8,327
Liabilities
Accounts payable	$123	$5
Due to affiliates	166	12
Lessee deposits and reserve for repairs	628	1,907
Total liabilities	917	1,924

Equity	6,214	6,403
Total liabilities and equity	$7,131	$8,327

Partnership’s share of equity	$3,270	$4,056

	PLM CAL I	PLM CAL II
As of December 31, 2005 (continued)	LLC[3]	LLC[4]	CFHS[5]	Total

Assets
Equipment less accumulated depreciation	$24,568	$24,535	$13,446
Cash and cash equivalents	1,877	1,878	112
Accounts receivable	47	16	2,540	[6]
Other assets	477	477	79
Total assets	$26,969	$26,906	$16,177
Liabilities
Accounts payable	$447	$446	$--
Due to affiliates	6	6	98
Notes payable	23,937	23,919	--
Total liabilities	24,390	24,371	98

Equity	2,579	2,535	16,079
Total liabilities and equity	$26,969	$26,906	$16,177

Partnership’s share of equity	$870	$855	$3,255		$12,306

1	The Partnership owns a 53% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
2	The Partnership owns a 62% interest in the Boeing 737-300 Trust that was formed in 1999 that owns a stage III commercial aircraft.
3	The Partnership owns a 34% interest in PLM CAL I LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
4	The Partnership owns a 34% interest in PLM CAL II LLC that was formed in the third quarter of 2004 that owns two Boeing 737-500 stage III commercial aircraft.
5	The Partnership owns a 20% interest in CFHS that was formed in the fourth quarter of 2004 that owns various types of machinery and other equipment.
6.
CFHS accounts receivable represents unpaid lease payments since inception. The accounts receivable is not due until the end of the existing lease in November 2006 unless the lessee extends the lease in accordance with the lease agreement, in which case, the lessee can remain up to two years in arrears of its lease payments.

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

7. Equity Investments in Affiliated Entities (continued)

		Aero	Boeing	PLM
	Lion	California	737-300	Worldwide
As of December 31, 2004	Partnership[1]	Trust[2]	Trust[3]	Leasing Corp.[4]

Assets
Equipment less accumulated depreciation	$5,015	$--	$7,643	$--
Cash and cash equivalents	--	34	--	140
Accounts and note receivables	1,318	--	--	2,228
Finance lease receivable	--	191	--	--
Due from affiliate	--	--	1,966	4
Other assets	544	2	6	--
Total assets	$6,877	$227	$9,615	$2,372
Liabilities
Accounts payable	$133	$34	$65	$2,205
Due to affiliates	111	2	5	--
Lessee deposits and reserve for repairs	260	--	1,966	--
Total liabilities	504	36	2,036	2,205

Equity	6,373	191	7,579	167
Total liabilities and equity	$6,877	$227	$9,615	$2,372

Partnership’s share of equity	$3,346	$76	$4,791	$42

	PLM CAL I	PLM CAL II
As of December 31, 2004 (continued)	LLC[5]	LLC[6]	CFHS 7	Total

Assets
Equipment less accumulated depreciation	$29,482	$29,442	$18,900
Cash and cash equivalents	1,897	1,897	125
Accounts receivable	--	--	260
Other assets	543	542	167
Total assets	$31,922	$31,881	$19,452
Liabilities
Accounts payable	$480	$480	$2
Due to affiliates	6	6	9
Notes payable	25,744	25,716	--
Lessee deposits and reserve for repairs	199	203	--
Total liabilities	26,429	26,405	11

Equity	5,493	5,476	19,441
Total liabilities and equity	$31,922	$31,881	$19,452

Partnership’s share of equity	$1,850	$1,844	$3,937	$15,886

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

		Boeing	PLM
For the year ended	Lion	737-300	Worldwide
December 31, 2005	Partnership[1]	Trust[3]	Leasing Corp.[4]

Lease revenues and interest and other income	$9,712	$1,566	$601
Less: Depreciation and amortization expense	1,115	1,277	--
Operations support	5,242	26	--
General and administrative expenses	826	146	590
Net income	$2,529	$117	$11

Partnership’s share of net income	$1,344	$78	$2

For the year ended	PLM CAL I	PLM CAL II
December 31, 2005 (continued)	LLC[5]	LLC[6]	CFHS[7]	Total

Lease revenues and interest and other income	$3,949	$3,911	$2,283
Less: Depreciation and amortization expense	4,941	4,934	5,541
Interest expense	1,858	1,856	--
Operations support	--	--	--
General and administrative expenses	105	104	120
Net loss	$(2,955)	$(2,983)	$(3,378)

Partnership’s share of net loss	$(994)	$(1,004)	$(685)	$(1,259)

		Aero	Boeing	PLM
For the year ended	Lion	California	737-300	Worldwide
December 31, 2004	Partnership[1]	Trust[2]	Trust[3]	Leasing Corp.[4]

Lease revenues and interest and other income	$7,218	$495	$1,560
Less: Depreciation and amortization expense	1,115	49	1,533
Operations support	4,434	26	23
General and administrative expenses	415	25	127
Net income (loss)	$1,254	$395	$(123)

Partnership’s share of net income (loss)	$672	$158	$(64)	$42

For the year ended	PLM CAL I	PLM CAL II
December 31, 2004 (continued)	LLC[5]	LLC[6]	CFHS[7]	Total

Lease revenues and interest and other income	$1,372	$1,354	$260
Less: Depreciation and amortization expense	2,210	2,206	979
Interest expense	683	682	--
General and administrative expenses	65	65	21
Net loss	$(1,586)	$(1,599)	$(740)

Partnership’s share of net loss	$(532)	$(537)	$(149)	$(410)

1	The Partnership owns a 53% interest in the Lion Partnership that was formed in 1997 that owns a product tanker.
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

8. Operating Segments

The Partnership operates or operated in five operating segments: aircraft leasing, marine container leasing, marine vessel leasing, trailer leasing, and machinery and other equipment. Each equipment leasing segment engages in short-term to mid-term operating leases to a variety of customers.

The General Partner evaluates the performance of each segment based on profit or loss from operations before allocation of interest expense, general and administrative expenses, and certain other expenses. The segments are managed separately due to different business strategies for each operation. The accounting policies of the Partnership’s operating segments are the same as described in Note 2, Basis of Presentation. There were no intersegment revenues for the years ended December 31, 2005 and 2004.

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

9. Geographic Information

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

The table below sets forth operating lease revenues by geographic region for the Partnership's owned equipment grouped by domicile of the lessee for the years ended December 31 (in thousands of dollars):

	Owned Equipment
Region	2005	2004
United States	$1,153	$1,300
India	2,967	--
Rest of the world	3,076	3,037

Lease revenues	$7,196	$4,337

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

10. Basic Earnings (Loss) Per Weighted-Average Limited Partnership Unit

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

13. Debt

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

14. Concentrations of Credit Risk

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

14. Concentrations of Credit Risk (continued)

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

16. Contingencies

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

PLM EQUIPMENT GROWTH FUND VI
(A Limited Partnership)
NOTES TO FINANCIAL STATEMENTS

16. Commitments and Contingencies (continued)

Litigation (continued)

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

17. Subsequent Event

During February 2006, the lessee of approximately 1,183 of the Partnership's marine containers notified the General Partner that it intends to exercise its purchase option of these marine containers in the first and second quarters of 2006. The purchase option for these marine containers is in excess of the net book value.

PLM EQUIPMENT GROWTH FUND VI

INDEX OF EXHIBITS

Exhibit	Page

4.	Amended and Restated Limited Partnership Agreement of Partnership.	*

4.1	First Amendment to the Amended and Restated Limited Partnership Agreement.	*

4.2	Second Amendment to the Amended and Restated Limited Partnership Agreement.	*

10.1	Management Agreement between Partnership and PLM Investment Management, Inc.	*

10.2	Note Agreement, dated as of December 21, 2001, regarding $30.0 million	*
term loan notes due December 21, 2006.
*
10.3	First Amendment to Credit Agreement, dated March 2, 2003.
*
10.4	Second Amendment to Credit Agreement, dated June 30, 2003.	*

10.5	Third Amendment to Credit Agreement, dated September 30, 2003.	*

10.6	Amended and restated Warehouse Credit Agreement, dated as of March 17, 2004.	*

10.7	First Amendment to Amended and Restated Warehouse Credit Agreement dated September 3, 2004.	*

10.8	Second Amendment to Amended and Restated Warehouse Credit Agreement dated October 20, 2004.	*

10.9	PLM CAL I LLC operating agreement dated June 4, 2004.	*

10.10	PLM CAL II LLC operating agreement dated June 4, 2004.	*

10.11	PLM CAL I LLC equipment purchase agreement dated August 26, 2004.	*

10.12	PLM CAL II LLC equipment purchase agreement dated August 26, 2004.	*

10.13	Trust Indenture and Mortgage 645 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.14	Trust Indenture and Mortgage 646 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.15	Trust Indenture and Mortgage 647 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.16	Trust Indenture and Mortgage 648 between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.17	Trust Indenture and Mortgage 645 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.18	Trust Indenture and Mortgage 646 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL I.	*

10.19	Trust Indenture and Mortgage 647 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.20	Trust Indenture and Mortgage 648 Supplement between First Security Bank, National Association and Wilmington Trust Company assumed by PLM CAL II.	*

10.21	Letter of intent to purchase manufacturing equipment with PLM International, Inc. dated December 23, 2004.	*

10.22	Third Amendment to Amended and Restated Warehouse Credit Agreement dated December 28, 2004.	*

10.23	Fourth Amendment to Amended and Restated Warehouse Credit Agreement dated March 24, 2005.	*

10.24	Fifth Amendment to Amended and Restated Warehouse Credit Agreement dated July 26, 2005.	*

10.25	Asset purchase agreement dated as of August 4, 2005.	*

14.	PLM Financial Services Inc. Code of Ethics.	*

31.1	Certificate of President of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	33

31.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 302 of Sarbanes - Oxley Act of 2002.	34

32.1	Certificate of President of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	35

32.2	Certificate of Chief Financial Officer of the General Partner pursuant to Section 906 of Sarbanes - Oxley Act of 2002.	36

* Incorporated by reference. See page 2-4 of this report.